Form 10-K
period 2020-12-31
Delwinds Insurance Acquisition Corp.
filed 2021-03-31
CIK 1812360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-39783

DELWINDS INSURANCE ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One City Centre 1021 Main Street, Suite 1960 Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 337-4077

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Shares of Class A Common Stock, par value $0.0001 per share	DWIN	The New York Stock Exchange
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock for $11.50 per share	DWIN.WS	The New York Stock Exchange
Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant	DWIN.U	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2020. The registrant’s units begin trading on The New York Stock Exchange on December 11, 2020 and the registrant’s shares of Class A common stock and warrants began trading on The New York Stock Exchange on January 29, 2021. The aggregate market value of the units outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the units on December 31, 2020, as reported on The New York Stock Exchange was $10.20.

As of March 31, 2021, there were 20,757,500 shares of Class A common stock, par value $0.0001 per share (“Class A Common stock”) and 5,031,250 shares of the Company’s Class B common stock, par value $0.0001 per share (“Class B Common stock”), of the registrant issued and outstanding.

i

Unless otherwise stated in this Annual Report on Form 10-K, references to:

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“executive advisors” are to the persons referenced as executive advisors throughout this report;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issuable upon the conversion thereof as provided herein;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“management” or our “management team” are to our officers and directors;

●	“placement units” are to the units being purchased separately by our sponsor in the private placement, each placement unit consisting of one placement share and one-half of one placement warrant;

●	“placement shares” are to the shares of our Class A common stock included within the placement units;

●	“placement warrants” are to the warrants included within the placement units;

●	“private placement” are to the private placement of 580,000 placement units at a price of $10.00 per unit (or up to 632,500 placement units if the over-allotment option is exercised in full), for an aggregate purchase price of $5,800,000 (or up to $6,325,000 if the over-allotment option is exercised in full), which will occur simultaneously with the completion of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market, including warrants that may be acquired by our sponsor or its affiliates in our initial public offering or thereafter in the open market) and to any placement warrants sold as part of the placement units or warrants issued upon conversion of working capital loans in each case that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“RBC Capital Markets” and “Cantor” are to RBC Capital Markets, LLC and Cantor Fitzgerald & Co., respectively, the representatives of the underwriters in our initial public offering;

●	“sponsor” are to DIAC Sponsor LLC, a Delaware limited liability company, which is an affiliate of our Chief Executive Officer and Chairman;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the placement warrants to the extent they are no longer held by the initial purchasers of the placement units or their permitted transferees; and

●	“we,” “us,” “company” or “our company” are to Delwinds Insurance Acquisition Corp.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1.	Business

Overview

We are an early-stage blank check company formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Throughout this report we will refer to this as our initial business combination. While our efforts to identify a target business may span many industries and regions worldwide, since our initial public offering, we have focused our search for prospects within the insurance industry as described below. Our ability to locate a potential target is subject to the uncertainties discussed elsewhere in this report.

Initial Public Offering

On December 15, 2020, we consummated our initial public offering of 20,125,000 units (the “units”). Each unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (the “Class A ordinary shares”), and one-half of one redeemable warrant of the Company (“warrant”), with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $201,250,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 632,500 units (the “private placement units”) to DIAC Sponsor LLC (our “sponsor”) at a purchase price of $10.00 per private placement unit, generating gross proceeds of $6,325,000.

A total of $201,250,000, comprised of $197,225,000 of the proceeds from the initial public offering (which amount includes $7,043,750 of the underwriter’s deferred discount) and $4,025,000 of the proceeds of the sale of the private placement units, was placed in a U.S.-based trust account (the “trust account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee.

It is the responsibility of our sponsor and management team to complete our initial business combination. Our management team is led by Andrew J. Poole, our Chief Executive Officer and Chairman, and Bryce Quin, our Chief Financial Officer, who have many years of experience investing in ventures and building companies with operations. We must complete our initial business combination by June 15, 2022, 18 months from the closing of initial public offering. If our initial business combination is not consummated by June 15, 2022, then our existence will terminate, and we will distribute all amounts in the trust account.

Initial Business Combination

We intend to efficiently identify and complete an initial business combination within the insurance technology, traditional insurance and insurance-related products and services industries, which we refer to as the insurance and insurtech sector. However, we are not limited to these industries and we may pursue a business combination opportunity in any business or industry we choose and we may pursue a company with operations or opportunities outside of the United States. Our management team and executive advisors include insurance and insurtech sector executives and investors well positioned to draw upon a vast network across the insurance and insurtech sector to identify opportunities that have the potential to generate attractive risk-adjusted returns for our stockholders. The insurance industry is rapidly changing through the use of new technology led by innovative insurtech companies. We believe these changes have accelerated in a post COVID-19 environment as technology is playing an increasingly important role in the insurance value chain. Our immediate focus is on those companies leading innovation in their respective markets and partnering with thought leaders utilizing technology to enhance their operational goals. Our management team and executive advisors are experienced at identifying insurtech, traditional insurance and insurance-related product and service assets in addition to creating strategies to enhance those assets so that they reach their full market potential. Not only do our management team and executive advisors bring a combination of operating, investing, financial and transaction experience, but also has extensive governance, regulatory and public company leadership experience creating value for stockholders and policyholders. Their deal sourcing network, ranging from industry executives, private owners, private equity funds, and investment bankers will enable us to pursue a broad range of opportunities across the entire insurance and insurtech sector. We believe that our ability to source, evaluate and execute value enhancing strategies for businesses within the insurance and insurtech sector are highly differentiated and will lead to superior risk-adjusted returns for our stockholders.

We broadly define the insurance sector to include, but not be limited to:

●	Insurance technology, or insurtech, companies focused on utilizing technology across the insurance value chain. These companies may include, but are not limited to, insurtech companies focused on accessing underpenetrated markets, improving insurance operational efficiencies, risk selection processes and claims processes by utilizing innovative technologies to broadly improve the sector.

●	Insurance carriers, including property-casualty, life, health, title, mortgage and reinsurance;

●	Insurance distribution companies, including retail agents, insurance brokers, managing general agents, managing general underwriters and other insurance intermediaries; and

●	Industry service providers, including claims or medical cost management, software, data and technology providers.

We believe that the insurance sector is highly fragmented presenting us with a number of value creation opportunities. We believe we are positioned to provide growth capital to these companies to take advantage of rapidly improving market conditions. Our growth equity and expertise also provide a solution for industry participants positioned to capitalize on a confluence of industry-specific factors contributing to financial and operational pressures in the sector. Our differentiated capital solution for the insurance sector positions us to meet emerging trends including:

●	Onset of insurtech and traditional companies harnessing software alongside other forms of technology and driving an increased importance of data including:

●	Greater focus on how data improves segmentation, pricing and reserving generally;

●	The internet of things (“IOT”) driving the ability to analyze real-time risk taking behavior at home, on the road and at work potentially driving loss ratios lower over time;

●	Utilizing artificial intelligence (“AI”) to process claims and back office tasks with lower costs;

●	Opening up new industry distribution processes and avenues affecting brokers, agents and underwriters;

●	Emergence of a hard commercial underwriting market which will drive outsized, and in some cases, extreme growth for companies providing or underwriting commercial products who have access to capital over the next few years;

●	Recent catastrophic events including losses associated with COVID-19, arguably the largest loss to the insurance and insurtech sector in history, leading to meaningful balance sheet stress and demonstrating the importance of technology to operational excellence;

●	Low interest rate environment, negatively impacting returns on invested capital and driving the need for enhanced underwriting profits;

●	Increasing competition, often from larger entities, decreasing underwriting margins and limiting revenue growth;

●	Weakening of balance sheets in part driven by years of deteriorating industry results and (social) inflation worries resulting in lower distributions to owners;

●	Alternative capital continuing to permeate the industry disintermediating portions of the underwriting apparatus;

●	Expensive intermediary structure facing pressure to remain competitive; and

●	Broker consolidation driving further economics away from underwriters.

Our Management Team

Our management team is led by Andrew J. Poole, our Chief Executive Officer and Chairman of our board of directors, and is supported by our Chief Financial Officer and our accomplished board of directors who are recognized experts in the insurance sector. Mr. Poole’s career has been centered on generating attractive risk-adjusted returns as a manager of capital at various hedge funds with a focus, in part, on analyzing and valuing the entire capital structure of public insurance companies. He has over 16 years of diversified investment experience and possesses an in depth understanding of insurance markets, financial markets and economics. Mr. Poole was the Chief Investment Officer of Tiberius Acquisition Corporation (Nasdaq: TIBR), or Tiberius, a blank check company which went public in March 2018 with $174.225 million held in trust and which consummated its initial business combination with International General Insurance Holdings Ltd. (Nasdaq: IGIC), or IGI, an international specialty insurance and reinsurance group registered in Bermuda, in March 2020, on the day after the CBOE Volatility Index, or VIX, (which tracks the 30-day implied volatility of the S&P 500) closed at a record high. Upon the closing of Tiberius’ business combination, Mr. Poole joined the board of IGI. Concurrently, he was and remains an investment consultant at The Gray Insurance Company. Mr. Poole’s most recent role prior to joining Tiberius and The Gray Insurance Company was as a Partner and Portfolio Manager at Scoria Capital Partners, LP, a long/short equity hedge fund, where he managed a portion of the firm’s capital including insurance sector investments. Prior to Scoria, Mr. Poole held various positions at Diamondback Capital Management (including Portfolio Manager) and SAC Capital, both multi-strategy multi-manager cross capital structure long/short hedge funds. Mr. Poole started his career at Swiss Re (SIX: SREN) working in facultative property placements and was previously on the board of Family Security, a personal lines insurance company, prior to the sale of the company to United Insurance Holdings Corporation (Nasdaq: UIHC).

Bryce Quin, CPA, our Chief Financial Officer, has over 15 years of diversified operational experience in the insurance industry. Mr. Quin was the Chief Financial Officer of Tiberius from its initial public offering through the consummation of its initial business combination with IGI. Concurrently, he served as a Process Improvement Specialist for The Gray Insurance Company, a subsidiary of Gray & Company, where he started his career and obtained his CPA designation. Prior to this he was Accounting Manager for The Gray Insurance Company working as a direct report to the Chief Financial Officer and Treasurer and prior to that he held various roles of increasing responsibility. Previously, Mr. Quin was Accountant and Systems Administrator for Delta Title, a subsidiary of Gray & Company. He has been a member of the Gray & Company Investment Committee since its inception. As a result, Mr. Quin has experience analyzing investment opportunities in the insurance industry, the oil and gas sector, and commercial property development. Mr. Quin is a current member of the American Institute of Certified Public Accountants.

Past performance of our management team and executive advisors does not guarantee either (i) success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical performance record of our management team or executive advisors as indicative of our future performance. In addition, our executive officers and directors may have conflicts of interest with other entities to which they owe fiduciary or contractual obligations with respect to initial business combination opportunities.

Business Strategy and Deal Origination

We believe that the insurance sector is highly fragmented and evolving quickly, with hundreds of private companies facing a confluence of insurance industry-specific factors contributing to ever increasing financial and operational pressures. Our acquisition and value creation strategy will be to identify and acquire a business in the insurance sector and, after our initial business combination, enhance the stockholder returns for such business utilizing the expertise of our management team and executive advisors, who are recognized experts in the insurance sector. Our business combination strategy will leverage the following attributes of our management team and executive advisors:

●	Broad network, proprietary contacts, corporate relationships (including financing providers and investment market participants, private equity groups, investment banks, accounting firms, target management teams and companies or individuals that represent sellers) and industry experience of our management team and executive advisors developed through extensive experience in investing, operating, marketing and growing businesses in the insurance industry;

●	Ability to enact positive transformation, attractive revenue and relationship growth, operational enhancements and efficiencies to grow stockholder value pre and post business combination closing including enhancement of tangible book value growth per share for underwriters;

●	Augmentation capabilities surrounding capital stewardship efforts and optimization of the balance sheet; and

●	Investing (including investment portfolio enhancement on a risk-adjusted basis), financial and transaction expertise coupled with governance, regulatory and research procurement skills deployed to the benefit of the business combination target.

Our management team and executive advisors will liaise with their networks of relationships to articulate our potential business combination target search parameters and commence the pursuit and diligence of prospective leads.

Acquisition Criteria

Our intent is to seek potential target businesses globally. The maturity and judgment of our management team and executive advisors will guide our acquisition process. When potential targets are being evaluated, we have used and will continue to use the following, non-exclusive criteria listed below for determining opportunities. We will use these criteria when evaluating business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet all or some of these criteria:

●	Businesses that will offer the most attractive risk-adjusted returns for our warrant and common stockholders;

●	Businesses that are leading underwriting and claims innovation and opening up new distribution processes in their respective markets through an increased deployment of data and new technologies including IOT and AI while partnering with thought leaders to enhance their operational goals;

●	Businesses that have market leadership positions in their respective segment of the insurance sector and would benefit from our extensive networks, insights and ability to enhance stockholder value going forward;

●	Businesses that provide or underwrite products, content or services, with the potential for meaningful benefits and growth going forward from the hard commercial market;

●	Businesses that are fundamentally sound but are underperforming their potential, can benefit from our ability to enhance stockholder value, and offer compelling value;

●	Businesses that offer the opportunity for our management team and executive advisors to partner with target management teams or business owners to achieve long-term strategic and operational excellence; and

●	Businesses that can utilize our capital to solve for the insurance industry-specific factors described above contributing to ever increasing financial and operational pressures and opportunities driving the need for strategic alternatives and access to capital including the onset of insurtech companies harnessing software alongside other forms of technology to drive an increased importance of data.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria as well as other considerations, factors and criteria that our management team and executive advisors may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the U.S. Securities and Exchange Commission.

We may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination. We intend to acquire a business with an enterprise value significantly above the net proceeds of our initial public offering and the sale of the placement units. Depending on the size of the transaction or the number of public shares we become obligated to redeem, we may potentially utilize several additional financing sources, including but not limited to the issuance of additional securities to the sellers of a target business, debt issued by banks or other lenders or the owners of the target, a private placement to raise additional funds, or a combination of the foregoing. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient to meet our obligations or our working capital needs, we may need to obtain additional financing.

Initial Business Combination

NYSE rules require that we must complete our initial business combination with one or more businesses or assets having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects.

We will structure our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target business or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the NYSE’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Our Business Combination Process

In evaluating prospective business combinations, we will conduct a thorough due diligence review process that may encompass, among other things, a review of historical and projected financial and operating data, meetings with management team and advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate. We will also utilize the expertise of our management team and executive advisors in public security valuation, analyzing insurance companies and evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.

Following the announcement of our initial business combination, we intend to evaluate opportunities to enhance stockholder value including, but not limited to, maximizing tangible book value per share or EBITDA growth and developing and implementing corporate initiatives to improve risk-adjusted warrant and common stockholder returns. In doing so, the management team anticipates evaluating corporate governance, opportunistically accessing capital markets, procuring publicly accessible investor research on the business combination and other opportunities to enhance liquidity, identifying acquisition and divestiture opportunities, and properly aligning management and board incentives with the appropriate metrics that public company investors use to track stockholder value growth.

Potential Conflicts of Interest

We are not prohibited from pursuing an initial business combination with a business that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view.

Members of our management team and our independent directors directly and indirectly own founder shares and/or placement units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

Certain of our officers and directors presently have fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer, and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Members of our management team may become an officer or director of another special purpose acquisition company with a class of securities registered under the Exchange Act even before we have entered into a definitive agreement regarding our initial business combination.

Status as a Public Company

We believe our structure as a public company makes us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s and executive advisor’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, and accordingly our lack of operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250million as of the end of the year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s fiscal quarter.

Financial Position

With funds available for an initial business combination initially in the amount of $194,206,785 as of December 31, 2020 (excluding deferred compensation payable to underwriters in our initial public offering), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We will effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the of the placement units, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to backstop agreements which we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts raised in our initial public offering and held in the trust account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

Target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses which may be of interest to us on an unsolicited basis, given such sources will have read this report and know the types of businesses we are targeting. Our officers and directors, as well as our sponsor and its affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as by means of trade shows or conventions.

In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and its affiliates. We may also engage the services of professional firms or other individuals that specialize in business acquisitions in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a business combination transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will any of our existing officers or directors be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

In addition, we expect to receive a number of proprietary opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our Chief Executive Officer, and the success of Tiberius, which is well-known to many market participants. Potential target companies with whom we may engage in discussions after the closing of the offering may have had prior discussions with other blank check companies, bankers in the industry and/or other professional advisors including blank check companies with which our executive officers or directors were affiliated. We may pursue transactions with such potential targets (i) if such other blank check companies are no longer pursuing transactions with such potential targets, (ii) if we become aware that such potential targets are interested in a potential initial business combination with us and (iii) if we believe such transactions would be attractive to our stockholders. We have not contacted any of the prospective target businesses that Tiberius had considered and rejected while it was a blank check company searching for target businesses with which to consummate an initial business combination. However, we may contact such targets if we become aware that such targets are interested in a potential initial business combination with us and such transaction would be attractive to our stockholders.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary duties or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

NYSE rules require that we must complete our initial business combination with one or more businesses or assets having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the issued and outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of the NYSE’s 80% fair market value test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we will conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we are focusing our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary, in the exercise of their respective business judgement, to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination. We do not have an employment agreement with any member of our management team or any of our executive advisors.

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act, and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-OxleyAct regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. Prior to the date of this prospectus, we will file a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-OxleyAct, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by nonaffiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a list of risks, uncertainties and other factors that could have a material effect on the Company and its business:

●	we are an early stage Company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not obtain additional financing to complete our initial business combination or reduce number of shareholders requesting redemption;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

For the complete list of risks relating to us and our business, see the section titled “Risk Factors” contained in our prospectus dated December 10, 2020.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our executive offices are located at One City Centre, 1021 Main Street, Suite 1960, Houston, TX 77002, and our telephone number is (713) 337-4077. Our executive offices are provided to us by our sponsor. We have agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)	Market Information

Our units, Class A common stock and warrants are each traded on the NASDAQ Capital Market under the symbols “DWIN.U,” “DWIN” and “DWIN.WS, respectively. Our units commenced public trading December 11, 2020, and our Class A common stock and warrants commenced public trading separately on January 29, 2021.

(b)	Holders

On March 31, 2021, there was two holders of record of our units, one holder of record of our shares of Class A common stock and one holders of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g)	Use of Proceeds from the Initial Public Offering

On December 15, 2020, the Company consummated its initial public offering of 20,125,000 units (the “Units”), including 2,625,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), and one-half of one redeemable warrant of the Company (“Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $201,250,000.

A total of $201,250,000 of the proceeds from our initial public offering (which amount includes $7,043,750 of the underwriters’ deferred discount) and the sale of the Private Placement Units, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended.

Item 6.	Reserved

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us,” “our” or “we” refer Delwinds Insurance Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report on Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “our,” “us” or “we” refer to Delwinds Insurance Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Delaware corporation on April 27, 2020 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. While our efforts to identify a target business may span many industries and regions worldwide, we intend to focus our search for prospects within the insurance industry. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the placement units, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to backstop agreements we may enter into), shares issued to the owners of the target, debt issued to banks or other lenders or the owners of the target, or a combination of the foregoing.

The issuance of additional shares in connection with an initial business combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors in the initial public offering, which dilution would if increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at December 31, 2020, we had $1,417,540 in cash outside of the trust account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

Our entire activity through December 15, 2020, consisted of formation and preparation for our initial public offering. Since the initial public offering, our activity has been limited to the evaluation of business combination candidates, and we have not and will not be generating any operating revenues until the closing of our initial business combination. We generate non-operating income in the form of interest on marketable securities held in the trust account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combinations.

For the year ended December 31, 2020, we had a net loss of $37,711, which consists of operating costs of $38,246 offset by interest income of $1,585, and an unrealized loss on marketable securities held in our trust account of $1,050.

Liquidity and Capital Resources

Until the consummation of the initial public offering, our only sources of liquidity were an initial purchase of founder shares for $25,000 by the Sponsor, and a total of $141,134 of loans from our Sponsor under an unsecured promissory note. As of December 31, 2020, the amounts borrowed under the promissory note have been repaid in full.

On December 15, 2020, we consummated our initial public offering in which we sold 20,125,000 units at a price of $10.00 per unit generating gross proceeds of $201,250,000 before underwriting fees and expenses. The sponsor purchased 632,500 placement units at a price of $10.00 per placement unit generating gross proceeds of $6,325,000 in a private placement that occurred simultaneously with the initial public offering.

In connection with the initial public offering, we incurred offering costs of $11,494,785 (including an underwriting fee of $4,025,000 and deferred underwriting commissions of $7,043,750). Other incurred offering costs consisted principally of preparation fees related to the initial public offering. A total of $201,250,000 of the net proceeds from the initial public offering and the Private Placement were deposited in the Trust Account established for the benefit of our public stockholders.

As of December 31, 2020, we have available to us $1,417,540 of cash on our balance sheet. We will use these funds primarily to evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. As of December 31, 2020, we also had $535 in interest income available from our investments in our trust account to pay for our tax obligations. During the year ended December 31, 2020, we did not withdraw funds from the trust account to pay its tax obligations.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the placement units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We expect our primary liquidity requirements to include approximately $850,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; $150,000 for legal and accounting fees related to regulatory reporting requirements; $180,000 for office space, utilities and secretarial and administrative support; and approximately $120,000 for working capital that will be used for miscellaneous expenses and reserves.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of this offering and the sale of the placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

In December 2020, the Company entered into an Administrative Services Agreement pursuant to which it pays its Sponsor, an affiliate of our Executive Chairman and our Chief Executive Officer, a total of $10,000 per month for office space, utilities and secretarial support. Upon completion of our initial business combination or liquidation, we will cease paying these monthly fees.

At December 31, 2020, we did not have any capital lease obligations or operating lease obligations.

The underwriters in our initial public offering were paid a cash underwriting fee of 2% of gross proceeds of the initial public offering or $4,025,000. In addition, the underwriters entitled to aggregate deferred underwriting commissions of $7,043,750 consisting of 3.5% of the gross proceeds of the initial public offering. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

Pursuant to a registration rights agreement entered into on December 10, 2020, holders of the founder shares, placement units (including securities contained therein) and units (including securities contained therein) that may be issued upon conversion of working capital loans, and any shares of Class A common stock issuable upon the exercise of the placement warrants and any shares of Class A common stock and warrants (and underlying Class A common stock) that may be issued upon conversion of units issued as part of the working capital loans and Class A common stock issuable upon conversion of the founder shares, are entitled to registration rights, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Loss Per Common Share

Basic loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Consistent with ASC 480, common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the year ended December 31, 2020. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of common stock to be issued to settle warrants, as calculated using the treasury method. For the year ended December 31, 2020, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common stock, since the exercise of the warrants is contingent on the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Through December 31, 2020, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on April 27, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the private placement units held in the trust account have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of December 31, 2020, $156,256,835 of the funds in our trust account were invested in money market funds with a maturity of 185 days or less while the remaining was invested in U.S. treasury bills. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-16 comprising a portion of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Andrew J. Poole	40	Chief Executive Officer and Chairman of the Board of Directors
Bryce Quin	38	Chief Financial Officer and Secretary
Michael T. Gray	60	Director
Senator E. Benjamin Nelson	79	Director
Paul Britton Newhouse	67	Director
Ryan Rugg	41	Director

Andrew J. Poole, our Chief Executive Officer and Chairman since inception, has over 17 years of diversified investment experience. Mr. Poole was the Chief Investment Officer of Tiberius, a blank check company which went public in March 2018 with $174.225 million held in trust and which consummated its initial business combination with International General Insurance Holdings Ltd. (Nasdaq: IGIC), or “IGI”, an international specialty insurance and reinsurance group registered in Bermuda, in March 2020 under very challenging market conditions. Upon the closing of Tiberius’ business combination, Mr. Poole joined the board of IGI. Concurrently, since 2015, he has been and remains an investment consultant at The Gray Insurance Company. Mr. Poole’s most recent role prior to joining Tiberius and The Gray Insurance Company was as Partner and Portfolio Manager at Scoria Capital Partners, LP, a long/short equity hedge fund, where he managed a portion of the firm’s capital including insurance sector investments from 2013 to 2015. Prior to Scoria, Mr. Poole held various positions at Diamondback Capital Management from 2005 to 2012 (including Portfolio Manager from 2011 onwards) and SAC Capital from 2004 to 2005, both of which are multi-strategy multi-manager cross capital structure long/short hedge funds. Earlier, Mr. Poole started his career at Swiss Re (SIX: SREN) working in facultative property placements in 2003 and was on the board of Family Security, a personal lines insurance company, from 2013 to 2015 prior to the sale of the company to United Insurance Holdings Corporation (Nasdaq: UIHC). Mr. Poole is a graduate of The George Washington University. We believe Mr. Poole is qualified to serve on the board due to his background in blank check companies and investment management of insurance investments, as well as his extensive public company insurance valuation expertise, deep knowledge of, and connections in, the insurance industry and his ability to lead efforts in sourcing, assessing, closing on and enhancing shareholder value for a target company while guiding public company ongoing needs.

Bryce Quin, CPA, our Chief Financial Officer and Secretary since inception, has over 15 years of diversified operational experience in the insurance industry. Mr. Quin was the Chief Financial Officer of Tiberius from its initial public offering through the consummation of its initial business combination with IGI. Concurrently, he served as a Process Improvement Specialist for The Gray Insurance Company, a subsidiary of Gray & Company, where he started his career in 2003 and obtained his CPA designation. From 2012 to 2016, he was Accounting Manager for The Gray Insurance Company working as a direct report to the CFO and Treasurer and prior to that he held various roles of increasing responsibility. From 2003-2007, Mr. Quin was Accountant and Systems Administrator for Delta Title, a subsidiary of Gray & Company. He has been a member of the Gray & Company Investment Committee since its inception in 2013. As a result, Mr. Quin has experience analyzing investment opportunities in the insurance industry, the oil and gas sector, and commercial property development. Mr. Quin is a current member of the American Institute of Certified Public Accountants. Mr. Quin is a graduate of the University of New Orleans where he also earned a Master of Business Administration.

Michael T. Gray, one of our directors, has over 30 years of leadership experience in the insurance industry. He was the Executive Chairman and Chief Executive Officer of Tiberius since its inception in 2016 and has served as a director of IGI since March 2020. He is the principal executive and President of The Gray Insurance Company. Mr. Gray became President of The Gray Insurance Company in 1996. In addition to his role at The Gray Insurance Company, Mr. Gray is Chairman of the Board of the Louisiana Insurance Guaranty Association since 2008 (and was a director since 1995), director of the American Property Casualty Insurance Association (APCI) since 2019 (and was director of the predecessor organizations American Insurance Association since 2011 and Property Casualty Insurers Association of America since 2010), director of the Tulane University Family Business Center Advisory Council since 2008 and, from 1999 to 2003, served on the board of directors of Argo Group International Holdings (NYSE:ARGO), a global property and casualty, specialty insurance, and reinsurance products provider. Mr. Gray was the Chairman of the Board of Family Security, a personal lines insurance company, in which The Gray Insurance Company held an ownership interest from 2013 to 2015. This culminated in the sale of the company, which Mr. Gray led, to United Insurance Holdings Corporation (Nasdaq: UIHC). The parent of The Gray Insurance Company, Gray & Company, has acquired or developed several businesses under Mr. Gray’s guidance, including title insurance, casualty and surety insurance, oil production and exploration facilities, technology development and real estate. Mr. Gray earned a Master of Business Administration from Tulane University and is a graduate of Southern Methodist University. In 2020, Mr. Gray completed The Presidents’ Program in Leadership at Harvard Business School. We believe Mr. Gray is qualified to serve on our board due to his background in blank check companies, leadership credentials, operational experience, deep knowledge of, and connections in, the insurance industry, and his ability to add to efforts in sourcing, assessing, closing on and enhancing shareholder value for a target company in the insurance sector.

Senator E. Benjamin Nelson, one of our directors, is an American businessman, lawyer and politician with over 50 years of insurance, regulatory, government and leadership experience. He was a non-executive director of Tiberius since its inception. Since 2019, Senator Nelson has been Chief Executive Officer and member of the Advisory Board of Insurance Care Direct (ICD), a health and life insurance agency, and since 2016, he has been an attorney in private practice and Of Counsel at Lamson Dugan & Murray, LLP (LDM). From 2013 to 2016, Senator Nelson was Chief Executive Officer of the National Association of Insurance Commissioners (NAIC), the U.S. standard setting and regulatory support organization created and governed by the chief insurance regulators from the 50 states, the District of Columbia and five U.S territories. From 2001 to 2013, Senator Nelson served two terms representing the State of Nebraska in the U.S. Senate and was a member of the Senate Agriculture Committee and the Senate Armed Services Committee. Senator Nelson was instrumental in gaining passage of the Terrorism Risk Insurance Act (TRIA), which provided a “backstop” for catastrophic insurance losses resulting from acts of terrorism. From 1990 to 1998, Senator Nelson was Governor of Nebraska where he led the state to eight straight balanced budgets. Senator Nelson has extensive experience in the insurance sector and started his career in insurance law. In addition to his service at the NAIC, he served as Chief Executive Officer of the Central National Insurance Group and was the director of the Nebraska Department of Insurance. Currently, Senator Nelson serves on the Advisory Board of Behlen Manufacturing Corporation, a global manufacturer headquartered in Nebraska, since 2005, as well as a founding board member of the National Strategic Research Institute, a United States Strategic Command sponsored University Affiliated Research Center at the University of Nebraska focused on combating and responding to national security threats, since 2012. Senator Nelson is a graduate of the University of Nebraska where he also earned a Juris Doctorate, as well as a Master of Business Administration. He also received the 2011 Distinguished Alumni Award from the University of Nebraska College of Law and an honorary doctor of letters from the University of Nebraska in 2013. We believe that Senator Nelson is qualified to serve on our board due to his leadership credentials, operational experience, deep knowledge of, and connections in, the insurance industry, extensive experience in insurance law and regulatory matters, and his ability to add to efforts in sourcing, assessing, closing on and enhancing shareholder value for a target company in the insurance sector.

Paul Britton Newhouse (“Britt”), one of our directors, has over 40 years of insurance underwriting, brokerage, operational and public company executive leadership experience. He last served as Chairman of Guy Carpenter & Co. (NYSE: MMC), a leading global risk and reinsurance specialist subsidiary of Marsh & McLennan Companies helping clients with specialized reinsurance broking expertise, strategic advisory services, industry leading analytics and insurtech, from 2008 until 2018. Mr. Newhouse joined Guy Carpenter & Co. in 1979, in the firm’s New York Casualty Treaty Department. He served as President of the Americas broking operations and was a member of the firm’s executive committee. Previously, he headed the U.S. Eastern Region and served as the New York branch manager. In 2015, he became interim Chief Executive Officer of Guy Carpenter & Co.’s U.S. operations. Prior to joining Guy Carpenter & Co., Mr. Newhouse began his career as a marine underwriter with AIG. Currently, Mr. Newhouse is a director of insurtech companies Athenium Analytics, LLC, a risk assessment software provider, since 2019, and BuildPay, LLC, a provider of financial technology allowing insurance companies to leverage their own buying power when settling claims to reduce building time and lower costs, since 2018. Mr. Newhouse is a graduate of Windham College. We believe that Mr. Newhouse is qualified to serve on our board due to his leadership credentials, operational experience, deep knowledge of, and connections in, the insurance industry, extensive experience in insurtech, and his ability to add to efforts in sourcing, assessing, closing on and enhancing shareholder value for a target company in the insurance sector.

Ryan Rugg, one of our directors, has over 18 years of diversified investment, banking and blockchain software experience and possesses an in depth understanding of insurance markets, financial markets and economics. In addition, Ms. Rugg is an advocate for diversity in corporate management positions and its positive correlation with company financial outperformance. Ms. Rugg currently leads IBM Blockchain Services (NYSE: IBM) where she is responsible for the consulting practice, solutions/offerings lifecycle across industry groups, and overall unit performance for the Americas. Ms. Rugg was the Global Head of Industry for R3, an enterprise blockchain software firm working with a broad ecosystem of participants across multiple industries from both the private and public sectors to develop blockchain applications on Corda, an open-source blockchain platform, and Corda Enterprise, a commercial version of Corda for enterprise usage. She was responsible for the strategic direction of R3’s key verticals and is helping industry leaders capture the full benefits of blockchain for their businesses. Ms. Rugg joined R3 in 2016 as Head of North America and in 2017 was named Global Head of Insurance, where she launched the Center of Excellence for Insurers and Reinsurers in partnership with ACORD (a non-profit, industry-owned organization that seeks to enable the success of the global insurance industry by leveraging the flow of data and information across all insurance stakeholders through relevant and timely data standards), which accelerated deployment of DLT (distributed ledger technology) solutions at scale within the financial services industry. From 2009 to 2016, she was Executive Director at Morgan Stanley (NYSE: MS) where she collaborated across multiple facets of the business to develop multi-sector investment approaches for clients which were primarily asset managers and insurers. From 2003 to 2009, Ms. Rugg worked in Fixed Income at JPMorgan Chase & Co. (NYSE: JPM). She began her career at Lehman Brothers in 2002 in Technology, experiencing first-hand the inefficiencies in the legacy infrastructure which she is now working to solve. Ms. Rugg is Chair of the Board at Harvest Home, a 501(c)(3) non-profit organization dedicated to increasing access to local, farm-fresh produce in low-income neighborhoods since 2012. Ms. Rugg is a graduate of The George Washington University. We believe that Ms. Rugg is qualified to serve on our board due to her leadership credentials, operational experience, deep knowledge of, and connections in, the insurance industry, extensive experience in insurtech, and her ability to add to efforts in sourcing, assessing, closing on and enhancing shareholder value for a target company in the insurance sector.

Executive Advisors

Dominic J. Addesso, CPA has over 40 years of insurance underwriting, brokerage, financial analysis, operational and S&P 500 public company executive leadership and governance experience. Since 2020, Mr.Addesso has been Non-Executive Chairman of BMS Group, or BMS, an independent global brokerage providing specialist insurance, reinsurance and capital markets advisory services. His most recent role prior to BMS was President and Chief Executive Officer of Everest Re Group, Ltd. (NYSE: RE), or Everest, a leading global provider of reinsurance and insurance, operating for close to 50 years through subsidiaries in the U.S., Europe, Singapore, Canada, Bermuda and other territories and a component of the S&P 500 index. Previously, Mr. Addesso joined the Everest board of directors and assumed the duties as President of Everest, leading group operations, after serving as Chief Financial Officer. Prior to this, Mr. Addesso held various leadership roles at Munich Re America (XETRA: MUV2), including President of US Treaty and President of Regional Clients. Mr. Addesso began his insurance career at Selective Insurance Group Inc. (Nasdaq: SIGI) and served as its Chief Financial Officer. He started his career at KPMG where he obtained a CPA designation. Mr. Addesso is a current member of the American Institute of Certified Public Accountants. Mr. Addesso is a graduate of The University of Notre Dame.

C. Allen Bradley, Jr. has over 30 years of insurance underwriting, legal and public company executive leadership experience. He served as Chairman of the Board of Amerisafe, Inc. (Nasdaq: AMSF) and was, concurrently, Chief Executive Officer. Amerisafe, Inc. is a specialty provider of workers’ compensation insurance focused on small to mid-sized employers engaged in hazardous industries. Prior to his appointment as Chief Executive Officer, Mr. Bradley served as President, director and in various other executive capacities, including General Counsel, Chief Operating Officer and Secretary. He has also managed various departments of the company, including underwriting operations and safety services. Prior to joining Amerisafe, Inc., Mr. Bradley was engaged in the private practice of law. He also served as a member of the Louisiana House of Representatives and during his tenure chaired the House Committee on Civil Law and Procedure and the Rural Caucus. Mr. Bradley served as a member of the board of directors of the National Council of Compensation Insurance and is currently a non-executive director of Stewart Information Services Corporation (NYSE: STC). Mr. Bradley is a graduate of Southeastern Louisiana University with a Juris Doctorate from Louisiana State University.

David P. Delaney, Jr. has over 40 years of insurance underwriting, brokerage, operational, venture and private equity investment, executive leadership and governance experience. Mr. Delaney is the Co-Founder and current Chief Executive Officer and director at Lancer Insurance Company, a privately held specialty commercial insurance company operating nationwide. He has held those positions since 1985 and concurrently and since 1982 has served as Chairman, Chief Executive Officer and a director of Lancer Financial Group, Inc. Mr. Delaney started his career at American International Group where he held positions of increasing responsibility. Subsequently, he joined American Re-Insurance Company as an Underwriter and then joined American Risk Management, Inc. (Reiss Group) as Account Executive. Concurrently, Mr. Delaney co-founded and oversaw Delaney Intermediaries, Inc. Mr. Delaney has in the past and currently serves as a director, trustee or advisor to numerous private companies, including Dowling Capital Partners, LLC. Mr. Delaney is a graduate of The United States Merchant Marine Academy and has received that institution’s Outstanding Professional Achievement Award.

Andrew J. McMahon has over 30 years of insurance consulting, underwriting, public company governance, private equity, insurtech and insurance investing and leadership experience. Since 2020, Mr. McMahon has been President, Chief Executive Officer and member of the board of The Guardian Life Insurance Company of America, or Guardian, a Fortune 250 mutual company and leading provider of life, disability, dental and other benefits for individuals, at the workplace and through government sponsored programs. Mr. McMahon joined Guardian as Executive Vice President, Strategy and Customer Development. Previously, he founded Vitae Advisors, LLC, an analytics and consulting firm built to exploit the potential power of big data as related to risk assessment and insurance underwriting. Mr. McMahon led several major business segments and strategic transformation initiatives at AXA US, including the AXA Advisors and the Financial Protection business segments before eventually being named President of AXA US and member of the board of directors. Additionally, he previously served as member of the board of directors of AllianceBernstein Holding (NYSE: AB). Earlier in his career, Mr. McMahon was a partner at McKinsey & Company. He began his career at General Electric (NYSE: GE). He is the holder of an insurtech patent for an approach using artificial intelligence (AI) for financial risk assessment and insurance underwriting and has invested, launched and advised several insurtech companies. Currently, Mr. McMahon is serving on the insurance advisory board of the New York State Department of Financial Services, is a member of the board of directors of the American Council of Life Insurers, the board of trustees for Fairfield University and serves as an executive advisor to Gryphon Investors, LLC, a leading private equity firm. He previously served on the board of directors for Phoenix Life Insurance Companies (NYSE: PHX). Mr. McMahon earned a Master of Business Administration from Columbia University and is a graduate of Fairfield University.

We currently expect our executive advisors to (i) assist us in sourcing and negotiating with potential business combination targets, (ii) provide their business insights when we assess potential business combination targets and (iii) upon our request, provide their business insights as we work to create additional value in the businesses that we acquire. In this regard, they will fulfill some of the same functions as our board members. However, they have no written advisory agreement with us. Additionally, our executive advisors have no other employment or compensation arrangements with us. Moreover, our executive advisors will not be under any fiduciary obligations to us nor will they perform board or committee functions, nor will they have any voting or decision-making capacity on our behalf. They will also not be required to devote any specific amount of time to our efforts or be subject to the fiduciary requirements to which our board members are subject. Accordingly, if any of our executive advisors becomes aware of a business combination opportunity which is suitable for any of the entities to which he has fiduciary or contractual obligations, he will honor his fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We may modify or expand our roster of executive advisors as we source potential business combination targets or create value in businesses that we may acquire.

Number and Terms of Office of Officers and Directors

We have five directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first full fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Mr. Newhouse and Ms. Rugg, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Senator Nelson, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Poole and Gray, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, a Chief Executive Officer, a Chief Financial Officer, a President, Vice Presidents, a Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee each comprised of independent directors. Subject to phase-in rules and a limited exception, NYSE rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and NYSE rules require that the compensation committee and nominating and corporate governance committee of a listed company each be comprised solely of independent directors. Each committee will operate under a charter that will be approved by our board of directors and will have the compositions and responsibilities described below. The charter of each committee is available on our website at www.delwinds.com.

Audit Committee

We have established an audit committee of the board of directors. Senator Nelson, Mr. Newhouse and Ms. Rugg serve as members of our audit committee, and Mr. Newhouse chairs the audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Senator Nelson, Mr. Newhouse and Ms. Rugg meet the independent director standard under NYSE listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr.Newhouse qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Senator Nelson, Mr. Newhouse and Ms. Rugg serve as members of our compensation committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Senator Nelson, Mr. Newhouse and Ms. Rugg are independent and Ms. Rugg will chair the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor of $10,000 per month for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finder’s, consulting or other similar fees, will be paid to any of our officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance committee are Senator Nelson, Mr. Newhouse and Ms. Rugg. Senator Nelson serves as chair of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee will be to assist the board in:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee will be governed by a charter that complies with the rules of the NYSE.

Director Nominations

Our nominating and corporate governance committee recommends to the board of directors candidates for nomination for election at the annual meeting of the stockholders. We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is posted on our website at www.delwinds.com.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner pursuant to Section 16(a) except that our sponsor and Mr. Poole filed their respective Form 4 late with respect to acquisition of the placement units.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct applicable to our officers, directors and employees. We have filed a copy of our Code of Ethics and Business Conduct and our audit and compensation committee charters as exhibits to the registration statement in connection with our initial public offering. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics and Business Conduct will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics and Business Conduct in a Current Report on Form 8-K.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Other than the monthly payment of $10,000 to our sponsor for office space, administrative and support services, none of our executive officers or directors has received any cash (or non-cash) compensation for services rendered to us. Our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors, review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation committee.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based upon its review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 25,788,750 shares of our common stock, consisting of (i) 20,757,500 shares of our Class A common stock and (ii) 5,031,250 shares of our Class B common stock, issued and outstanding as of December 31, 2020. Voting power represents the combined voting power of shares of Class A common stock and shares of Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. All of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis upon consummation of our initial business combination. The table below does not include the Class A common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
DIAC Sponsor LLC (our sponsor) (1)(2)	632,500	3.05%	5,031,250	100%	21.96%
Andrew J. Poole	632,500	3.05%	5,031,250	100%	21.96%
Sen. E. Benjamin Nelson	—	—	—	—	—
Paul Britton Newhouse	—	—	—	—	—
Ryan Rugg	—	—	—	—	—
Michael T. Gray	—	—	—	—	—
Bryce Quin	—	—	—	—	—
All directors and executive officers as a group (six individuals) (2)	632,500	3.05%	5,031,250	100%	21.96%

Other 5% Stockholders
Citadel Advisors LLC (3)	1,474,337	7.09%	—	—	5.71%
Adage Capital Partners, L.P. (4)	1,200,000	5.77%	—	—	4.65%
Glazer Capital, LLC (5)	1,060,170	5.10%	—	—	4.11%

*	less than 1%

(1)	DIAC Sponsor LLC, our sponsor, is the record holder of the shares reported herein. Represents shares held by our sponsor, of which Andrew J. Poole, our Chief Executive Officer and Chairman, is the sole managing member. Each of our officers, directors, director nominees, executive advisors and Coat Tail Partners, LLC, an affiliate of Vincent J. Dowling, Jr. and affiliated entities, is or will be, directly or indirectly, a member of our sponsor. The business address of each of these entities and individuals is at One City Centre, 1021 Main Street, Suite 1960, Houston, TX 77002.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein.

(3)	According to a Schedule 13G filed with the SEC on December 28, 2020, Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), CALC IV LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin, have voting and dispositive power over the 1,474,337 shares reported. Citadel Advisors is the portfolio manager for CM and CEFL. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. The business address for all reporting persons is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

(4)	According to a Schedule 13G filed on February 1, 2021, Adage Capital Partners, L.P. (“ACP”), Adage Capital Partners GP, L.L.C. (“ACPGP”) and Adage Capital Advisors, L.L.C. (“ACA”) and Messrs. Robert Atchinson and Philip Gross, acquired 1,200,000 shares of Class A Common Stock. Mr. Atchinson and Mr. Gross are the beneficial owners of ACP, ACPGP and ACA. The business address for all reporting persons is 200 Claredon Street, 52nd Floor, Boston, Massachusetts 02116.

(5)	According to a Schedule 13G filed on February 16, 2021, Glazer Capital, LLC and Paul J. Glazer acquired 1,060,170 shares of common stock. The business address for the reporting persons is 250 West 55th Street, Suite 30A, New York, New York 10019.

Securities Authorized for Issuance under Equity Compensation Table

None

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On May 28, 2020, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. On November 30, 2020, the Sponsor returned to the Company, at no cost, an aggregate of 718,750 Founder Shares, which the Company cancelled, resulting in an aggregate of 5,031,250 Founder Shares outstanding and held by the Sponsor. The Founder Shares will automatically convert into Class A common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 5 of our financial statements included in this report. The Sponsor agreed to forfeit up to 562,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. As a result of the underwriters’ over-allotment exercise in full, no shares are currently subject to forfeiture.

Since December 2020, we have paid our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the closing of our initial public offering, our sponsor loaned us $141,134 under an unsecured promissory note, which were used for a portion of the expenses of our initial public offering. The loans were fully repaid on December 29, 2020.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the placement units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration and shareholder rights agreement with respect to the private placement units, the units issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Grant Thornton LLP, or Grant Thornton, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Grant Thornton in connection with regulatory filings. The aggregate fees of Grant Thornton related to audit services in connection with our initial public offering totaled approximately $26,250. There were no other audit fees paid to Grant Thornton for fiscal year ended December 31, 2020.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2020, we did not pay Grant Thornton any audit-related fees.

Tax Fees. We did not pay Grant Thornton for tax services, planning or advice for the year ended December 31, 2020.

All Other Fees. We did not pay Grant Thornton for any other services for the year ended December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the deminimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in this Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference accessed on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 10, 2020, by and among the Company, RBC Capital Markets, LLC and Cantor Fitzgerlad & Co. (1)
3.1	Amended and Restated Certificate of Incorporation. (1)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Class A Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated December 10, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.5	Description of Registered Securities*
10.1	Promissory Note, dated May 29, 2020, issued to DIAC Sponsor LLC (3)
10.2	Letter Agreement, dated December 10, 2020, by and among the Company, B. Riley Principal Investments, LLC its officers, its directors and the Sponsor. (1)
10.3	Investment Management Trust Agreement, dated December 10, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.4	Registration Rights Agreement, dated December 10, 2020, by and among the Company and certain security holders. (1)
10.5	Administrative Support Agreement, dated December 10, 2020, by and between the Company and the Sponsor. (1)
10.6	Private Placement Unit Purchase Agreement, dated December 10, 2020, by and between the Company and the Sponsor. (1)
10.7	Form of Indemnity Agreement (2)
14.1	Form of Code of Ethics. (2)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith.
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 16, 2020.
(2)	Incorporated by reference to the Company’s S-1/A, filed on September 22, 2020.
(3)	Incorporated by reference to the Company’s S-1, filed on September 9, 2020.

INDEX TO FINANCIAL STATEMENTS

Delwinds Insurance Acquisition Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Delwinds Insurance Acquisition Corporation

Opinion on the financial statements

We have audited the accompanying balance sheets of Delwinds Insurance Acquisition Corporation (the “Company”) as of December 31, 2020, and the related statements of operations, changes in stockholders’ equity, and cash flows for the period from April 27, 2020 (Inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from April 27, 2020 (Inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Philadelphia, Pennsylvania

March 31, 2021

DELWINDS INSURANCE ACQUISITION CORPORATION
BALANCE SHEET

DECEMBER 31, 2020

ASSETS
Current asset – cash	$1,417,540
Prepaid expenses	471,561
Deferred offering costs	-
Total current assets	1,889,101
Investments and cash held in trust account	201,250,535
Total assets	$203,139,636

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$23,382
Due to sponsor	5,000
Notes payable to sponsor	-
Total current liabilities	141,134
Deferred underwriting commission	7,043,750
Total liabilities	7,072,132

Commitments and Contingencies:

Common stock subject to possible redemption; $0.0001 par value; 19,106,750 shares (at redemption value of approximately $10.00 per share) as of December 31, 2020	191,067,503
Stockholder’s equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-
Class A common stock, $0.0001 par value, 43,000,000 shares authorized, 1,650,750 issued and outstanding (excluding 19,106,750 shares subject to possible redemption) as of December 31, 2020	165
Class B common stock, $0.0001 par value, 7,000,000 shares authorized, 5,031,250 shares issued and outstanding as of December 31, 2020	503
Additional paid-in-capital	5,037,044
Accumulated deficit	(37,711)
Total stockholder’s equity	5,000,001
Total liabilities and stockholder’s equity	$203,139,636

The accompanying notes are an integral part of these financial statements.

DELWINDS INSURANCE ACQUISITION CORPORATION
STATEMENT OF OPERATIONS

PERIOD FROM APRIL 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

General and administrative expense	38,246
Loss from operations	(38,246)
Other income
Interest income	1,585
Unrealized loss on marketable securities	(1,050)
Net loss	$(37,711)
Weighted average common shares outstanding(1)
Basic and diluted	5,794,531
Net loss per common share(2):
Basic and diluted	$(0.01)

(1)	Excludes an aggregate of 19,106,750 Class A common shares subject to possible redemption at December 31, 2020.

(2)	Net loss per common share – basic and diluted excludes interest income attributable to common stock subject to possible redemption of $0.00 for the period ending December 31, 2020.

The accompanying notes are an integral part of these financial statements.

DELWINDS INSURANCE ACQUISITION CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

PERIOD FROM APRIL 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, April 27, 2020 (Inception)	-	$-	-	$-	$-	$-	$-

Sale of Class B common stock to Sponsor	-	-	5,750,000	575	24,425	-	25,000

Cancellation of Class B shares	-	-	(718,750)	(72)	72	-	-

Sale of Class A common stock to public, net of offering cost	20,125,000	2,013	-	-	189,753,202	-	189,755,215

Sale of Class A private placement units	632,500	63	-	-	6,324,937	-	6,325,000

Class A common stock subject to possible redemption	(19,106,750)	(1,911)	-	-	(191,065,292)	-	(191,067,503)

Net loss	-	-		-	-	(37,711)	(37,711)
Balance at 12/31/2020	1,650,750	165	5,031,250	503	5,037,044	(37,711)	5,000,001

The accompanying notes are an integral part of these financial statements.

DELWINDS INSURANCE ACQUISITION CORPORATION
STATEMENT OF CASH FLOWS

PERIOD FROM APRIL 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

December 31,
2020
Cash flows from operating activities:
Net loss	$(37,711)
Adjustments to reconcile net loss to cash used in operating activities:
Interest earned in Trust Account	(1,585)
Unrealized losses on marketable securities held in Trust Account	1,050
Changes in operating assets and liabilities
Change in prepaid expenses	(471,561)
Change in due to sponsor	5,000
Deferred offering cost	-
Change in accounts payable	23,382
Net cash used in operating activities	(481,425)
Cash flows from investing activities:
Investment of cash in Trust Account	(201,250,000)
Net cash used by operating activities	(201,250,000)
Cash flows from financing activities
Repayment of note payable borrowings	(141,134)
Proceeds from sale of Class A common stock to public	197,225,000
Proceeds from sale of private placement units	6,325,000
Payment of deferred offering costs	(259,901)
Net cash provided by financing activities	203,198,965
Net change in cash	1,417,540
Cash at beginning of period	-
Cash at end of period	$1,417,540
Non-cash investing and financing activities:
Payment of deferred offering cost directly by related party	(166,134)
Purchase of common stock by Sponsor	25,000
Initial value of common stock subject to redemption	191,067,503

The accompanying notes are an integral part of these financial statements.

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Delwinds Insurance Acquisition Corporation (the “Company”) was incorporated in Delaware on April 27, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search on companies in the insurance industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

All activity through December 15, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. Since the Public Offering, the Company’s activities have been limited to the evaluation of business combination candidates, and the Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the trust account. The Company is incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses. The Company has selected December 31 as its fiscal year end.

The registration statement of the Company’s Initial Public Offering was declared effective on December 10, 2020. On December 15, 2020, the Company consummated the Initial Public Offering of 20,125,000 units (“Units”) each consisting of one share of Class A common stock (“Public Shares”) and one-half of one redeemable warrant, generating gross proceeds of $201,250,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 632,500 Placement Units at a price of $10.00 per Placement Unit (“Placement Units”) in a private placement to DIAC Sponsor, LLC (the “Sponsor”) generating gross proceeds of $6,325,000, which is described in Note 4.

Following the closing of the Initial Public Offering on December 15, 2020, an amount of $201,250,000 ($10.00 per Unit) from the net proceeds of the Initial Public Offering and Placement Units was placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of the initial Business Combination or (ii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to the Company to pay its tax obligations.

Transaction costs amounted to $11,494,785, consisting of $4,025,000 of underwriting fees, $7,043,750 of deferred underwriting fees and $426,035 of Initial Public Offering costs. In addition, $2,054,942 of cash was held outside of the Trust Account was available for working capital purposes immediately following the Initial Public Offering.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (cont.)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at a redemption value and classified as temporary equity in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined in Note 5), Placement Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares, Placement Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) that would affect the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholder’s rights or pre-business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (cont.)

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (cont.)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $11,494,785 were charged to stockholder’s equity upon the completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be deminimus for the period ending December 31, 2020.

Net Loss Per Common Share

Basic loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Consistent with ASC 480, common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the period ended December 31, 2020. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of common stock to be issued to settle warrants and convertible debt, as calculated using the treasury method. For the period ended December 31, 2020, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common stock, since the exercise of the warrants and conversion of debt is contingent on the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (cont.)

A reconciliation of net loss per common share as adjusted for the portion of income that is attributable to common stock subject to redemption is as follows:

Period from April 27, 2020 (inception) through
December 31, 2020
Net loss	$(37,711)
Less: Income attributable to common stock subject to possible redemption	-
Net loss available to common shares	$(37,711)

Basic and diluted weighted average number of shares	5,794,531

Basic and diluted loss available to common shares	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Public Offering

Pursuant to the Initial Public Offering, the Company sold 20,125,000 Units at a price of $10.00 per Unit, including the underwriter over-allotment of 2,625,000. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 4 — Private Placement

The Sponsor purchased an aggregate of 632,500 Placement Units at a price of $10.00 per Placement Unit, for an aggregate purchase price of $6,325,000, in a private placement that occurred simultaneously with the closing of the Initial Public Offering, inclusive of 52,500 Placement Units purchased as a result of the exercise of the underwriters’ over-allotment option Each Placement Unit consists of one share of Class A common stock (“Placement Share”) and one-half of one redeemable warrant (each, “Placement Warrant”). Each whole Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Placement Units and all underlying securities will expire worthless.

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 5 — Related Party Transactions

Founder Shares

On May 28, 2020, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. On November 30, 2020, the Sponsor returned to the Company, at no cost, an aggregate of 718,750 Founder Shares, which the Company cancelled, resulting in an aggregate of 5,031,250 Founder Shares outstanding and held by the Sponsor. The Founder Shares will automatically convert into Class A common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 7. The Sponsor agreed to forfeit up to 562,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. As a result of the underwriters’ over-allotment exercise in full, no shares are currently subject to forfeiture.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Related Party Loans

On May 29, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note is non-interest bearing and payable on the earlier of December 31, 2020 or the completion of the Public Offering. On December 29, 2020, the Company repaid $141,134 of borrowings outstanding under the Promissory Note.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units.

Administrative Support Agreement

The Company has agreed, commencing on the effective date of the Proposed Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. At December 31, 2020, a total of $5,000 was recorded as Due to Sponsor on the balance sheet related to this agreement.

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 6 — Commitments

Registration Rights

Pursuant to a registration rights agreement entered into on December 10,2020, holders of the Founder Shares, Placement Units (including securities contained therein) and units (including securities contained therein) that may be issued upon conversion of Working Capital Loans, and any shares of Class A common stock issuable upon the exercise of the Placement Warrants and any shares of Class A common stock and warrants (and underlying Class A common stock) that may be issued upon conversion of units issued as part of the Working Capital Loans and Class A common stock issuable upon conversion of the Founder Shares, are entitled to registration rights, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities.

Underwriting Agreement

The Company paid an underwriting discount of $0.20 per Unit, or $4,025,000 in the aggregate, simultaneously with the closing of the Initial Public Offering. In addition, the underwriters will be entitled to a deferred fee of (i) $0.35 per Unit of the gross proceeds of the initial 20,125,000 Units sold in the Proposed Public Offering, or $7,043,750. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments in United States treasury obligations held in Trust Account	$44,993,700	$44,993,700	$-	$-
Investment in United States Treasury money market mutual funds	156,256,835	156,256,835
Total	$201,250,535	$201,250,535	$-	$-

Note 8 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 8 — Stockholder’s Equity (cont.)

Common Stock

Class A Common Stock — The Company is authorized to issue 43,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 1,650,750 shares of Class A common stock issued and outstanding (excluding 19,106,750 shares of common stock subject to possible redemption).

Class B Common Stock — The Company is authorized to issue 7,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2020, there were 5,031,250 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Proposed Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering (not including the shares of Class A common stock underlying the Placement Units) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination, any private placement-equivalent warrants issued, or to be issued, to any seller in a Business Combination, any private placement equivalent securities issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Proposed Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 8 — Stockholder’s Equity (cont.)

Act or another exemption. Notwithstanding the foregoing, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

●	Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable; and

if, and only if, the reported last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the shares of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Proposed Public Offering, except that the Placement Warrants and the Class A common stock issuable upon the exercise of the Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 9 — Income Tax

The Company’s net deferred tax assets are as follows:

December 31,
2020
Deferred tax asset
Net operating loss carryforward	8,000
Valuation allowance	(8,000)
Deferred tax (liability) asset	$-

The income tax provision consists of the following:

December 31, 2020
Federal
Current	$-
Deferred	8,000
State	-
Current	-
Deferred	-
Change in valuation allowance	(8,000)
Income tax provision expense	$-

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

2020
Statutory federal income tax rate	21%
State taxes, net of federal tax benefit	0%
Valuation allowance	(21)%
Income tax provision expense	0%

As of December 31, 2020, the Company had $8,000 in net operating loss carryforwards available to offset future taxable income.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to March 31, 2021, the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2021	Delwinds Insurance Acquisition Corp.

	By:	/s/ Andrew J. Poole
	Name:	Andrew J. Poole
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Andrew J. Poole	Chief Executive Officer and Chairman of the Board	March 31, 2021
Andrew J. Poole	(Principal Executive Officer)

/s/ Bryce Quin	Chief Financial Officer and Secretary	March 31, 2021
Bryce Quin	(Principal Financial and Accounting Officer)

/s/ Michael T. Gray	Director	March 31, 2021
Michael T. Gray

/s/ Senator E. Benjamin Nelson	Director	March 31, 2021
Senator E. Benjamin Nelson

/s/ Paul Britton Newhouse	Director	March 31, 2021
Paul Britton Newhouse

/s/ Ryan Rugg	Director	March 31, 2021
Ryan Rugg