Form 10-K/A
period 2020-12-31
Delwinds Insurance Acquisition Corp.
filed 2021-05-17
CIK 1812360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

EXPLANATORY NOTE

Delwinds Insurance Acquisition Corp (the “Company”, “we”, “our” or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Amendment”) to amend and restate certain items of its Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2021 (the “Original Filing”).

Restatement Background

As disclosed in our Current Report on Form 8-K dated May 7, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement on April 12, 2021 entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Since their issuance on December 15, 2020 at the time of the Company’s initial public offering, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the warrants were reflected as a component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreements and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the warrants issued on December 15, 2020, in light of the SEC Staff Statement. Based on this reassessment, we determined that the warrants should be classified as derivative liabilities measured at fair value upon issuance, with any subsequent changes in fair value reported in our Statement of Operations each reporting period. Our audit committee (the “Audit Committee”) concluded that our previously issued financial statements for the year ended December 31, 2020 should be restated because of the foregoing change and should not be relied upon.

The change in accounting for the warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the previously reported Financial Statements or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in trust account, operating expenses or total cash flows from operations.

Internal Control Considerations and Items Amended

The Company’s management identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Item 9A. Controls and Procedures included in this Amendment.

This Amendment presents the Original Filing, amended and restated with modifications as necessary to reflect the restatement. The following items in the Original Filing have been amended: Item 1, Business, Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Item 8, Financial Statements and Supplementary Data, and Item 9A, Controls and Procedures.

In addition, new certifications by the Company’s principal executive officer and principal financial and accounting officer are filed as exhibits (in Exhibits 31.1, 31.2, 32.1 and 32.2) to this Amendment.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

i

Unless otherwise stated in this Amendment, references to:

●	“Amendment” are to Amendment No. 1 to the Annual Report on Form 10-K of the Company for the fiscal period ended December 31, 2020;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“executive advisors” are to the persons referenced as executive advisors throughout this Amendment;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issuable upon the conversion thereof as provided herein;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“management” or our “management team” are to our officers and directors;

●	“placement units” are to the units being purchased separately by our sponsor in the private placement, each placement unit consisting of one placement share and one-half of one placement warrant;

●	“placement shares” are to the shares of our Class A common stock included within the placement units;

●	“placement warrants” are to the warrants included within the placement units;

●	“private placement” are to the private placement of 580,000 placement units at a price of $10.00 per unit (or up to 632,500 placement units if the over-allotment option is exercised in full), for an aggregate purchase price of $5,800,000 (or up to $6,325,000 if the over-allotment option is exercised in full), which will occur simultaneously with the completion of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market, including warrants that may be acquired by our sponsor or its affiliates in our initial public offering or thereafter in the open market) and to any placement warrants sold as part of the placement units or warrants issued upon conversion of working capital loans in each case that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“RBC Capital Markets” and “Cantor” are to RBC Capital Markets, LLC and Cantor Fitzgerald & Co., respectively, the representatives of the underwriters in our initial public offering;

●	“sponsor” are to DIAC Sponsor LLC, a Delaware limited liability company, which is an affiliate of our Chief Executive Officer and Chairman;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the placement warrants to the extent they are no longer held by the initial purchasers of the placement units or their permitted transferees; and

●	“we,” “us,” “company” or “our company” are to Delwinds Insurance Acquisition Corp.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

The forward-looking statements contained in this Amendment are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1.	Business

Overview

We are an early-stage blank check company formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Throughout this Amendment we will refer to this as our initial business combination. While our efforts to identify a target business may span many industries and regions worldwide, since our initial public offering, we have focused our search for prospects within the insurance industry as described below. Our ability to locate a potential target is subject to the uncertainties discussed elsewhere in this Amendment.

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria as well as other considerations, factors and criteria that our management team and executive advisors may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Amendment, would be in the form of proxy solicitation materials or tender offer documents that we would file with the U.S. Securities and Exchange Commission.

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

Sources of Target Businesses

Target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses which may be of interest to us on an unsolicited basis, given such sources will have read this Amendment and know the types of businesses we are targeting. Our officers and directors, as well as our sponsor and its affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as by means of trade shows or conventions.

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

As a smaller reporting company, we are not required to include risk factors in this Amendment. However, below is a list of risks, uncertainties and other factors that could have a material effect on the Company and its business:

●	we are an early stage Company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not obtain additional financing to complete our initial business combination or reduce number of shareholders requesting redemption;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	our warrants are being accounted for as a warrant liability and are being recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our securities; and

●	we have identified a material weakness in our internal control over financial reporting.

In addition, we may be subject to the following risks in connection with the restatement of our financial statements for the year ended December 31, 2020:

Risks Relating to Change In Accounting Treatment of Our Warrants and Restatement of Our Previously Issued Financial Statements In Connection Therewith

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement, wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.

As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly, based on factors, that are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Staff Statement, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued financial statements as of and for the year ended December 31, 2020 (the “Restatement”). In connection with the foregoing development and as a result of the Restatement, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

For additional risks relating to us and our business, see the section titled “Risk Factors” contained in our prospectus dated December 10, 2020.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Amendement including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Amendment, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Amendment. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “our,” “us” or “we” refer to Delwinds Insurance Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Amendment. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Amendement includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Restatement

In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since their issuance on December 15, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for warrants issued on December 15, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period. We and our Audit Committee have concluded that our previously issued financial statements for the year ended December 31, 2020 should be restated because of the foregoing change and should no longer be relied upon.

Accordingly, this Amendment restates our financial statements as of, and for the year ended December 31, 2020.

The restatement is more fully described in Note 3 of the notes to the financial statements included herein.

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

Results of Operations

Our entire activity through December 15, 2020, consisted of formation and preparation for our initial public offering. Since the initial public offering, our activity has been limited to the evaluation of business combination candidates, and we have not and will not be generating any operating revenues until the closing of our initial business combination. We generate non-operating income in the form of interest on marketable securities held in the trust account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combinations. In addition, we recognize non-cash losses related to the changes in recurring fair value measurement of our warrant liability at each reporting period.

For the year ended December 31, 2020, we had a net loss of $1,784,919, which consists of changes in fair value of warrant liability of $637,111, expenses related to the issuance of public warrants of $1,114,995, operating costs of $38,246 offset by interest income of $1,585, and an unrealized loss on marketable securities held in our trust account of $1,050.

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

Warrant Liability

We account for our outstanding public warrants and private placement warrants in accordance with ASC 815-40, under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As both the public and private placement warrants meet the definition of a derivative under ASC 815, they are measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement (“ASC 820”), with any subsequent changes in fair value recognized in the statement of operations in the period of change.

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

Reference is made to pages F-1 through F-18 comprising a portion of this Amendment.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with this Amendment, and in light of the restatement of our financial statements for the year ended December 31, 2020, our Certifying Officers reevaluated and concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of the material weakness, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amendment present fairly in all material respects our financial position, results of operations, and cash flows for the period covered by this Amendment.

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

Management’s Report on Internal Controls over Financial Reporting

This Amendment does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On May 17, 2021, we revised our prior position on accounting for warrants and restated our financial statements to reclassify the Company’s warrants as described in the Explanatory Note to this Amendment. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Amendment had yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness specifically the review controls over the evaluation of complex, non-routine transactions, were not sufficient to detect the proper accounting and reporting for the public warrants and private placement warrants issued in the initial public offering and sold in the concurrent private placement. Management’s review was insufficient to identify a classification error that led to our restatement of our financial statements, as described in Note 3 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Amendment, our directors and officers are as follows:

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

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Newhouse qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based upon its review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Amendment for the year ended December 31, 2020.

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

In the table below, percentage ownership is based on 25,788,750 shares of our common stock, consisting of (i) 20,757,500 shares of our Class A common stock and (ii) 5,031,250 shares of our Class B common stock, issued and outstanding as of December 31, 2020. Voting power represents the combined voting power of shares of Class A common stock and shares of Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. All of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis upon consummation of our initial business combination. The table below does not include the Class A common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this Amendment.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
DIAC Sponsor LLC (our sponsor) (1)(2)	632,500	3.05%	5,031,250	100%	21.96%
Andrew J. Poole	632,500	3.05%	5,031,250	100%	21.96%
Sen. E. Benjamin Nelson	—	—	—	—	—
Paul Britton Newhouse	—	—	—	—	—
Ryan Rugg	—	—	—	—	—
Michael T. Gray	—	—	—	—	—
Bryce Quin	—	—	—	—	—
All directors and executive officers as a group (six individuals) (2)	632,500	3.05%	5,031,250	100%	21.96%

Other 5% Stockholders
Citadel Advisors LLC (3)	1,474,337	7.09%	—	—	5.71%
Adage Capital Partners, L.P. (4)	1,200,000	5.77%	—	—	4.65%
Glazer Capital, LLC (5)	1,060,170	5.10%	—	—	4.11%

*	less than 1%

(1)	DIAC Sponsor LLC, our sponsor, is the record holder of the shares reported herein. Represents shares held by our sponsor, of which Andrew J. Poole, our Chief Executive Officer and Chairman, is the sole managing member. Each of our officers, directors, director nominees, executive advisors and Coat Tail Partners, LLC, an affiliate of Vincent J. Dowling, Jr. and affiliated entities, is or will be, directly or indirectly, a member of our sponsor. The business address of each of these entities and individuals is at One City Centre, 1021 Main Street, Suite 1960, Houston, TX 77002.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein.

(3)	According to a Schedule 13G filed with the SEC on December 28, 2020, Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), CALC IV LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin, have voting and dispositive power over the 1,474,337 shares reported. Citadel Advisors is the portfolio manager for CM and CEFL. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. The business address for all reporting persons is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

(4)	According to a Schedule 13G filed on February 1, 2021, Adage Capital Partners, L.P. (“ACP”), Adage Capital Partners GP, L.L.C. (“ACPGP”) and Adage Capital Advisors, L.L.C. (“ACA”) and Messrs. Robert Atchinson and Philip Gross, acquired 1,200,000 shares of Class A Common Stock. Mr. Atchinson and Mr. Gross are the beneficial owners of ACP, ACPGP and ACA. The business address for all reporting persons is 200 Claredon Street, 52nd Floor, Boston, Massachusetts 02116.

(5)	According to a Schedule 13G filed on February 16, 2021, Glazer Capital, LLC and Paul J. Glazer acquired 1,060,170 shares of common stock. The business address for the reporting persons is 250 West 55th Street, Suite 30A, New York, New York 10019.

Securities Authorized for Issuance under Equity Compensation Table

None

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On May 28, 2020, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. On November 30, 2020, the Sponsor returned to the Company, at no cost, an aggregate of 718,750 Founder Shares, which the Company cancelled, resulting in an aggregate of 5,031,250 Founder Shares outstanding and held by the Sponsor. The Founder Shares will automatically convert into Class A common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 6 of our financial statements included in this Amendment. The Sponsor agreed to forfeit up to 562,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. As a result of the underwriters’ over-allotment exercise in full, no shares are currently subject to forfeiture.

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

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Amendment:

(1)	Financial Statements

(2)	Financial Statements Schedule

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

Item 16.	Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 10, 2020, by and among the Company, RBC Capital Markets, LLC and Cantor Fitzgerlad & Co. (1)
3.1	Amended and Restated Certificate of Incorporation. (1)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Class A Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated December 10, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.5	Description of Registered Securities***
10.1	Promissory Note, dated May 29, 2020, issued to DIAC Sponsor LLC (3)
10.2	Letter Agreement, dated December 10, 2020, by and among the Company, B. Riley Principal Investments, LLC its officers, its directors and the Sponsor. (1)
10.3	Investment Management Trust Agreement, dated December 10, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.4	Registration Rights Agreement, dated December 10, 2020, by and among the Company and certain security holders. (1)
10.5	Administrative Support Agreement, dated December 10, 2020, by and between the Company and the Sponsor. (1)
10.6	Private Placement Unit Purchase Agreement, dated December 10, 2020, by and between the Company and the Sponsor. (1)
10.7	Form of Indemnity Agreement (2)
14.1	Form of Code of Ethics. (2)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith.
**	Furnished herewith.
***	Previously filed.
(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 16, 2020.

(2)	Incorporated by reference to the Company’s S-1/A, filed on September 22, 2020.

(3)	Incorporated by reference to the Company’s S-1, filed on September 9, 2020.

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

Restatement of previously issued financial statements

As discussed in Note 3, the 2020 financial statements have been restated to correct a misstatement.

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

Philadelphia, Pennsylvania

March 31, 2021 (except for the effect of the restatement disclosed in Notes 3 and 8, as to which the date is May 17, 2021)

DELWINDS INSURANCE ACQUISITION CORPORATION
BALANCE SHEET

DECEMBER 31, 2020 (restated)

ASSETS
Current asset – cash	$1,417,540
Prepaid expenses	471,561
Deferred offering costs	-
Total current assets	1,889,101
Investments and cash held in trust account	201,250,535
Total assets	$203,139,636

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$23,382
Due to sponsor	5,000
Notes payable to sponsor	-
Total current liabilities	141,134
Deferred underwriting commission	7,043,750
Warrant liability	11,010,963
Total liabilities	18,083,095

Commitments and Contingencies:

Common stock subject to possible redemption; $0.0001 par value; 20,125,000 shares (at redemption value of approximately $10.00 per share) as of December 31, 2020	201,250,535
Stockholder’s equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-
Class A common stock, $0.0001 par value, 43,000,000 shares authorized, 632,500 issued and outstanding (excluding 20,125,000 shares subject to possible redemption) as of December 31, 2020	63
Class B common stock, $0.0001 par value, 7,000,000 shares authorized, 5,031,250 shares issued and outstanding as of December 31, 2020	503
Additional paid-in-capital	-
Accumulated deficit	(16,194,560)
Total stockholder’s equity	(16,193,994)
Total liabilities and stockholder’s equity	$203,139,636

The accompanying notes are an integral part of these financial statements.

DELWINDS INSURANCE ACQUISITION CORPORATION
STATEMENT OF OPERATIONS

PERIOD FROM APRIL 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (restated)

General, administrative expense, and offering cost	1,153,241
Loss from operations	(1,153,241)
Other income (expense)
Interest income	1,585
Unrealized loss on marketable securities	(1,050)
Change in fair value of warrant liability	(637,111)
Net loss	$(1,784,919)
Weighted average common shares outstanding(1)
Basic and diluted	5,693,957
Net loss per common share:
Basic and diluted	$(0.31)

(1)	Excludes an aggregate of 20,125,000 Class A common shares subject to possible redemption at December 31, 2020.

The accompanying notes are an integral part of these financial statements.

DELWINDS INSURANCE ACQUISITION CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

PERIOD FROM APRIL 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (restated)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, April 27, 2020 (Inception)	-	$-	-	$-	$-	$-	$-

Sale of Class B common stock to Sponsor	-	-	5,750,000	575	24,425	-	25,000

Cancellation of Class B shares	-	-	(718,750)	(72)	72	-	-

Sale of Class A common stock to public, net of offering cost	20,125,000	2,013	-	-	180,805,697	-	180,807,710

Sale of Class A private placement units	632,500	63	-	-	6,008,687	-	6,008,750

Class A common stock subject to possible redemption	(20,125,000)	(2,013)	-	-	(186,838,881)	(14,409,641)	(201,250,535)

Net loss	-	-		-	-	(1,784,919)	(1,784,919)
Balance at 12/31/2020	632,500	63	5,031,250	503	-	(16,194,560)	(16,193,994)

The accompanying notes are an integral part of these financial statements.

DELWINDS INSURANCE ACQUISITION CORPORATION
STATEMENT OF CASH FLOWS

PERIOD FROM APRIL 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (restated)

December 31,
2020
(restated)
Cash flows from operating activities:
Net loss	$(1,784,919)
Adjustments to reconcile net loss to cash used in operating activities:
Interest earned in Trust Account	(1,585)
Unrealized losses on marketable securities held in Trust Account	1,050
Change in fair value of warrants	1,747,208
Changes in operating assets and liabilities
Change in prepaid expenses	(471,561)
Change in due to sponsor	5,000
Deferred offering cost	-
Change in accounts payable	23,382
Net cash used in operating activities	(481,425)
Cash flows from investing activities:
Investment of cash in Trust Account	(201,250,000)
Net cash used by operating activities	(201,250,000)
Cash flows from financing activities
Repayment of note payable borrowings	(141,134)
Proceeds from sale of Class A common stock to public	197,225,000
Proceeds from sale of private placement units	6,325,000
Payment of deferred offering costs	(259,901)
Net cash provided by financing activities	203,198,965
Net change in cash	1,417,540
Cash at beginning of period	-
Cash at end of period	$1,417,540
Non-cash investing and financing activities:
Payment of deferred offering cost directly by related party	(166,134)
Purchase of common stock by Sponsor	25,000
Initial value of common stock subject to redemption	201,250,535

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

All activity through December 15, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. Since the Public Offering, the Company’s activities have been limited to the evaluation of business combination candidates, and the Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the trust account. The Company is incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses. The Company recognizes changes in the fair value of warrant liability as other income (expense). The Company has selected December 31 as its fiscal year end.

The registration statement of the Company’s Initial Public Offering was declared effective on December 10, 2020. On December 15, 2020, the Company consummated the Initial Public Offering of 20,125,000 units (“Units”) each consisting of one share of Class A common stock (“Public Shares”) and one-half of one redeemable warrant, generating gross proceeds of $201,250,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 632,500 Placement Units at a price of $10.00 per Placement Unit (“Placement Units”) in a private placement to DIAC Sponsor, LLC (the “Sponsor”) generating gross proceeds of $6,325,000, which is described in Note 5.

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

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (cont.)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at a redemption value and classified as temporary equity in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined in Note 6), Placement Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

As described in Note 3—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the year ended December 31, 2020 are restated in this Annual Report on Form 10-K/A (Amendment No. 1) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued financial statements for such periods. The restated financial statements are indicated as “Restated” in the financial statements and accompanying notes, as applicable. See Note 3—Restatement of Previously Issued Financial Statements for further discussion.

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

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (cont.)

A reconciliation of net loss per common share as adjusted for the portion of income that is attributable to common stock subject to redemption is as follows:

Period from April 27, 2020 (inception) through
December 31, 2020
Net loss	$(1,784,919)
Less: Income attributable to common stock subject to possible redemption	-
Net loss available to common shares	$(1,784,919)

Basic and diluted weighted average number of shares	5,693,957

Basic and diluted loss available to common shares	$(0.31)

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

Note 3 — Restatement of Previously Issued Financial Statements

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. The Company previously accounted for the Warrants as components of equity.

In light of the SEC Staff Statement, the Company reevaluated the accounting treatment of (i) the 10,062,500 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its initial public offering (the “IPO”) and (ii) the 316,250 redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the IPO (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”, (see Note 4, Note 6 and Note 8).

Specifically, pursuant to their terms, the exercise of the Public Warrants and Private Placement Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of the Company’s Class A shareholders. Because not all of the shareholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, management concluded that the Public Warrants and Private Placement Warrants do not meet the Accounting Standards Codification, Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC 815-40”) conditions of equity classification.

As the Warrants meet the definition of a derivative under ASC 815, Derivatives and Hedging (“ASC 815”), the Warrants should be recorded as liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement (“ASC 820”), with any subsequent changes in fair value recognized in the Company’s statement of operations in the period of change.

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 3 — Restatement of Previously Issued Financial Statements (cont.)

After management’s evaluation, the Company’s management and the audit committee of the Company’s board of directors concluded that it is appropriate to restate the Company’s previously issued financial statements as of December 31, 2020 and for the period then ended, as previously reported in its Form 10-K. The restated classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the financial statements herein.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	As Previously Reported	Adjustment	Restated

Balance Sheet as of December 31, 2020
Warrant liability	$-	$11,010,963	$11,010,963
Total liabilities	7,072,132	11,010,963	18,083,095
Class A common stock subject to possible redemption	191,067,503	10,183,032	201,250,535
Class A common stock	165	(102)	63
Additional paid-in capital	5,037,044	(5,037,044)	-
Accumulated deficit	(37,711)	(16,156,849)	(16,194,560)
Total stockholders’ equity	$5,000,001	$(21,193,995)	$(16,193,994)

Statement of Operations for the year ended December 31, 2020
General, administrative and offering cost	$38,246	1,114,995	1,153,241
Loss from operations	(38,246)	(1,114,995)	(1,153,241)
Change in fair value of warrant liability	-	$(637,111)	$(637,111)
Loss before income tax expense	(37,711)	(1,747,208)	(1,784,919)
Net loss	(37,711)	(1,747,208)	(1,747,919)
Basic and diluted net loss per share	$(0.01)	$(0.30)	$(0.31)

Statement of Cash Flows for the year ended December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(37,711)	$(1,747,208)	$(1,784,919)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in fair value of warrant liability	-	1,747,208	1,747,208
Net cash provided by operating activities	-	-	-
Non-Cash Investing and Financing Activities:
Initial classification of warrant liability	$-	$11,010,963	$11,010,963
Change in Class A common stock subject to possible redemption	$191,067,503	$10,183,032	$201,250,535

Note 4 — Public Offering

Pursuant to the Initial Public Offering, the Company sold 20,125,000 Units at a price of $10.00 per Unit, including the underwriter over-allotment of 2,625,000. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

Note 5 — Private Placement

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

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 6 — Related Party Transactions

Founder Shares

On May 28, 2020, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. On November 30, 2020, the Sponsor returned to the Company, at no cost, an aggregate of 718,750 Founder Shares, which the Company cancelled, resulting in an aggregate of 5,031,250 Founder Shares outstanding and held by the Sponsor. The Founder Shares will automatically convert into Class A common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 9. The Sponsor agreed to forfeit up to 562,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. As a result of the underwriters’ over-allotment exercise in full, no shares are currently subject to forfeiture.

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

Note 7 — Commitments

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments in United States treasury obligations held in Trust Account	$44,993,700	$44,993,700	$-	$-
Investment in United States Treasury money market mutual funds	156,256,835	156,256,835
Total	$201,250,535	$201,250,535	$-	$-
Liabilities:
Warrant Liability	14,804,242	-	-	14,804,242

Warrant Liability

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability on the Company’s balance sheet. The warrant liability is measured at fair value at inception and on a recurring basis, with any subsequent changes in fair value presented within change in fair value of warrant liability in the Company’s statement of operations.

Initial Measurement and Subsequent Measurement

The Company established the initial fair value for the Warrants on December 15, 2020, the date of the closing of the Initial Public Offering, and subsequent fair value as of December 31, 2020. The Public Warrants and Private Placement Warrants are measured at fair value on a recurring basis, using an Options Pricing Model (the “OPM”). The Company allocated the proceeds received from (i) the sale of Units in the IPO (which is inclusive of one share of Class A common stock and one-third of one Public Warrant), (ii) the sale of the Private Placement Units (which is inclusive of one share of Class A common stock and one-third of one Private Placement Warrant), and (iii) the issuance of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption. The Warrants were classified as Level 3 at the initial measurement date and as of December 31, 2020 due to the use of unobservable inputs.

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 8 — Fair Value Measurements (cont.)

The Company utilizes the option pricing model (“OPM”) to value the Warrants at each reporting period, with any subsequent changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in the OPM are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares of common stock based on historical volatility that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The aforementioned warrant liability is not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements:

	December 15, 2020 (Initial Measurement)	December 31, 2020
Risk-free interest rate	0.57%	0.58%
Expected term (years)	6.55	6.49
Expected volatility	16.1%	16.3%
Exercise price	$11.50	$11.50
Stock price	$9.50	$9.66
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liability:

	Private Placement	Public	Warrant Liability
Fair value as of April 27, 2020	$—	$—	$—
Initial measurement on December 15, 2020	316,250	10,062,500	10,378,750
Change in valuation inputs or other assumptions(1)	28,463	603,750	632,213
Fair value as of December 31, 2020	$344,713	$10,666,250	$11,010,963

(1)	Changes in valuation inputs or other assumptions are recognized in Change in fair value of warrant liability in the statement of operations.

Note 9 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 9 — Stockholder’s Equity (cont.)

Common Stock

Class A Common Stock — The Company is authorized to issue 43,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 632,500 shares of Class A common stock issued and outstanding (excluding 20,125,000 shares of common stock subject to possible redemption).

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 9 — Stockholder’s Equity (cont.)

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

NOTE 10 — Income Tax

The Company’s net deferred tax assets are as follows:

December 31,
2020 (restated)
Deferred tax asset
Mark-to-market adjustments and offering cost on warrants	367,000
Net operating loss carryforward	8,000
Valuation allowance	(375,000)
Deferred tax (liability) asset	$-

The income tax provision consists of the following:

December 31, 2020 (restated)
Federal
Current	$-
Deferred	375,000
State	-
Current	-
Deferred	-
Change in valuation allowance	(375,000)
Income tax provision expense	$-

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

2020
Statutory federal income tax rate	21%
State taxes, net of federal tax benefit	0%
Valuation allowance	(21)%
Income tax provision expense	0%

As of December 31, 2020, the Company had $8,000 in net operating loss carryforwards available to offset future taxable income.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to May 17, 2021, the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 17, 2021	Delwinds Insurance Acquisition Corp.

	By:	/s/ Andrew J. Poole
	Name:	Andrew J. Poole
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Andrew J. Poole	Chief Executive Officer and Chairman of the Board	May 17, 2021
Andrew J. Poole	(Principal Executive Officer)

/s/ Bryce Quin	Chief Financial Officer and Secretary	May 17, 2021
Bryce Quin	(Principal Financial and Accounting Officer)

/s/ Michael T. Gray	Director	May 17, 2021
Michael T. Gray

/s/ Senator E. Benjamin Nelson	Director	May 17, 2021
Senator E. Benjamin Nelson

/s/ Paul Britton Newhouse	Director	May 17, 2021
Paul Britton Newhouse

/s/ Ryan Rugg	Director	May 17, 2021
Ryan Rugg