Form 10-Q
period 2021-03-31
Delwinds Insurance Acquisition Corp.
filed 2021-05-17
CIK 1812360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of May 17, 2021, there were 20,757,500 shares of Class A common stock, par value $0.0001 per share (“Class A Common stock”) and 5,031,250 shares of the Company’s Class B common stock, par value $0.0001 per share (“Class B Common stock”), of the registrant issued and outstanding.

INDEX TO FINANCIAL STATEMENTS

Delwinds Insurance Acquisition Corporation

i

DELWINDS INSURANCE ACQUISITION CORPORATION
BALANCE SHEET

AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

	March 31, 2021	December 31, 2021
ASSETS
Current asset – cash	$1,303,312	$1,417,540
Prepaid expenses	406,994	471,561
Total current assets	1,710,306	1,889,101
Investments and cash held in trust account	201,264,887	201,250,535
Total assets	$202,975,193	$203,139,636

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$58,197	$23,382
Due to sponsor	5,000	5,000
Total current liabilities	63,197	141,134
Deferred underwriting commission	7,043,750	7,043,750
Warrant liability	5,814,357	11,010,963
Total liabilities	12,921,304	18,083,095

Commitments and Contingencies:

Common stock subject to possible redemption; $0.0001 par value; 20,125,000 shares (at redemption value of approximately $10.00 per share) as of December 31, 2020	201,264,887	201,250,535
Stockholder’s equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Class A common stock, $0.0001 par value, 43,000,000 shares authorized, 632,500 issued and outstanding (excluding 20,125,000 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020	63	63
Class B common stock, $0.0001 par value, 7,000,000 shares authorized, 5,031,250 shares issued and outstanding as of March 31, 2021 and December 31, 2020	503	503
Additional paid-in-capital	-	-
Accumulated deficit	(11,211,564)	(16,194,560)
Total stockholder’s equity	(11,210,998)	(16,193,994)
Total liabilities and stockholder’s equity	$202,975,193	$203,139,636

The accompanying notes are an integral part of these financial statements.

DELWINDS INSURANCE ACQUISITION CORPORATION
STATEMENT OF OPERATIONS

PERIOD FROM JANUARY 1, 2021 THROUGH MARCH 31, 2021

General, administrative expense, and offering cost	213,610
Loss from operations	(213,610)
Other income (expense)
Interest income	13,302
Unrealized gain on marketable securities	1,050
Change in fair value of warrant liability	5,196,606
Net income	$4,997,348
Weighted average common shares outstanding(1)
Basic and diluted	5,663,750
Net income per common share:
Basic and diluted	$0.88

(1)	Excludes an aggregate of 20,125,000 Class A common shares subject to possible redemption at March 31, 2021.

The accompanying notes are an integral part of these financial statements.

DELWINDS INSURANCE ACQUISITION CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

PERIOD FROM APRIL 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, April 27, 2020 (Inception)	-	$-	-	$-	$-	$-	$-

Sale of Class B common stock to Sponsor	-	-	5,750,000	575	24,425	-	25,000

Cancellation of Class B shares	-	-	(718,750)	(72)	72	-	-

Sale of Class A common stock to public, net of offering cost	20,125,000	2,013	-	-	180,805,697	-	180,807,710

Sale of Class A private placement units	632,500	63	-	-	6,008,687	-	6,008,750

Class A common stock subject to possible redemption	(20,125,000)	(2,013)	-	-	(186,838,881)	(14,409,641)	(201,250,535)

Net loss	-	-		-	-	(1,784,919)	(1,784,919)
Balance at 12/31/2020	632,500	63	5,031,250	503	-	(16,194,560)	(16,193,994)
Change in shares subject to redemption	-	-	-	-	(14,352)	-	(14,352)
Net income	-	-	-	-	14,352	4,982,996	4,997,348
Balance at 3/31/2021	632,500	63	5,031,250	503	-	(11,211,564)	(11,210,998)

The accompanying notes are an integral part of these financial statements.

DELWINDS INSURANCE ACQUISITION CORPORATION
STATEMENT OF CASH FLOWS

PERIOD FROM JANUARY 1, 2021 THROUGH MARCH 31, 2021

March 31,
2021

Cash flows from operating activities:
Net loss	$4,997,348
Adjustments to reconcile net loss to cash used in operating activities:
Interest earned in Trust Account	(13,302)
Unrealized losses on marketable securities held in Trust Account	(1,050)
Change in fair value of warrants	(5,196,606)
Changes in operating assets and liabilities
Change in prepaid expenses	64,567
Change in accounts payable	34,815
Net cash used in operating activities	(114,228)
Cash flows from investing activities:
Investment of cash in Trust Account	-
Net cash used by operating activities	-
Cash flows from financing activities
Net cash provided by financing activities	-
Net change in cash	(114,228)
Cash at beginning of period	1,417,540
Cash at end of period	$1,303,312
Non-cash investing and financing activities:
Payment of franchise taxes	(9,386)
Change in value of common stock subject to redemption	14,352

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

The registration statement of the Company’s Initial Public Offering was declared effective on December 10, 2020. On December 15, 2020, the Company consummated the Initial Public Offering of 20,125,000 units (“Units”) each consisting of one share of Class A common stock (“Public Shares”) and one-half of one redeemable warrant, generating gross proceeds of $201,250,000, which is described in Note 2.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be deminimus for the period ending March 31, 2020.

Net Income Per Common Share

Basic income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Consistent with ASC 480, common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income per common share for the period ended March 31, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income per share includes the incremental number of shares of common stock to be issued to settle warrants and convertible debt, as calculated using the treasury method. For the period ended March 31, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common stock, since the exercise of the warrants and conversion of debt is contingent on the occurrence of future events. As a result, diluted income per common share is the same as basic income per common share for the period presented.

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (cont.)

A reconciliation of net income per common share as adjusted for the portion of income that is attributable to common stock subject to redemption is as follows:

Period ending
March 31, 2021
Net income	$4,997,348
Less: Income attributable to common stock subject to possible redemption	-
Net income available to common shares	$4,997,348

Basic and diluted weighted average number of shares	5,663,750

Basic and diluted income available to common shares	$0.88

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 5 — Related Party Transactions

Founder Shares

On May 28, 2020, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. On November 30, 2020, the Sponsor returned to the Company, at no cost, an aggregate of 718,750 Founder Shares, which the Company cancelled, resulting in an aggregate of 5,031,250 Founder Shares outstanding and held by the Sponsor. The Founder Shares will automatically convert into Class A common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 8. The Sponsor agreed to forfeit up to 562,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. As a result of the underwriters’ over-allotment exercise in full, no shares are currently subject to forfeiture.

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

Administrative Support Agreement

The Company has agreed, commencing on the effective date of the Proposed Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. At March 31, 2021 and December 31, 2020, a total of $5,000 was recorded as Due to Sponsor on the balance sheet related to this agreement.

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

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 7 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

	March 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment in United States Treasury money market mutual funds	201,264,887	201,264,887	-	-
Liabilities:
Warrant Liability	5,814,357	5,635,000	179,357	-

	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments in United States treasury obligations held in Trust Account	$44,993,700	$44,993,700	$-	$-
Investment in United States Treasury money market mutual funds	156,256,835	156,256,835
Total	$201,250,535	$201,250,535	$-	$-
Liabilities:
Warrant Liability	14,804,242	-	-	14,804,242

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

Initial Measurement and Subsequent Measurement

The Company established the initial fair value for the Warrants on December 15, 2020, the date of the closing of the Initial Public Offering, and subsequent fair values as of March 31, 2021 and December 31, 2020. The Public Warrants and Private Placement Warrants are measured at fair value on a recurring basis, using an Options Pricing Model (the “OPM”). The Company allocated the proceeds received from (i) the sale of Units in the IPO (which is inclusive of one share of Class A common stock and one-third of one Public Warrant), (ii) the sale of the Private Placement Units (which is inclusive of one share of Class A common stock and one-third of one Private Placement Warrant), and (iii) the issuance of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption. The Warrants were classified as Level 3 at the initial measurement date and as of December 31, 2020 due to the use of unobservable inputs. As of March 31, 2021, the Warrants were reclassified to Level 1, for the public warrants, and Level 2, for the private warrants, due to the use of observable inputs,

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

The Company utilizes the OPM to value the Warrants at each reporting period, with any subsequent changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in the OPM are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares of common stock based on historical volatility that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The aforementioned warrant liability is not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements:

	December 15, 2020 (Initial Measurement)	December 31, 2020
Risk-free interest rate	0.57%	0.58%
Expected term (years)	6.55	6.49
Expected volatility	16.1%	16.3%
Exercise price	$11.50	$11.50
Stock price	$9.50	$9.50
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liability:

	Private Placement	Public	Warrant Liability
Fair value as of April 27, 2020	$—	$—	$—
Initial measurement on December 15, 2020	316,250	10,062,500	10,378,750
Change in valuation inputs or other assumptions(1)	28,463	603,750	632,213
Fair value as of December 31, 2020	$344,713	$10,666,250	$11,010,963
Change in valuation inputs or other assumptions(1)	165,356	5,031,250	5,196,606
Fair value as of March 31, 2021	$179,357	5,635,000	5,814,357

(1)	Changes in valuation inputs or other assumptions are recognized in Change in fair value of warrant liability in the statement of operations.

Note 8 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021, there were no shares of preferred stock issued or outstanding.

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 8 — Stockholder’s Equity (cont.)

Common Stock

Class A Common Stock — The Company is authorized to issue 43,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021, there were 632,500 shares of Class A common stock issued and outstanding (excluding 20,125,000 shares of common stock subject to possible redemption).

Class B Common Stock — The Company is authorized to issue 7,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2021, there were 5,031,250 shares of Class B common stock issued and outstanding.

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities.

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

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 9 — Income Tax

The Company’s net deferred tax assets are as follows:

March 31,
2021
Deferred tax asset (liability)
Mark-to-market adjustments and offering cost on warrants	(725,000)
Net operating loss carryforward	50,000
Valuation allowance	675,000
Deferred tax (liability) asset	$-

The income tax provision consists of the following:

March 31, 2021
Federal
Current	$-
Deferred	(1,050,000)
State	-
Current	-
Deferred	-
Change in valuation allowance	1,050,000
Income tax provision expense	$-

A reconciliation of the federal income tax rate to the Company’s effective tax rate at March 31, 2021 is as follows:

2021
Statutory federal income tax rate	21%
State taxes, net of federal tax benefit	0%
Valuation allowance	(21)%
Income tax provision expense	0%

As of March 31, 2021, the Company had $8,000 in net operating loss carryforwards available to offset future taxable income.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to May 17, 2021, the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

As indicated in the accompanying financial statements, at March 31, 2021 and December 31, 2020, we had $1,303,312 and $1,417,540 in cash outside of the trust account, respectively. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

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

For the quarter ended March 31, 2021, we had net income of $4,997,348, which consists of change in fair value of warrant liability of $5,196,606, operating costs of $213,610 offset by interest income of $13,302, and an unrealized gain on marketable securities of $1,050.

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

As of March 31, 2021 and December 31, 2020, we have available to us $1,303,312 and $1,417,540 of cash on our balance sheet. We will use these funds primarily to evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. As of March 31, 2021, we also had $14,887 in interest income available from our investments in our trust account to pay for our tax obligations. During the period ended March 31, 2021, we did not withdraw funds from the trust account to pay its tax obligations.

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

Contractual Obligations

In December 2020, the Company entered into an Administrative Services Agreement pursuant to which it pays its Sponsor, an affiliate of our Executive Chairman and our Chief Executive Officer, a total of $10,000 per month for office space, utilities and secretarial support. During the period ending March 31, 2021, we paid $30,000 to our Sponsor pursuant to this agreement. Upon completion of our initial business combination or liquidation, we will cease paying these monthly fees.

At March 31, 2021, we did not have any capital lease obligations or operating lease obligations.

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

Loss Per Common Share

Basic loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Consistent with ASC 480, common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the year period March 31, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of common stock to be issued to settle warrants, as calculated using the treasury method. For the period ended March 31, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common stock, since the exercise of the warrants is contingent on the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2021 due to the material weakness described in Item 9A of Amendment No. 1 to the Annual Report on Form 10-K filed with the SEC on May 17, 2021. Management plans to implement additional controls designed to remediate this material weakness; however, these controls have not operated effectively over a sufficient period of time in order to conclude that the material weakness has been fully remediated.

Notwithstanding the identified material weakness and management’s assessment that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2021, management believes that the interim consolidated financial statements and footnote disclosures included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, cash flows and disclosures as of and for the periods presented in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and Amendment No. 1 thereto, which could materially affect our business, financial position and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

#	Indicates management contract or compensatory plan.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELWINDS INSURANCE ACQUISITION CORP.

Date: May 17, 2021	/s/ Andrew Poole
	Name:	Andrew Poole
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 17, 2021	/s/ Bryce Quin
	Name:	Bryce Quin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)