Form 10-Q
period 2021-06-30
Delwinds Insurance Acquisition Corp.
filed 2021-08-16
CIK 1812360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 10, 2021, there were 20,757,500 shares of Class A common stock, par value $0.0001 per share (“Class A Common stock”) and 5,031,250 shares of the Company’s Class B common stock, par value $0.0001 per share (“Class B Common stock”), of the registrant issued and outstanding.

INDEX TO FINANCIAL STATEMENTS

Delwinds Insurance Acquisition Corporation

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:
	Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020	1
	Statement of Operations for the Three and Six Months Ended June 30, 2021 (Unaudited) and from April 27, 2020 (inception) through June 30, 2021 (Unaudited)	2
	Statements of Changes in Stockholders’ Equity for the Periods Ended March 31, 2021 and June 30, 2021 (Unaudited) and from April 27, 2020 (inception) through June 30, 2020 (unaudited)	3
	Statement of Cash Flows for the Six Months Ended June 30, 2021 (Unaudited) and from April 27, 2020 (inception) through June 30, 2020 (Unaudited)	4
	Notes to Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	23

i

DELWINDS INSURANCE ACQUISITION CORPORATION
BALANCE SHEET

AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

	June 30, 2021	December 31, 2020
ASSETS
Current asset – cash	$1,164,156	$1,417,540
Prepaid expenses	320,254	471,561
Total current assets	1,484,410	1,889,101
Investments and cash held in trust account	201,272,081	201,250,535
Total assets	$202,756,491	$203,139,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$35,419	$23,382
Due to sponsor	5,000	5,000
Total current liabilities	40,419	141,134
Deferred underwriting commission	7,043,750	7,043,750
Warrant liability	7,475,863	11,010,963
Total liabilities	14,560,032	18,083,095

Commitments and Contingencies:

Common stock subject to possible redemption; $0.0001 par value; 20,125,000 shares (at redemption value of approximately $10.00 per share) as of June 30, 2021 and December 31, 2020	201,272,081	201,250,535
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Class A common stock, $0.0001 par value, 43,000,000 shares authorized, 632,500 issued and outstanding (excluding 20,125,000 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020	63	63
Class B common stock, $0.0001 par value, 7,000,000 shares authorized, 5,031,250 shares issued and outstanding as of June 30, 2021 and December 31, 2020	503	503
Additional paid-in-capital	-	-
Accumulated deficit	(13,076,188)	(16,194,560)
Total stockholders’ equity	(13,075,622)	(16,193,994)
Total liabilities and stockholders’ equity	$202,756,491	$203,139,636

The accompanying notes are an integral part of these financial statements.

DELWINDS INSURANCE ACQUISITION CORPORATION
STATEMENT OF OPERATIONS

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

General, administrative expense, and offering cost	203,118	-	416,728	-
Loss from operations	(203,118)	-	(416,728)	-
Other income (expense)
Interest income	7,194	-	20,496	-
Unrealized gain on marketable securities	-	-	1,050	-
Change in fair value of warrant liability	(1,661,506)	-	3,535,100	-
Net income (loss)	$(1,857,430)	-	3,139,918	-
Weighted average shares outstanding of Class A common stock:
Basic and diluted	632,500	-	632,500	-
Net income (loss) per common share, Class A common stock:
Basic and diluted	$(0.33)	0.00	0.55	0.00
Weighted average shares outstanding of Class B common stock:
Basic and diluted	5,031,250	5,750,000	5,031,250	5,750,000
Net income (loss) per common share, Class B common stock:
Basic and diluted	$(0.33)	0.00	0.55	0.00

(1)	Excludes an aggregate of 20,125,000 and 0 Class A common shares subject to possible redemption at June 30, 2021 and 2020, respectively

The accompanying notes are an integral part of these financial statements.

DELWINDS INSURANCE ACQUISITION CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 2021 THROUGH JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2021	632,500	63	5,031,250	503	-	(16,194,560)	(16,193,994)

Net income (loss)	-	-	-	-	14,352	4,982,996	4,997,348

Change in shares subject to redemption	-	-	-	-	(14,352)	-	(14,352)

Balance at March 31, 2021	632,500	63	5,031,250	503	-	(11,211,564)	(11,210,998)

Net income (loss)	-	-	-	-	7,194	(1,864,624)	(1,857,430)

Change in shares subject to redemption	-	-	-	-	(7,194)	-	(7,194)

Balance at 12/31/2020	632,500	63	5,031,250	503	-	(16,194,560)	(16,193,994)
Change in shares subject to redemption	-	-	-	-	(21,546)	-	(21,546)
Net income (loss)	-	-	-	-	21,546	3,118,372	3,139,918
Balance at 6/30/2021	632,500	63	5,031,250	503	-	(13,076,188)	(13,075,622)

FOR THE PERIOD FROM APRIL 27, 2020 (INCEPTION) THROUGH JUNE 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, April 27, 2020 (Inception)	-	$-	-	$-	$-	$-	$-

Sale of Class B common stock to Sponsor	-	-	5,750,000	575	24,425	-	25,000

Net income (loss)	-	-		-	-	-	-
Balance at 6/30/2020	-	-	5,750,000	575	24,425	-	25,000

The accompanying notes are an integral part of these financial statements.

DELWINDS INSURANCE ACQUISITION CORPORATION
STATEMENT OF CASH FLOWS

PERIOD FROM JANUARY 1, 2021 THROUGH JUNE 30, 2021 AND APRIL 27, 2020 (INCEPTION)
THROUGH JUNE 30, 2020

	June 30,	June 30,
	2021	2020

Cash flows from operating activities:
Net income	$3,139,918	-
Adjustments to reconcile net income to cash used in operating activities:
Interest earned in Trust Account	(20,496)	-
Unrealized losses on marketable securities held in Trust Account	(1,050)	-
Change in fair value of warrants	(3,535,100)	-
Changes in operating assets and liabilities
Deferred offering costs	-	(50,000)
Change in prepaid expenses	151,307	-
Change in accounts payable	12,037	50,000
Net cash used in operating activities	(253,384)	-
Cash flows from investing activities:
Investment of cash in Trust Account	-	-
Net cash used by operating activities	-	-
Cash flows from financing activities
Net cash provided by financing activities	-	-
Net change in cash	(253,384)	-
Cash at beginning of period	1,417,540	-
Cash at end of period	$1,164,156	-
Non-cash investing and financing activities:
Payment of deferred offering cost directly by Sponsor	-	(25,000)
Purchase of Class B common stock by Sponsor	-	25,000
Payment of franchise taxes	(74,386)	-
Change in value of common stock subject to redemption	21,546	-

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

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (cont.)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 8). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at a redemption value and classified as temporary equity in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined in Note 6), Placement Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimus for the period ending June 30, 2020.

Net Income Per Common Share

Basic income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Consistent with ASC 480, common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income per common share for the periods ended June 30, 2021 and 2020. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income per share includes the incremental number of shares of common stock to be issued to settle warrants and convertible debt, as calculated using the treasury method. For the periods ended June 30, 2021 and 2020, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common stock, since the exercise of the warrants and conversion of debt is contingent on the occurrence of future events. As a result, diluted income per common share is the same as basic income per common share for the period presented.

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (cont.)

A reconciliation of net income per common share as adjusted for the portion of income that is attributable to common stock subject to redemption is as follows:

	Six months ending	Beginning April 27, 2020 (inception) ending
	June 30, 2021	June 30, 2020
Net income	3,139,918	$-
Less: Income attributable to common stock subject to possible redemption	-	-
Net income available to common shares	3,139,918	$-

Basic and diluted weighted average number of Class A common shares	632,500	-

Basic and diluted income available to Class A common shares	0.55	$0.00

Basic and diluted weighted average number of Class B common shares	5,031,250	5,750,000

Basic and diluted income available to Class B common shares	0.55	$0.00

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Note 3 — Restatement of Previously Issued Financial Statements

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. The Company previously accounted for the Warrants as components of equity.

In light of the SEC Staff Statement, the Company reevaluated the accounting treatment of (i) the 10,062,500 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its initial public offering (the “IPO”) and (ii) the 316,250 redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the IPO (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”), (see Note 4, Note 5 and Note 9).

Specifically, pursuant to their terms, the exercise of the Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of the Company’s Class A shareholders. Because not all of the shareholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, management concluded that the Warrants do not meet the Accounting Standards Codification, Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC 815-40”) conditions of equity classification.

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

Note 4 — Public Offering

Pursuant to the Initial Public Offering, the Company sold 20,125,000 Units at a price of $10.00 per Unit, including the underwriter over-allotment of 2,625,000. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

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

NOTES TO FINANCIAL STATEMENTS

Note 6 — Related Party Transactions (cont.)

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

Administrative Support Agreement

The Company has agreed, commencing on the effective date of the Proposed Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. At June 30, 2021 and December 31, 2020, a total of $5,000 was recorded as Due to Sponsor on the balance sheet related to this agreement.

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

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

	June 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment in United States Treasury money market mutual funds	201,272,081	201,272,081	-	-
Liabilities:
Warrant Liability	7,475,863	7,245,000	230,863	-

	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments in United States treasury obligations held in Trust Account	$44,993,700	$44,993,700	$-	$-
Investment in United States Treasury money market mutual funds	156,256,835	156,256,835
Total	$201,250,535	$201,250,535	$-	$-
Liabilities:
Warrant Liability	14,804,242	-	-	14,804,242

Warrant Liability

The Warrants are accounted for as derivative liabilities in accordance with ASC 815-40 and are presented within warrant liability on the Company’s balance sheet. The warrant liability is measured at fair value at inception and on a recurring basis, with any subsequent changes in fair value presented within change in fair value of warrant liability in the Company’s statement of operations.

Initial Measurement and Subsequent Measurement

The Company established the initial fair value for the Warrants on December 15, 2020, the date of the closing of the Initial Public Offering, and subsequent fair values as of June 30, 2021 and December 31, 2020. The Public Warrants and Private Placement Warrants are measured at fair value on a recurring basis, using an Options Pricing Model (the “OPM”). The Company allocated the proceeds received from (i) the sale of Units in the IPO (which is inclusive of one share of Class A common stock and one-third of one Public Warrant), (ii) the sale of the Private Placement Units (which is inclusive of one share of Class A common stock and one-third of one Private Placement Warrant), and (iii) the issuance of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption. The Warrants were classified as Level 3 at the initial measurement date and as of December 31, 2020 due to the use of unobservable inputs. As of June 30, 2021, the Warrants were reclassified to Level 1, for the public warrants, and Level 2, for the private warrants, due to the use of observable inputs,

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 8 — Fair Value Measurements (cont.)

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

The following table provides quantitative information regarding Level 3 fair value measurements:

	December 15, 2020 (Initial Measurement)	December 31, 2020
Risk-free interest rate	0.57%	0.58%
Expected term (years)	6.55	6.49
Expected volatility	16.1%	16.3%
Exercise price	$11.50	$11.50
Stock price	$9.50	$9.50
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liability:

	Private Placement	Public	Warrant Liability
Fair value as of April 27, 2020	$—	$—	$—
Initial measurement on December 15, 2020	316,250	10,062,500	10,378,750
Change in valuation inputs or other assumptions(1)	28,463	603,750	632,213
Fair value as of December 31, 2020	$344,713	$10,666,250	$11,010,963
Change in valuation inputs or other assumptions(1)	(113,850)	(3,421,250)	(3,535,100)
Fair value as of June 30, 2021	$230,863	$7,245,000	$7,475,863

(1)	Changes in valuation inputs or other assumptions are recognized in Change in fair value of warrant liability in the statement of operations.

Note 9 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 9 — Stockholder’s Equity (cont.)

Common Stock

Class A Common Stock — The Company is authorized to issue 43,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021, there were 632,500 shares of Class A common stock issued and outstanding (excluding 20,125,000 shares of common stock subject to possible redemption).

Class B Common Stock — The Company is authorized to issue 7,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2021, there were 5,031,250 shares of Class B common stock issued and outstanding.

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

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 10 — Income Tax

The Company’s net deferred tax assets are as follows:

June 30,
2021
Deferred tax asset (liability)
Mark-to-market adjustments and offering cost on warrants	(466,000)
Net operating loss carryforward	91,000
Valuation allowance	375,000
Deferred tax (liability) asset	$-

The income tax provision consists of the following:

June 30, 2021
Federal
Current	$-
Deferred	(750,000)
State	-
Current	-
Deferred	-
Change in valuation allowance	750,000
Income tax provision expense	$-

A reconciliation of the federal income tax rate to the Company’s effective tax rate at June 30, 2021 is as follows:

2021
Statutory federal income tax rate	21%
State taxes, net of federal tax benefit	0%
Valuation allowance	(21)%
Income tax provision expense	0%

As of June 30, 2021, the Company had $91,000 in net operating loss carryforwards available to offset future taxable income.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to August 10, 2021, the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

As indicated in the accompanying financial statements, at June 30, 2021 and December 31, 2020, we had $1,164,156 and $1,417,540 in cash outside of the trust account, respectively. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

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

For the three and six months ended June 30, 2021, we had net income (loss) of $(1,857,430) and $3,139,918, which consists of change in fair value of warrant liability of $(1,661,506) and 3,535,100, operating costs of $203,118 and $416,728 offset by interest income of $7,194 and 20,496, and an unrealized gain on marketable securities of $0 and $1,050.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only sources of liquidity were an initial purchase of founder shares for $25,000 by the Sponsor, and a total of $141,134 of loans from our Sponsor under an unsecured promissory note. As of December 31, 2020, the amounts borrowed under the promissory note have been repaid in full.

On December 15, 2020, we consummated our Initial Public Offering in which we sold 20,125,000 Units at a price of $10.00 per Unit generating gross proceeds of $201,250,000 before underwriting fees and expenses. Our Sponsor purchased 632,500 Placement Units at a price of $10.00 per Placement Unit generating gross proceeds of $6,325,000 in a private placement that occurred simultaneously with the Initial Public Offering.

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

As of June 30, 2021 and December 31, 2020, we have available to us $1,164,156 and $1,417,540 of cash on our balance sheet. We will use these funds primarily to evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. As of June 30, 2021, we also had $22,081 in interest income available from our investments in our trust account to pay for our tax obligations. During the period ended June 30, 2021, we did not withdraw funds from the trust account to pay its tax obligations.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

In December 2020, the Company entered into an Administrative Services Agreement pursuant to which it pays its Sponsor, an affiliate of our Executive Chairman and our Chief Executive Officer, a total of $10,000 per month for office space, utilities and secretarial support. During the three and six months ending June 30, 2021, we paid $30,000 and $60,000 to our Sponsor pursuant to this agreement. Upon completion of our initial business combination or liquidation, we will cease paying these monthly fees.

At June 30, 2021, we did not have any capital lease obligations or operating lease obligations.

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

Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Consistent with ASC 480, common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income (loss) per common share for the period ending June 30, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income (loss) per share includes the incremental number of shares of common stock to be issued to settle warrants, as calculated using the treasury method. For the period ended June 30, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common stock, since the exercise of the warrants is contingent on the occurrence of future events. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the period presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective at providing the reasonable assurance level as of June 30, 2021 due to the material weakness described in Item 9A of Amendment No. 1 to the Annual Report on Form 10-K filed with the SEC on May 17, 2021. Management plans to implement additional controls designed to remediate this material weakness; however, these controls have not operated effectively over a sufficient period of time in order to conclude that the material weakness has been fully remediated.

Notwithstanding the identified material weakness and management’s assessment that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2021, management believes that the interim consolidated financial statements and footnote disclosures included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, cash flows and disclosures as of and for the periods presented in accordance with generally accepted accounting principles.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELWINDS INSURANCE ACQUISITION CORP.

Date: August 16, 2021	/s/ Andrew Poole
	Name:	Andrew Poole
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 16, 2021	/s/ Bryce Quin
	Name:	Bryce Quin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)