Form 10-Q
period 2021-09-30
Delwinds Insurance Acquisition Corp.
filed 2021-11-15
CIK 1812360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, there were 20,757,500 shares of Class A common stock, par value $0.0001 per share (“Class A Common stock”) and 5,031,250 shares of the Company’s Class B common stock, par value $0.0001 per share (“Class B Common stock”), of the registrant issued and outstanding.

INDEX TO FINANCIAL STATEMENTS

Delwinds Insurance Acquisition Corporation

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited):
	Balance Sheets as of September 30, 2021 and December 31, 2020	1
	Statements of Operations for the Three Months Ended September 30, 2021 and 2020, the Nine Months Ended September 30, 2021 and the period from April 27, 2020 (inception) through September 30, 2020	2
	Statements of Changes in Stockholders’ Equity for the period from January 1, 2021 through September 30, 2021 and the period from April 27, 2020 (inception) through September 30, 2020	3
	Statements of Cash Flows for the Nine Months Ended September 30, 2021 and from April 27, 2020 (inception) through September 30, 2020	4
	Notes to Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	23

i

DELWINDS INSURANCE ACQUISITION CORPORATION
UNAUDITED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

	September 30, 2021	December 31, 2020 (audited)
ASSETS
Cash	$1,009,526	$1,417,540
Prepaid expenses	236,503	471,561
Total current assets	1,246,029	1,889,101
Investments and cash held in trust account	201,274,672	201,250,535
Total assets	$202,520,701	$203,139,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$159,102	$23,382
Due to sponsor	5,000	5,000
Total current liabilities	164,102	141,134
Deferred underwriting commission	7,043,750	7,043,750
Warrant liability	6,749,350	11,010,963
Total liabilities	13,957,202	18,083,095

Commitments and Contingencies:

Common stock subject to possible redemption; $0.0001 par value; 20,125,000 shares (at redemption value of approximately $10.00 per share) as of September 30, 2021 and December 31, 2020	201,274,672	201,250,535
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Class A common stock, $0.0001 par value, 43,000,000 shares authorized, 632,500 issued and outstanding (excluding 20,125,000 shares subject to possible redemption) as of September 30, 2021 and December 31, 2020	63	63
Class B common stock, $0.0001 par value, 7,000,000 shares authorized, 5,031,250 shares issued and outstanding as of September 30, 2021 and December 31, 2020	503	503
Additional paid-in-capital	-	-
Accumulated deficit	(12,711,739)	(16,194,560)
Total stockholders’ equity	(12,711,173)	(16,193,994)
Total liabilities and stockholders’ equity	$202,520,701	$203,139,636

The accompanying notes are an integral part of these financial statements.

DELWINDS INSURANCE ACQUISITION CORPORATION
UNAUDITED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended	Period from April 27, 2020 (inception) ended
	September 30,		September 30,
	2021	2020	2021	2020

General, administrative expense, and offering costs	362,063	-	778,791	-
Loss from operations	(362,063)	-	(778,791)	-
Other income (expense)
Interest income	2,590	-	23,086	-
Unrealized gain on marketable securities	-	-	1,050	-
Change in fair value of warrant liability	726,513	-	4,261,613	-
Net income (loss)	$367,040	-	3,506,958	-
Weighted average shares outstanding of Class A common stock:
Basic and diluted	632,500	-	632,500	-
Net income (loss) per common share, Class A common stock:
Basic and diluted	$0.06	0.00	0.62	0.00
Weighted average shares outstanding of Class B common stock:
Basic and diluted	5,031,250	5,750,000	5,031,250	5,750,000
Net income (loss) per common share, Class B common stock:
Basic and diluted	$0.06	0.00	0.62	0.00

(1)	Excludes an aggregate of 20,125,000 and 0 Class A common shares subject to possible redemption at September 30, 2021 and 2020, respectively.

The accompanying notes are an integral part of these financial statements.

DELWINDS INSURANCE ACQUISITION CORPORATION
UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 2021 THROUGH SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2021	632,500	$63	5,031,250	$503	$-	$(16,194,560)	$(16,193,994)

Net income (loss)	-	-	-	-	14,352	4,982,996	4,997,348

Change in shares subject to redemption	-	-	-	-	(14,352)	-	(14,352)

Balance at March 31, 2021	632,500	$63	5,031,250	$503	$-	$(11,211,564)	$(11,210,998)

Net income (loss)	-	-	-	-	7,194	(1,864,624)	(1,857,430)

Change in shares subject to redemption	-	-	-	-	(7,194)	-	(7,194)

Balance at 6/30/2021	632,500	$63	5,031,250	$503	$-	$(13,076,188)	$(13,075,622)

Net income (loss)	-	-	-	-	2,590	364,449	367,039

Change in shares subject to redemption	-	-	-	-	(2,590)	-	(2,590)
Balance at 9/30/2021	632,500	$63	5,031,250	$503	$-	$(12,711,739)	$(12,711,173)

FOR THE PERIOD FROM APRIL 27, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, April 27, 2020 (Inception)	-	$-	-	$-	$-	$-	$-

Sale of Class B common stock to Sponsor	-	-	5,750,000	575	24,425	-	25,000

Net income (loss)	-	-		-	-	-	-
Balance at 6/30/2020	-	$-	5,750,000	$575	$24,425	$-	$25,000

Net income (loss)	-	-	-	-	$-	-	-
Balance at 9/30/2020	-	$-	5,750,000	$575	$24,425	$-	$25,000

The accompanying notes are an integral part of these financial statements.

DELWINDS INSURANCE ACQUISITION CORPORATION
UNAUDITED STATEMENTS OF CASH FLOWS

	For the Nine Months ending	Period from April 27, 2020 (inception) through
	September 30,	September 30,
	2021	2020

Cash flows from operating activities:
Net income	$3,506,958	$-
Adjustments to reconcile net income to cash used in operating activities:
Interest earned	(23,086)	-
Unrealized gain on marketable securities	(1,050)	-
Change in fair value of warrant liability	(4,261,613)	-
Changes in operating assets and liabilities
Deferred offering costs	-	(50,000)
Change in prepaid expenses	235,058	-
Change in accounts payable	135,719	50,000
Net cash used in operating activities	(408,014)	-
Cash flows from investing activities:
Investment of cash in Trust Account	-	-
Net cash used by operating activities	-	-
Cash flows from financing activities:
Net cash provided by financing activities	-	-
Net change in cash	(408,014)	-
Cash at beginning of period	1,417,540	-
Cash at end of period	$1,009,526	$-
Non-cash investing and financing activities:
Payment of deferred offering cost directly by Sponsor	-	(116,134)
Purchase of Class B common stock by Sponsor	-	25,000
Payment of franchise taxes	(74,386)	-
Change in value of common stock subject to redemption	24,136	-
Increase in notes payable from Sponsor	-	91,134

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

All activity through December 15, 2020 related to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. Since the Public Offering, the Company’s activities have been limited to the evaluation of business combination candidates, and the Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the trust account. The Company is incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses. The Company also recognizes changes in the fair value of warrant liability as other income (expense). The Company has selected December 31 as its fiscal year end.

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

Risks and Uncertainties

Management has evaluated the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimus for the period ending September 30, 2021. As of September 30, 2021, the Company had $166,000 in net operating loss carryforwards available to offset future taxable income.

Net Income Per Common Share

Basic income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Consistent with ASC 480, common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income per common share for the periods ended September 30, 2021 and 2020. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income per share includes the incremental number of shares of common stock to be issued to settle warrants and convertible debt, as calculated using the treasury method. For the periods ended September 30, 2021 and 2020, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common stock, since the exercise of the warrants and conversion of debt is contingent on the occurrence of future events. As a result, diluted income per common share is the same as basic income per common share for the period presented.

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (cont.)

A reconciliation of net income per common share as adjusted for the portion of income that is attributable to common stock subject to redemption is as follows:

	Three months ending	Three months ending	Nine months ending	Period from April 27, 2020 (inception) through
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income	$367,040	$-	$3,506,958	$-
Less: Income attributable to common stock subject to possible redemption	-	-	-	-
Net income available to common shares	$367,040	$-	$3,506,958	$-

Basic and diluted weighted average number of Class A common shares	632,500	-	632,500	-

Basic and diluted income available to Class A common shares	$0.06	$0.00	$0.62	$0.00

Basic and diluted weighted average number of Class B common shares	5,031,250	5,750,000	5,031,250	5,750,000

Basic and diluted income available to Class B common shares	$0.06	$0.00	$0.62	$0.00

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Related Party Loans

On May 29, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note is non-interest bearing and payable on the earlier of December 31, 2020 or the completion of the Public Offering. On December 29, 2020, the Company repaid in full $141,134 of borrowings outstanding under the Promissory Note.

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

Administrative Support Agreement

The Company has agreed, commencing on the effective date of the Proposed Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. At September 30, 2021 and December 31, 2020, a total of $5,000 was recorded as Due to Sponsor on the balance sheet related to this agreement.

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

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

	September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment in United States Treasury money market mutual funds	201,274,672	201,274,672	-	-
Liabilities:
Warrant Liability	6,749,350	6,540,625	208,725	-

	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments in United States treasury obligations held in Trust Account	$44,993,700	$44,993,700	$-	$-
Investment in United States Treasury money market mutual funds	156,256,835	156,256,835
Total	$201,250,535	$201,250,535	$-	$-
Liabilities:
Warrant Liability	14,804,242	-	-	14,804,242

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

Initial Measurement and Subsequent Measurement

The Company established the initial fair value for the Warrants on December 15, 2020, the date of the closing of the Initial Public Offering, and subsequent fair values as of September 30, 2021 and December 31, 2020. The Public Warrants and Private Placement Warrants are measured at fair value on a recurring basis, using an Options Pricing Model (the “OPM”). The Company allocated the proceeds received from (i) the sale of Units in the IPO (which is inclusive of one share of Class A common stock and one-third of one Public Warrant), (ii) the sale of the Private Placement Units (which is inclusive of one share of Class A common stock and one-third of one Private Placement Warrant), and (iii) the issuance of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption. The Warrants were classified as Level 3 at the initial measurement date and as of December 31, 2020 due to the use of unobservable inputs. As of September 30, 2021, the Warrants were reclassified to Level 1, for the public warrants, and Level 2, for the private warrants, due to the use of observable inputs,

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 8 — Fair Value Measurements (cont.)

The Company utilizes the OPM to value the Warrants at each reporting period, with any subsequent changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability at December 15, 2020 and December 31, 2020 was determined using Level 3 inputs. Evaluations subsequent to December 31, 2020 have been determined using OPM, a Level 1 and 2 input. Inherent in the OPM are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares of common stock based on historical volatility that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The aforementioned warrant liability is not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements:

	December 15, 2020 (Initial Measurement)	December 31, 2020
Risk-free interest rate	0.57%	0.58%
Expected term (years)	6.55	6.49
Expected volatility	16.1%	16.3%
Exercise price	$11.50	$11.50
Stock price	$9.50	$9.50
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liability:

	Private Placement	Public	Warrant Liability
Fair value as of April 27, 2020	$—	$—	$—
Initial measurement on December 15, 2020	316,250	10,062,500	10,378,750
Change in valuation inputs or other assumptions(1)	28,463	603,750	632,213
Fair value as of December 31, 2020	$344,713	$10,666,250	$11,010,963
Change in valuation inputs or other assumptions(1)	(113,850)	(3,421,250)	(3,535,100)
Fair value as of June 30, 2021	$230,863	$7,245,000	$7,475,863
Change in valuation inputs or other assumptions(1)	(22,138)	(704,375)	(726,513)
Fair value as of September 30, 2021	$208,725	$6,540,625	$6,749,350

(1)	Changes in valuation inputs or other assumptions are recognized in Change in fair value of warrant liability in the statement of operations.

Note 9 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 9 — Stockholder’s Equity (cont.)

Common Stock

Class A Common Stock — The Company is authorized to issue 43,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021, there were 632,500 shares of Class A common stock issued and outstanding (excluding 20,125,000 shares of common stock subject to possible redemption).

Class B Common Stock — The Company is authorized to issue 7,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2021, there were 5,031,250 shares of Class B common stock issued and outstanding.

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

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 9 — Stockholder’s Equity (cont.)

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the foregoing, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

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

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 10 — Income Tax

The Company’s net deferred tax assets are as follows:

September 30,
2021
Deferred tax asset (liability)
Net operating loss carryforward	166,000
Valuation allowance	(166,000)
Deferred tax asset	$-

The income tax provision consists of the following:

For the Nine Months Ending September 30, 2021
Federal
Current	$-
Deferred	(158,000)
State	-
Current	-
Deferred	-
Change in valuation allowance	158,000
Income tax provision expense	$-

A reconciliation of the federal income tax rate to the Company’s effective tax rate at September 30, 2021 is as follows:

2021
Statutory federal income tax rate	21%
State taxes, net of federal tax benefit	0%
Permanent differences	(26)%
Valuation allowance	5%
Income tax provision expense	0%

As of September 30, 2021, the Company had $166,000 in net operating loss carryforwards available to offset future taxable income.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to November 15, 2021, the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

As indicated in the accompanying financial statements, at September 30, 2021 and December 31, 2020, we had $1,009,526 and $1,417,540 in cash outside of the trust account, respectively. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

Our entire activity through December 15, 2020, consisted of formation and preparation for our initial public offering. Since the initial public offering, our activity has been limited to the evaluation of business combination candidates, and we have not and will not be generating any operating revenues until the closing of our initial business combination. We generate non-operating income in the form of interest on marketable securities held in the trust account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combinations. In addition, we recognize non-cash gains related to the changes in recurring fair value measurement of our warrant liability at each reporting period.

For the three and nine months ended September 30, 2021, we had net income of $367,040 and $3,139,918, which consists of change in fair value of warrant liability of $726,513 and 4,261,613, operating costs of $362,063 and $778,791 offset by interest income of $2,590 and 23,086, and an unrealized gain on marketable securities of $0 and $1,050.

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

As of September 30, 2021 and December 31, 2020, we have available to us $1,009,526 and $1,417,540 of cash on our balance sheet. We will use these funds primarily to evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. As of September 30, 2021, we also had $24,671 in interest income available from our investments in our trust account to pay for our tax obligations. During the period ended September 30, 2021, we did not withdraw funds from the trust account to pay our tax obligations.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Placement Units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

Contractual Obligations

In December 2020, the Company entered into an Administrative Services Agreement pursuant to which it pays its Sponsor, an affiliate of our Executive Chairman and our Chief Executive Officer, a total of $10,000 per month for office space, utilities and secretarial support. During the three and nine months ending September 30, 2021, we paid $30,000 and $90,000 to our Sponsor pursuant to this agreement. Upon completion of our initial business combination or liquidation, we will cease paying these monthly fees.

At September 30, 2021, we did not have any capital lease obligations or operating lease obligations.

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

Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Consistent with ASC 480, common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income (loss) per common share for the period ending September 30, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income (loss) per share includes the incremental number of shares of common stock to be issued to settle warrants, as calculated using the treasury method. For the period ended September 30, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common stock, since the exercise of the warrants is contingent on the occurrence of future events. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the period presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective at providing the reasonable assurance level as of September 30, 2021 due to the material weakness described in Item 9A of Amendment No. 1 to the Annual Report on Form 10-K filed with the SEC on May 17, 2021. Management plans to implement additional controls designed to remediate this material weakness; however, these controls have not operated effectively over a sufficient period of time in order to conclude that the material weakness has been fully remediated.

Notwithstanding the identified material weakness and management’s assessment that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2021, management believes that the interim consolidated financial statements and footnote disclosures included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, cash flows and disclosures as of and for the periods presented in accordance with generally accepted accounting principles.

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

DELWINDS INSURANCE ACQUISITION CORP.

Date: November 15, 2021	/s/ Andrew Poole
	Name:	Andrew Poole
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 15, 2021	/s/ Bryce Quin
	Name:	Bryce Quin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)