Form 10-K
period 2021-12-31
Delwinds Insurance Acquisition Corp.
filed 2022-03-07
CIK 1812360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2021, as reported on The New York Stock Exchange, was $197,023,750.

As of March 7, 2022, there were 20,757,500 shares of Class A common stock, par value $0.0001 per share and 5,031,250 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

Unless otherwise stated in this Report, references to:

●	“2020 10-K Amendment” are to Amendment No. 1 to the Annual Report on Form 10-K/A of the Company for the fiscal year ended December 31, 2020;

●	“Backstop Subscription Agreements” are to the certain agreements entered into between the Company and the Backstop Investors (as defined below) in connection with the FOXO Transaction (as defined below);

●	“Backstop Investors” are to Andrew J. Poole, our Chairman and Chief Executive Officer, and The Gray Insurance Company, which is an affiliate of certain of our officers and directors;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Cantor” are to CF Principal Investments LLC, a Delaware limited liability company;

●	“Class A common stock” are to the Class A common stock of the Company, par value $0.0001;

●	“Class B common stock” are to the Class B common stock of the Company, par value $0.0001;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below);

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“executive advisors” are to the persons referenced as executive advisors throughout this Report;

●	“FASB” are to the Financial Accounting Standards Board;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issuable upon the conversion thereof as provided herein;

●	“FOXO” are to FOXO Technologies Inc., a Delaware corporation;

●	“FOXO Registration Statement ” are to the registration statement on Form S-4 to be filed by the Company in relation to the FOXO Transaction;

●	“FOXO Transaction” are to the transactions contemplated by the FOXO Transaction Agreement (as defined below);

●	“FOXO Transaction Agreement” are to the definitive agreement and Plan of Merger, dated as of February 24, 2022, we entered into with FOXO and certain other parties;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Grant Thornton” are to Grant Thornton LLP, our independent registered accounting firm;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on December 15, 2020;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“NYSE” are to the New York Stock Exchange;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“placement units” are to the units purchased by our sponsor in the private placement, each placement unit consisting of one placement share and one-half of one placement warrant;

●	“placement shares” are to the shares of our Class A common stock included within the placement units;

●	“placement warrants” are to the warrants included within the placement units;

●	“private placement” are to the private placement of 632,500 placement units at a price of $10.00 per unit, for an aggregate purchase price of $6,325,000, which occurred simultaneously with the completion of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market, including warrants that may be acquired by our sponsor or its affiliates in our initial public offering or thereafter in the open market) and to any placement warrants sold as part of the placement units or warrants issued upon conversion of working capital loans in each case that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“Promissory Note” are to the promissory note we issued on February 23, 2022 to our sponsor.

●	“Purchase Agreement” are to the Common Stock Purchase Agreement, dated February 24, 2022, we entered into with Cantor in connection with the FOXO Transaction;

●	“Registration Statement” are to the Form S-1 filed with the SEC on September 11, 2020 (File No. 333-248753), as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“SEC Staff” are to the staff of the SEC;

●	“SEC Staff Statement” are to the public statement issued on April 12, 2021 by the SEC Staff entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies”;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“sponsor” are to DIAC Sponsor LLC, a Delaware limited liability company, which is an affiliate of our Chief Executive Officer and Chairman;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the placement warrants to the extent they are no longer held by the initial purchasers of the placement units or their permitted transferees;

●	“trust account” are to the U.S.-based trust account in which an amount of $201,250,000 from the net proceeds of the sale of the units (as defined below) in the initial public offering and private placement units was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one half of one warrant; and

●	“we,” “us,” “Company” or “our Company” are to Delwinds Insurance Acquisition Corp., a Delaware corporation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

v

PART I

Item 1. Business.

Overview

We are a blank check company formed as a Delaware corporation for the purpose of effecting an initial business combination. While our efforts to identify a target business may span many industries and regions worldwide, since our initial public offering, we have focused our search for prospects within the insurance industry as described below. Our ability to locate a potential target is subject to the uncertainties discussed elsewhere in this Report.

Initial Public Offering

On December 15, 2020, we consummated our initial public offering of 20,125,000 units. Each unit consists of one share of Class A common stock, and one-half of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $201,250,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 632,500 units to our sponsor, DIAC Sponsor LLC, at a purchase price of $10.00 per private placement unit, generating gross proceeds of $6,325,000.

A total of $201,250,000, comprised of $197,225,000 of the proceeds from the initial public offering (which amount includes $7,043,750 of the underwriter’s deferred discount) and $4,025,000 of the proceeds of the sale of the private placement units, was placed in the trust account maintained by Continental, acting as trustee.

Our management team is led by Andrew J. Poole, our Chief Executive Officer and Chairman, and Bryce Quin, our Chief Financial Officer, who have many years of experience investing in ventures and building companies with operations. We must complete our initial business combination by June 15, 2022, 18 months from the closing of the initial public offering. If our initial business combination is not consummated by June 15, 2022, then our existence will terminate, and we will distribute all amounts in the trust account.

FOXO Transaction

On February 24, 2022, we entered into the FOXO Transaction Agreement with FOXO and certain other parties. Pursuant to the FOXO Transaction Agreement, subject to the terms and conditions set forth therein, a Delaware subsidiary of our Company will merge with and into FOXO, with FOXO surviving the merger as a wholly-owned subsidiary of our Company.

In connection with the FOXO Transaction Agreement, we entered into several ancillary agreements, including:

●	the Purchase Agreement with Cantor. Pursuant to the Purchase Agreement, the Combined Company (as defined therein) after the closing of the FOXO Transaction Agreement has the right from time to time to sell to Cantor up to $40 million in shares of its Class A common stock, subject to certain limitations and conditions set forth in the Purchase Agreement, including, without limitation, the effectiveness of a registration statement covering the shares. As consideration for Cantor’s commitment to purchase the shares of Class A Common Stock, we will issue $1,600,000 of our Class A common stock to Cantor after the consummation of the Merger (as defined therein). We will reimburse up to $75,000 of Cantor’s legal fees and $25,000 per fiscal quarter in connection with Cantor’s ongoing diligence.

the Backstop Subscription Agreements with the Backstop Investors, pursuant to which, in the event that, at the Closing (as defined in the FOXO Transaction Agreement), we have cash or cash equivalents of less than $10,000,000, the Backstop Investors will subscribe for up to 1,000,000 shares of our Class A common stock, subject to certain limitations and conditions set forth therein.

In connection with the proposed FOXO Transaction, we will file the FOXO Registration Statement, which will include a (i) prospectus with respect to our securities to be issued in connection with the FOXO Transaction and (ii) proxy statement, to be used at the meeting of our stockholders to approve the proposed merger and related matters. You should review both the FOXO Registration Statement and FOXO Proxy Statement, any amendments thereto, and other relevant documents that will be filed with the SEC for additional information regarding the FOXO Transaction Agreement, the FOXO Transaction and FOXO, including the risks and uncertainties regarding the FOXO Transaction and FOXO’s business.

The foregoing descriptions of the FOXO Transaction Agreement and Purchase Agreement are subject to and qualified in their entirety by reference to the full text of the FOXO Transaction Agreement, Purchase Agreement and Backstop Subscription Agreements, copies of which are attached as exhibits to the Report. Other than as specifically discussed, this Report does not give effect to the proposed FOXO Transaction.

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

We broadly define the insurance sector to include, but not be limited to:

●	Insurance technology, or insurtech, companies focused on utilizing technology across the insurance value chain. These companies may include, but are not limited to, insurtech companies focused on accessing underpenetrated markets, improving insurance operational efficiencies, risk selection processes and claims processes by utilizing innovative technologies to broadly improve the sector;

●	Insurance carriers, including property-casualty, life, health, title, mortgage and reinsurance;

●	Insurance distribution companies, including retail agents, insurance brokers, managing general agents, managing general underwriters and other insurance intermediaries; and

●	Industry service providers, including claims or medical cost management, software, data and technology providers.

We believe that the insurance sector is highly fragmented presenting us with a number of value creation opportunities. We believe we are positioned to provide growth capital to these companies to take advantage of rapidly improving market conditions. Our growth equity and expertise also provide a solution for industry participants positioned to capitalize on a confluence of industry-specific factors contributing to financial and operational pressures in the sector. Our differentiated capital solution for the insurance sector positions us to meet emerging trends including:

●	Onset of insurtech and traditional companies harnessing software alongside other forms of technology and driving an increased importance of data including:

●	Greater focus on how data improves segmentation, pricing and reserving generally;

●	The internet of things (“IOT”) driving the ability to analyze real-time risk taking behavior at home, on the road and at work potentially driving loss ratios lower over time;

●	Utilizing artificial intelligence (“AI”) to process claims and back office tasks with lower costs; and

●	Opening up new industry distribution processes and avenues affecting brokers, agents and underwriters;

●	Emergence of a hard commercial underwriting market which will drive outsized, and in some cases, extreme growth for companies providing or underwriting commercial products who have access to capital over the next few years;

●	Recent catastrophic events including losses associated with COVID-19, arguably the largest loss to the insurance and insurtech sector in history, leading to meaningful balance sheet stress and demonstrating the importance of technology to operational excellence;

●	Low interest rate environment, negatively impacting returns on invested capital and driving the need for enhanced underwriting profits;

●	Increasing competition, often from larger entities, decreasing underwriting margins and limiting revenue growth;

●	Weakening of balance sheets in part driven by years of deteriorating industry results and (social) inflation worries resulting in lower distributions to owners;

●	Alternative capital continuing to permeate the industry disintermediating portions of the underwriting apparatus;

●	Expensive intermediary structure facing pressure to remain competitive; and

●	Broker consolidation driving further economics away from underwriters.

Our Management Team

Our management team is led by Andrew J. Poole, our Chief Executive Officer and Chairman of our board of directors, and is supported by our Chief Financial Officer and our accomplished board of directors who are recognized experts in the insurance sector. Mr. Poole’s career has been centered on generating attractive risk-adjusted returns as a manager of capital at various hedge funds with a focus, in part, on analyzing and valuing the entire capital structure of public insurance companies. He has over 18 years of diversified investment experience and possesses an in depth understanding of insurance markets, financial markets and economics. Mr. Poole was the Chief Investment Officer of Tiberius Acquisition Corporation (Nasdaq: TIBR), or Tiberius, a blank check company which went public in March 2018 with $174.225 million held in trust and which consummated its initial business combination with International General Insurance Holdings Ltd. (Nasdaq: IGIC), or IGI, an international specialty insurance and reinsurance group registered in Bermuda, in March 2020, on the day after the CBOE Volatility Index, or VIX, (which tracks the 30-day implied volatility of the S&P 500) closed at a record high. Upon the closing of Tiberius’ business combination, Mr. Poole joined the board of IGI. Concurrently, he was and remains an investment consultant at The Gray Insurance Company. Mr. Poole’s most recent role prior to joining Tiberius and The Gray Insurance Company was as a Partner and Portfolio Manager at Scoria Capital Partners, LP, a long/short equity hedge fund, where he managed a portion of the firm’s capital including insurance sector investments. Prior to Scoria, Mr. Poole held various positions at Diamondback Capital Management (including Portfolio Manager) and SAC Capital, both multi-strategy multi-manager cross capital structure long/short hedge funds. Mr. Poole started his career at Swiss Re (SIX: SREN) working in facultative property placements and was previously on the board of Family Security, a personal lines insurance company, prior to the sale of the company to United Insurance Holdings Corporation (Nasdaq: UIHC).

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

Acquisition Criteria

Our intent is to seek potential target businesses globally. The maturity and judgment of our management team and executive advisors will guide our acquisition process. When potential targets are being evaluated, we have used and will continue to use the following, non-exclusive criteria listed below for determining opportunities. We will use these criteria when evaluating business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet all or some of these criteria:

●	Businesses that will offer the most attractive risk-adjusted returns for our warrant holders and stockholders;

●	Businesses that are leading underwriting and claims innovation and opening up new distribution processes in their respective markets through an increased deployment of data and new technologies including IOT and AI while partnering with thought leaders to enhance their operational goals;

●	Businesses that have market leadership positions in their respective segment of the insurance sector and would benefit from our extensive networks, insights and ability to enhance stockholder value going forward;

●	Businesses that provide or underwrite products, content or services, with the potential for meaningful benefits and growth going forward from the hard commercial market;

●	Businesses that are fundamentally sound but are underperforming their potential, can benefit from our ability to enhance stockholder value, and offer compelling value;

●	Businesses that offer the opportunity for our management team and executive advisors to partner with target management teams or business owners to achieve long-term strategic and operational excellence; and

●	Businesses that can utilize our capital to solve for the insurance industry-specific factors described above contributing to ever increasing financial and operational pressures and opportunities driving the need for strategic alternatives and access to capital including the onset of insurtech companies harnessing software alongside other forms of technology to drive an increased importance of data.

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

While we believe that our structure and our management team’s and executive advisors’ backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, and accordingly our lack of operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of the year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s fiscal quarter.

Financial Position

With funds available for an initial business combination, currently in the amount of $194,235,174 as of December 31, 2021 (excluding deferred compensation payable to underwriters in our initial public offering), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary, in the exercise of their respective business judgement, to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We have one full time employee, a managing director, who began working with the Company in June 2021. We do not have an employment agreement with any member of our management team or any of our executive advisors.

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

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. Prior to the date of this prospectus, we will file a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a list of risks, uncertainties and other factors that could have a material effect on the Company and its business:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not obtain additional financing to complete our initial business combination or reduce number of stockholders requesting redemption;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and you may have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by its lack of an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available publically, such as FOXO, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share; and

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless; and

●	we have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

For the complete list of risks relating to our operations, see the sections titled “Risk Factors” contained in our Registration Statement and 2020 10-K Amendment. For risks relating to the FOXO Transaction Agreement, the FOXO Transaction and FOXO, see the FOXO Registration Statement and the FOXO Proxy Statement.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

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

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our units, Class A common stock and warrants are each traded on the NYSE under the symbols “DWIN.U,” “DWIN” and “DWIN.WS,” respectively. Our units commenced public trading December 11, 2020, and our Class A common stock and warrants commenced public trading separately on January 29, 2021.

(b)	Holders

On March 7, 2022, there were two (2) holders of record of our units, one (1) holder of record of our Class A common stock, one (1) holder of record of our Class B common stock and one (1) holder of record of our warrants.

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

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Delwinds Insurance Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

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

Historically, the warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of FASB Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for warrants issued on December 15, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period. We and our Audit Committee have concluded that our previously issued financial statements for the year ended December 31, 2020 should be restated because of the foregoing change and should no longer be relied upon.

Accordingly, the 2020 10-K Amendment restates our financial statements as of, and for the year ended December 31, 2020.

Overview

We are a blank check company incorporated as a Delaware corporation on April 27, 2020 and formed for the purpose of effecting an initial business combination. While our efforts to identify a target business may span many industries and regions worldwide, we have focused our search for prospects within the insurance industry. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the placement units, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to backstop agreements we may enter into), shares issued to the owners of the target, debt issued to banks or other lenders or the owners of the target, or a combination of the foregoing.

The issuance of additional shares in connection with an initial business combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors in the initial public offering, which dilution would if increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at December 31, 2021 and 2020, we had $638,228 and $1,417,540 in cash outside of the trust account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Recent Developments

On February 23, 2022, we issued the Promissory Note to our sponsor in the principal amount of up to $2,000,000. The Promissory Note was issued in connection with advances our sponsor has made, and may make in the future, to us for working capital expenses. As of March 7, 2022, we have drawn down $0 under the Promissory Note. On February 24, 2022, we entered into the FOXO Transaction Agreement with FOXO and certain other parties. Pursuant to the FOXO Transaction Agreement, subject to the terms and conditions set forth therein, a Delaware subsidiary of our Company will merge with and into FOXO, with FOXO surviving the merger as a wholly-owned subsidiary of our Company. In connection with the FOXO Transaction, we also entered into (i) the Purchase Agreement, pursuant to which, the Combined Company (as defined therein) after the closing of the FOXO Transaction Agreement has the right from time to time to sell to Cantor up to $40 million in shares of its Class A common stock subject to certain limitations and conditions set forth therein and (ii) the Backstop Subscription Agreements with the Backstop Investors, pursuant to which, in the event that, at the Closing (as defined in the FOXO Transaction Agreement), we have cash or cash equivalents of less than $10,000,000, the Backstop Investors will subscribe for up to 1,000,000 shares of our Class A common stock, subject to certain limitations and conditions set forth therein.

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

For the three months and year ended December 31, 2021, we had net income of $1,140,928 and $4,647,886, which consists of change in fair value of warrant liability of $1,660,600 and $5,922,213, operating costs of $523,924 and $1,302,715 offset by interest income of $4,252 and $27,338, and an unrealized gain on marketable securities of $0 and $1,050.

For the year ended December 31, 2020, we had a net loss of $1,784,919, which consists of changes in fair value of warrant liability of $637,111, expenses related to the issuance of public warrants of $1,114,995, operating costs of $38,246 offset by interest income of $1,585, and an unrealized loss on marketable securities held in our trust account of $1,050.

Liquidity and Capital Resources

Until the consummation of the initial public offering, our only sources of liquidity were an initial purchase of founder shares for $25,000 by our sponsor, and a total of $141,134 of loans from our sponsor under an unsecured promissory note. As of December 31, 2020, the amounts borrowed under the promissory note have been repaid in full.

On December 15, 2020, we consummated our initial public offering in which we sold 20,125,000 units at a price of $10.00 per unit generating gross proceeds of $201,250,000 before underwriting fees and expenses. The sponsor purchased 632,500 placement units at a price of $10.00 per placement unit, generating gross proceeds of $6,325,000 in a private placement that occurred simultaneously with the initial public offering.

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

As of December 31, 2021 and 2020, we had available to us $638,228 and $1,417,540 of cash on our balance sheet. We will use these funds primarily to evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. As of December 31, 2021, we also had $28,924 in interest income available from our investments in our trust account to pay for our tax obligations. During the years ended December 31, 2021 and 2020, we did not withdraw funds from the trust account to pay its tax obligations.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

At December 31, 2021 and 2020, we did not have any capital lease obligations or operating lease obligations.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Loss Per Common Share

Basic loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Consistent with ASC 480, common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the year ended December 31, 2021 and 2020. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of common stock to be issued to settle warrants, as calculated using the treasury method. For the year ended December 31, 2021 and 2020, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common stock, since the exercise of the warrants is contingent on the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

Warrant Liability

We account for our outstanding public warrants and private placement warrants in accordance with ASC 815-40, under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As both the public and private placement warrants meet the definition of a derivative under ASC 815, they are measured at fair value at inception and at each reporting date in accordance with the guidance in ASC Topic 820 “Fair Value Measurement”, with any subsequent changes in fair value recognized in the statement of operations in the period of change.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Through December 31, 2021, as our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on April 27, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the private placement units held in the trust account have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of December 31, 2021, $201,278,924 of funds in our trust account were invested in money market funds with a maturity of 185 days or less. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-18 comprising a portion of this Report, which are incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with this Report, and in light of the restatement of our financial statements for the year ended December 31, 2020, our Certifying Officers reevaluated and concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of the material weakness, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations, and cash flows for the period covered by this Report.

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

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, (as defined in Rules 13a-15(e) and 15- d-15(e) under the Exchange Act) our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective, due to the material weakness described elsewhere in this Report.

Notwithstanding this material weakness, management has concluded that our audited financial statements included in this Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

This Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Due solely to the events that led to our restatement of our financial statements in Amendment No. 1 to the Annual Report on From 10-K/A filed with the SEC on May 17, 2021, management has identified a material weakness specifically the review controls over the evaluation of complex, non-routine transactions, were not sufficient to detect the proper accounting and reporting for the public warrants and private placement warrants issued in the initial public offering and sold in the concurrent private placement.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Andrew J. Poole	41	Chief Executive Officer and Chairman of the Board of Directors
Bryce Quin	39	Chief Financial Officer and Secretary
Michael T. Gray	61	Director
Senator E. Benjamin Nelson	80	Director
Paul Britton Newhouse	69	Director
Ryan Rugg	43	Director

The experience of our directors and executive officers are as follows:

Andrew J. Poole, our Chief Executive Officer and Chairman since inception, has over 18 years of diversified investment experience. Mr. Poole was the Chief Investment Officer of Tiberius, a blank check company which went public in March 2018 with $174.225 million held in trust and which consummated its initial business combination with International General Insurance Holdings Ltd. (Nasdaq: IGIC), or “IGI”, an international specialty insurance and reinsurance group registered in Bermuda, in March 2020 under very challenging market conditions. Upon the closing of Tiberius’ business combination, Mr. Poole joined the board of IGI. Concurrently, since 2015, he has been and remains an investment consultant at The Gray Insurance Company. Mr. Poole’s most recent role prior to joining Tiberius and The Gray Insurance Company was as Partner and Portfolio Manager at Scoria Capital Partners, LP, a long/short equity hedge fund, where he managed a portion of the firm’s capital including insurance sector investments from 2013 to 2015. Prior to Scoria, Mr. Poole held various positions at Diamondback Capital Management from 2005 to 2012 (including Portfolio Manager from 2011 onwards) and SAC Capital from 2004 to 2005, both of which are multi-strategy multi-manager cross capital structure long/short hedge funds. Earlier, Mr. Poole started his career at Swiss Re (SIX: SREN) working in facultative property placements in 2003 and was on the board of Family Security, a personal lines insurance company, from 2013 to 2015 prior to the sale of the company to United Insurance Holdings Corporation (Nasdaq: UIHC). Mr. Poole is a graduate of The George Washington University. We believe Mr. Poole is qualified to serve on the board due to his background in blank check companies and investment management of insurance investments, as well as his extensive public company insurance valuation expertise, deep knowledge of, and connections in, the insurance industry and his ability to lead efforts in sourcing, assessing, closing on and enhancing shareholder value for a target company while guiding public company ongoing needs.

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

Michael T. Gray, one of our directors since December 2020, has over 30 years of leadership experience in the insurance industry. He was the Executive Chairman and Chief Executive Officer of Tiberius since its inception in 2016 and has served as a director of IGI since March 2020. He is the principal executive and President of The Gray Insurance Company. Mr. Gray became President of The Gray Insurance Company in 1996. In addition to his role at The Gray Insurance Company, Mr. Gray is Chairman of the Board of the Louisiana Insurance Guaranty Association since 2008 (and was a director since 1995), director of the American Property Casualty Insurance Association (APCI) since 2019 (and was director of the predecessor organizations American Insurance Association since 2011 and Property Casualty Insurers Association of America since 2010), director of the Tulane University Family Business Center Advisory Council since 2008 and, from 1999 to 2003, served on the board of directors of Argo Group International Holdings (NYSE:ARGO), a global property and casualty, specialty insurance, and reinsurance products provider. Mr. Gray was the Chairman of the Board of Family Security, a personal lines insurance company, in which The Gray Insurance Company held an ownership interest from 2013 to 2015. This culminated in the sale of the company, which Mr. Gray led, to United Insurance Holdings Corporation (Nasdaq: UIHC). The parent of The Gray Insurance Company, Gray & Company, has acquired or developed several businesses under Mr. Gray’s guidance, including title insurance, casualty and surety insurance, oil production and exploration facilities, technology development and real estate. Mr. Gray earned a Master of Business Administration from Tulane University and is a graduate of Southern Methodist University. In 2020, Mr. Gray completed The Presidents’ Program in Leadership at Harvard Business School. We believe Mr. Gray is qualified to serve on our board due to his background in blank check companies, leadership credentials, operational experience, deep knowledge of, and connections in, the insurance industry, and his ability to add to efforts in sourcing, assessing, closing on and enhancing shareholder value for a target company in the insurance sector.

Senator E. Benjamin Nelson, one of our directors since December 2020, is an American businessman, lawyer and politician with over 50 years of insurance, regulatory, government and leadership experience. He was a non-executive director of Tiberius since its inception. Since 2019, Senator Nelson has been Chief Executive Officer and member of the Advisory Board of Insurance Care Direct (ICD), a health and life insurance agency, and since 2016, he has been an attorney in private practice and Of Counsel at Lamson Dugan & Murray, LLP (LDM). From 2013 to 2016, Senator Nelson was Chief Executive Officer of the National Association of Insurance Commissioners (NAIC), the U.S. standard setting and regulatory support organization created and governed by the chief insurance regulators from the 50 states, the District of Columbia and five U.S territories. From 2001 to 2013, Senator Nelson served two terms representing the State of Nebraska in the U.S. Senate and was a member of the Senate Agriculture Committee and the Senate Armed Services Committee. Senator Nelson was instrumental in gaining passage of the Terrorism Risk Insurance Act (TRIA), which provided a “backstop” for catastrophic insurance losses resulting from acts of terrorism. From 1990 to 1998, Senator Nelson was Governor of Nebraska where he led the state to eight straight balanced budgets. Senator Nelson has extensive experience in the insurance sector and started his career in insurance law. In addition to his service at the NAIC, he served as Chief Executive Officer of the Central National Insurance Group and was the director of the Nebraska Department of Insurance. Currently, Senator Nelson serves on the Advisory Board of Behlen Manufacturing Corporation, a global manufacturer headquartered in Nebraska, since 2005, as well as a founding board member of the National Strategic Research Institute, a United States Strategic Command sponsored University Affiliated Research Center at the University of Nebraska focused on combating and responding to national security threats, since 2012. Senator Nelson is a graduate of the University of Nebraska where he also earned a Juris Doctorate, as well as a Masters of Arts. He also received the 2011 Distinguished Alumni Award from the University of Nebraska College of Law and an honorary doctor of letters from the University of Nebraska in 2013. We believe that Senator Nelson is qualified to serve on our board due to his leadership credentials, operational experience, deep knowledge of, and connections in, the insurance industry, extensive experience in insurance law and regulatory matters, and his ability to add to efforts in sourcing, assessing, closing on and enhancing shareholder value for a target company in the insurance sector.

Paul Britton Newhouse (“Britt”), one of our directors since December 2020, has over 40 years of insurance underwriting, brokerage, operational and public company executive leadership experience. He last served as Chairman of Guy Carpenter & Co. (NYSE: MMC), a leading global risk and reinsurance specialist subsidiary of Marsh & McLennan Companies helping clients with specialized reinsurance broking expertise, strategic advisory services, industry leading analytics and insurtech, from 2008 until 2018. Mr. Newhouse joined Guy Carpenter & Co. in 1979, in the firm’s New York Casualty Treaty Department. He served as President of the Americas broking operations and was a member of the firm’s executive committee. Previously, he headed the U.S. Eastern Region and served as the New York branch manager. In 2015, he became interim Chief Executive Officer of Guy Carpenter & Co.’s U.S. operations. Prior to joining Guy Carpenter & Co., Mr. Newhouse began his career as a marine underwriter with AIG. Currently, Mr. Newhouse is a director of insurtech companies Athenium Analytics, LLC, a risk assessment software provider, since 2019, and BuildPay, LLC, a provider of financial technology allowing insurance companies to leverage their own buying power when settling claims to reduce building time and lower costs, since 2018. Mr. Newhouse is a graduate of Windham College. We believe that Mr. Newhouse is qualified to serve on our board due to his leadership credentials, operational experience, deep knowledge of, and connections in, the insurance industry, extensive experience in insurtech, and his ability to add to efforts in sourcing, assessing, closing on and enhancing shareholder value for a target company in the insurance sector.

Ryan Rugg, one of our directors since December 2020, has over 19 years of diversified investment, banking and blockchain software experience and possesses an in depth understanding of insurance markets, financial markets and economics. In addition, Ms. Rugg is an advocate for diversity in corporate management positions and its positive correlation with company financial outperformance. Ms. Rugg currently leads IBM Blockchain Services (NYSE: IBM) where she is responsible for the consulting practice, solutions/offerings lifecycle across industry groups, and overall unit performance for the Americas. Ms. Rugg was the Global Head of Industry for R3, an enterprise blockchain software firm working with a broad ecosystem of participants across multiple industries from both the private and public sectors to develop blockchain applications on Corda, an open-source blockchain platform, and Corda Enterprise, a commercial version of Corda for enterprise usage. She was responsible for the strategic direction of R3’s key verticals and is helping industry leaders capture the full benefits of blockchain for their businesses. Ms. Rugg joined R3 in 2016 as Head of North America and in 2017 was named Global Head of Insurance, where she launched the Center of Excellence for Insurers and Reinsurers in partnership with ACORD (a non-profit, industry-owned organization that seeks to enable the success of the global insurance industry by leveraging the flow of data and information across all insurance stakeholders through relevant and timely data standards), which accelerated deployment of DLT (distributed ledger technology) solutions at scale within the financial services industry. From 2009 to 2016, she was Executive Director at Morgan Stanley (NYSE: MS) where she collaborated across multiple facets of the business to develop multi-sector investment approaches for clients which were primarily asset managers and insurers. From 2003 to 2009, Ms. Rugg worked in Fixed Income at JPMorgan Chase & Co. (NYSE: JPM). She began her career at Lehman Brothers in 2002 in Technology, experiencing first-hand the inefficiencies in the legacy infrastructure which she is now working to solve. Ms. Rugg is Chair of the Board at Harvest Home, a 501(c)(3) non-profit organization dedicated to increasing access to local, farm-fresh produce in low-income neighborhoods since 2012. Ms. Rugg is a graduate of The George Washington University. We believe that Ms. Rugg is qualified to serve on our board due to her leadership credentials, operational experience, deep knowledge of, and connections in, the insurance industry, extensive experience in insurtech, and her ability to add to efforts in sourcing, assessing, closing on and enhancing shareholder value for a target company in the insurance sector.

Executive Advisors

Dominic J. Addesso, CPA has over 40 years of insurance underwriting, brokerage, financial analysis, operational and S&P 500 public company executive leadership and governance experience. Mr. Addesso has served as the Chairman of Enact Holdings, Inc., one of the leading mortgage insurers, since its initial public offering in September 2021. Since 2020, Mr. Addesso has served as a board member and audit committee chair of Core Specialty Holdings. He has also been Non-Executive Chairman of BMS Group, or BMS, an independent global brokerage providing specialist insurance, reinsurance and capital markets advisory services since 2020. His most recent role prior to BMS was President and Chief Executive Officer of Everest Re Group, Ltd. (NYSE: RE), or Everest, a leading global provider of reinsurance and insurance, operating for close to 50 years through subsidiaries in the U.S., Europe, Singapore, Canada, Bermuda and other territories and a component of the S&P 500 index. Previously, Mr. Addesso joined the Everest board of directors and assumed the duties as President of Everest, leading group operations, after serving as Chief Financial Officer. Prior to this, Mr. Addesso held various leadership roles at Munich Re America (XETRA: MUV2), including President of US Treaty and President of Regional Clients. Mr. Addesso began his insurance career at Selective Insurance Group Inc. (Nasdaq: SIGI) and served as its Chief Financial Officer. He started his career at KPMG where he obtained a CPA designation. Mr. Addesso is a current member of the American Institute of Certified Public Accountants. Mr. Addesso is a graduate of The University of Notre Dame.

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

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee each comprised of independent directors. Subject to phase-in rules and a limited exception, NYSE rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and NYSE rules require that the compensation committee and nominating and corporate governance committee of a listed company each be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and has the compositions and responsibilities described below. The charter of each committee is available on our website at www.delwinds.com.

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

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Senator Nelson, Mr. Newhouse and Ms. Rugg serve as members of our compensation committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Senator Nelson, Mr. Newhouse and Ms. Rugg are independent and Ms. Rugg chairs the compensation committee.

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

The primary purposes of our nominating and corporate governance committee is to assist the board in:

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

The nominating and corporate governance committee is governed by a charter that complies with the rules of the NYSE.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct applicable to our officers, directors and employees. We have filed a copy of our Code of Ethics and Business Conduct and our audit and compensation committee charters as exhibits to the Registration Statement. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics and Business Conduct will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics and Business Conduct in a Current Report on Form 8-K.

Item 11. Executive Compensation.

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

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation committee.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 7, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 25,788,750 shares of our common stock, consisting of (i) 20,757,500 shares of our Class A common stock and (ii) 5,031,250 shares of our Class B common stock, issued and outstanding as of March 7, 2022. Voting power represents the combined voting power of shares of Class A common stock and shares of Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. All of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis upon consummation of our initial business combination. The table below does not include the Class A common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this Report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
DIAC Sponsor LLC (our sponsor) (1)(2)	632,500	3.05%	5,031,250	100%	21.96%
Andrew J. Poole	632,500	3.05%	5,031,250	100%	21.96%
Sen. E. Benjamin Nelson	—	—	—	—	—
Paul Britton Newhouse	—	—	—	—	—
Ryan Rugg	—	—	—	—	—
Michael T. Gray	—	—	—	—	—
Bryce Quin	—	—	—	—	—
All directors and executive officers as a group (six individuals) (2)	632,500	3.05%	5,031,250	100%	21.96%

Other 5% Stockholders
Shaolin Capital Management LLC (3)	1,349,500	6.50%	—	—	5.23%
Saba Capital Management, L.P. (4)	1,201,004	5.79%	—	—	4.66%
Adage Capital Partners, L.P. (5)	1,200,000	5.77%	—	—	4.65%

*	less than 1%

(1)	DIAC Sponsor LLC, our sponsor, is the record holder of the shares reported herein. Represents shares held by our sponsor, of which Andrew J. Poole, our Chief Executive Officer and Chairman, is the sole managing member. Each of our officers, directors, director nominees, executive advisors and Coat Tail Partners, LLC, an affiliate of Vincent J. Dowling, Jr. and affiliated entities, is or will be, directly or indirectly, a member of our sponsor. The business address of each of these entities and individuals is at One City Centre, 1021 Main Street, Suite 1960, Houston, TX 77002.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein.

(3)

According to a Schedule 13G filed with the SEC on February 10, 2022, Shaolin Capital Management LLC (“Shaolin”), a company incorporated under the laws of State of Delaware, serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd. a Cayman Islands exempted company, MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, and DS Liquid DIV RVA SCM LLC. The address of the business office of Shaolin is 7610 NE 4th Court, Suite 104 Miami FL 33138.

(4)	According to a Schedule 13G/A filed with the SEC on February 14, 2022, Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein, a U.S. citizen (together, the "Reporting Persons") are beneficial owners of the shares of Class A common stock reported. The business address for the Reporting Persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(5)	According to a Schedule 13G filed with the SEC on February 1, 2021, Adage Capital Partners, L.P. (“ACP”), Adage Capital Partners GP, L.L.C. (“ACPGP”) and Adage Capital Advisors, L.L.C. (“ACA”) and Messrs. Robert Atchinson and Philip Gross, acquired 1,200,000 shares of Class A common stock. Mr. Atchinson and Mr. Gross are the beneficial owners of ACP, ACPGP and ACA. The business address for all reporting persons is 200 Claredon Street, 52nd Floor, Boston, Massachusetts 02116.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On May 28, 2020, the sponsor purchased 5,750,000 shares of the Company’s Class B common stock for an aggregate price of $25,000. On November 30, 2020, the sponsor returned to the Company, at no cost, an aggregate of 718,750 founder shares, which the Company cancelled, resulting in an aggregate of 5,031,250 founder shares outstanding and held by the sponsor. The founder shares will automatically convert into Class A common stock upon consummation of the initial business combination on a one-for-one basis, subject to certain adjustments, as described in Note 5 of the notes to our financial statements included in this Report. The sponsor agreed to forfeit up to 562,500 founder shares to the extent that the over-allotment option was not exercised in full by the underwriters. As a result of the underwriters’ over-allotment exercise in full, no shares are currently subject to forfeiture.

Since December 2020, we have paid our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals are and will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

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

On February 23, 2022, the Company issued the Promissory Note in the principal amount of up to $2,000,000 to our sponsor. The Promissory Note was issued in connection with advances our sponsor has made, and may make in the future, to the Company for working capital expenses. As of March 7, 2022, we have drawn down $0 under the Promissory Note.

On February 24, 2022, in connection with the FOXO Transaction, we entered into the Backstop Subscription Agreements with the Backstop Investors, pursuant to which, in the event that, at the Closing (as defined in the FOXO Transaction Agreement), we have cash or cash equivalents of less than $10,000,000, the Backstop Investors will subscribe for up to 1,000,000 shares of our Class A common stock, subject to certain limitations and conditions set forth therein.

We have entered into a registration and stockholder rights agreement with respect to the private placement units, the units issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Senator Nelson, Ms. Rugg and Messrs. Grey and Newhouse are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our audit committee is entirely composed of independent directors meeting NYSE’s additional requirements applicable to members of the audit committee. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Grant Thornton, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Grant Thornton in connection with regulatory filings. The aggregate fees of Grant Thornton related to audit services in connection with our initial public offering totaled approximately $15,750 and $26,250 for the fiscal years ended December 31, 2021 and 2020, respectively. The above amounts include interim procedures and audit fees, as well as, attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2021 and 2020, we did not pay Grant Thornton any audit-related fees.

Tax Fees. We did not pay Grant Thornton for tax services, planning or advice for the years ended December 31, 2021 and 2020.

All Other Fees. We did not pay Grant Thornton for any other services for the years ended December 31, 2021 and 2020.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	F-2
Financial Statements:
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the Year Ended December 31, 2021, and the period from April 27, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Stockholders’ Equity for the period from January 1, 2021 through December 31, 2021 and the period from April 27, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the Year Ended December 31, 2021 and from April 27, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference accessed on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 10, 2020, by and among the Company, RBC Capital Markets and Cantor. (1)
2.1	Agreement and Plan of Merger, dated as of February 24, 2022, by and among the Company, FOXO, DWIN Merger Sub Inc., and the sponsor, in its capacity as Purchaser Representative thereunder.***
3.1	Amended and Restated Certificate of Incorporation. (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated December 10, 2020, by and between the Company and Continental, as warrant agent. (1)
4.5	Description of Registered Securities. (4)
10.1	Promissory Note, dated May 29, 2020, issued to the Sponsor. (3)
10.2	Letter Agreement, dated December 10, 2020, by and among the Company, B. Riley Principal Investments, LLC its officers, its directors and the Sponsor. (1)
10.3	Investment Management Trust Agreement, dated December 10, 2020, by and between the Company and Continental, as trustee. (1)
10.4	Registration Rights Agreement, dated December 10, 2020, by and among the Company and certain security holders. (1)
10.5	Administrative Support Agreement, dated December 10, 2020, by and between the Company and the Sponsor. (1)
10.6	Private Placement Unit Purchase Agreement, dated December 10, 2020, by and between the Company and the Sponsor. (1)
10.7	Form of Indemnity Agreement. (2)
10.8	Promissory Note, dated February 23, 2022, issued by the Company to DIAC Sponsor LLC. (5)
10.9	Form of Voting Agreement, dated as of February 24, 2022, by and among the Company, FOXO and the stockholders of FOXO party thereto. (6)
10.10	Form of Lock-Up Agreement, dated as of February 24, 2022, by and among the Company, the sponsor, in its capacity as Purchaser Representative and the stockholders of FOXO party thereto. (6)
10.11	Form of Non-Competition Agreement, effective as of February 24, 2022, by and among the Company, FOXO and the stockholders of FOXO party thereto. (6)
10.12	Common Stock Purchase Agreement, dated as of February 24, 2022, by and between the Company and Cantor. (6)
10.13	Form of Backstop Agreement, dated as of February 24, 2022, by and between the Company and the Backstop Investors party thereto. (6)
14.1	Code of Ethics. (2)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Audit Committee Charter. (2)
99.2	Compensation Committee Charter. (2)
99.3	Nominating and Corporate Governance Committee. (2)
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)*

*	Filed herewith.
**	Furnished herewith.
***	The exhibits, schedules or similar attachments to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of all omitted exhibits, schedules or similar attachments upon its request.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 16, 2020.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on September 22, 2020.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on September 9, 2020.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2021.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 25, 2022.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 2, 2022.

INDEX TO FINANCIAL STATEMENTS

Delwinds Insurance Acquisition Corporation

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	F-2
Financial Statements:
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the Year Ended December 31, 2021, and the period from April 27, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Stockholders’ Equity for the period from January 1, 2021 through December 31, 2021 and the period from April 27, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the Year Ended December 31, 2021 and from April 27, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Delwinds Insurance Acquisition Corporation

Opinion on the financial statements

We have audited the accompanying balance sheets of Delwinds Insurance Acquisition Corporation (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2021 and the period from April 27, 2020 (Inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from April 27, 2020 (Inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Philadelphia, Pennsylvania

March 7, 2022

DELWINDS INSURANCE ACQUISITION CORPORATION
BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Cash	$638,228	$1,417,540
Prepaid expenses	234,258	471,561
Total current assets	872,486	1,889,101
Investments and cash held in trust account	201,278,924	201,250,535
Total assets	$202,151,410	$203,139,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$309,483	$23,382
Due to Sponsor	5,000	5,000
Total current liabilities	314,483	141,134
Deferred underwriting commission	7,043,750	7,043,750
Warrant liability	5,088,750	11,010,963
Total liabilities	12,446,983	18,083,095

Commitments and Contingencies:

Common stock subject to possible redemption; $0.0001 par value; 20,125,000 shares (at redemption value of approximately $10.00 per share) as of December 31, 2021 and December 31, 2020	201,278,924	201,250,535
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Class A common stock, $0.0001 par value, 43,000,000 shares authorized, 632,500 issued and outstanding (excluding 20,125,000 shares subject to possible redemption) as of December 31, 2021 and December 31, 2020	63	63
Class B common stock, $0.0001 par value, 7,000,000 shares authorized, 5,031,250 shares issued and outstanding as of December 31, 2021 and December 31, 2020	503	503
Additional paid-in-capital	-	-
Accumulated deficit	(11,575,063)	(16,194,560)
Total stockholders’ equity (deficit)	(11,574,497)	(16,193,994)
Total liabilities and stockholders’ equity (deficit)	$202,151,410	$203,139,636

The accompanying notes are an integral part of these financial statements.

DELWINDS INSURANCE ACQUISITION CORPORATION
STATEMENTS OF OPERATIONS

	Year ended	Period from April 27, 2020 (inception) ended
	December 31,
	2021	2020

General, administrative expense, and offering costs	1,302,715	1,153,241
Loss from operations	(1,302,715)	(1,153,241)
Other income (expense)
Interest income	27,338	1,585
Unrealized gain on marketable securities	1,050	(1,050)
Change in fair value of warrant liability	5,922,213	(632,213)
Net income (loss)	4,647,886	(1,784,919)
Weighted average shares outstanding of Class A common stock:
Basic and diluted	20,757,500	20,757,500
Net income (loss) per common share, Class A common stock:
Basic and diluted	0.18	(0.07)
Weighted average shares outstanding of Class B common stock:
Basic and diluted	5,031,250	5,031,250
Net income (loss) per common share, Class B common stock:
Basic and diluted	0.18	(0.07)

The accompanying notes are an integral part of these financial statements.

DELWINDS INSURANCE ACQUISITION CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 2021 THROUGH DECEMBER 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2021	632,500	$63	5,031,250	$503	$-	$(16,194,560)	$(16,193,994)

Net income	-	-	-	-	28,388	4,619,497	4,647,885
Change in shares subject to redemption	-	-	-	-	(28,388)	-	(28,388)
Balance at 12/31/2021	632,500	$63	5,031,250	$503	$-	$(11,575,063)	$(11,574,497)

FOR THE PERIOD FROM APRIL 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, April 27, 2020 (Inception)	-	$-	-	$-	$-	$-	$-
Sale of Class B common stock to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Cancellation of Class B shares	-	-	(718,750)	(72)	72	-	-
Sale of Class A common stock to public, net of offering cost	20,125,000	2,013	-	-	180,805,697	-	180,807,710
Sale of Class A private placement units	632,500	63	-	-	6,008,687	-	6,008,750
Class A common stock subject to possible redemption	(20,125,000)	(2,013)	-	-	(186,838,881)	(14,409,641)	(201,250,535)
Net loss	-	-		-	-	(1,784,919)	(1,784,919)
Balance at 12/31/2020	632,500	63	5,031,250	503	-	(16,194,560)	(16,193,994)

The accompanying notes are an integral part of these financial statements.

DELWINDS INSURANCE ACQUISITION CORPORATION
STATEMENTS OF CASH FLOWS

	For the Year ended	Period from April 27, 2020 (inception) through
	December 31,	December 31,
	2021	2020

Cash flows from operating activities:
Net income (loss)	$4,647,886	$(1,784,919)
Adjustments to reconcile net income to cash used in operating activities:
Interest earned	(27,338)	(1,585)
Unrealized gain on marketable securities	(1,050)	1,050
Change in fair value of warrant liability	(5,922,213)	1,747,208
Changes in operating assets and liabilities
Change in prepaid expenses	237,303	(471,561)
Change in due to Sponsor	-	5,000
Change in accounts payable	286,110	23,382
Net cash used in operating activities	(779,312)	(481,425)
Cash flows from investing activities:
Investment of cash in Trust Account	-	(201,250,000)
Net cash used by investing activities	-	(201,250,000)
Cash flows from financing activities:
Repayment of note payable borrowings	-	(141,134)
Proceeds from sale of Class A common stock to public	-	197,225,000
Proceeds from sale of private placement units	-	6,325,000
Payment of deferred offering costs	-	(259,901)
Net cash provided by financing activities	-	203,198,965
Net change in cash	(779,312)	1,417,540
Cash at beginning of period	1,417,540	-
Cash at end of period	$638,228	$1,417,540
Non-cash investing and financing activities:
Payment of deferred offering cost directly by Sponsor	-	(166,134)
Purchase of Class B common stock by Sponsor	-	25,000
Initial value of common stock subject to redemption	-	201,250,535
Change in value of common stock subject to redemption	28,389	-

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

Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company has focused its search on companies in the insurance industry. The Company is a blank check and emerging growth company and, as such, the Company is subject to all of the risks associated with blank check and emerging growth companies.

All activity through December 15, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. Since the Initial Public Offering, the Company’s activities have been limited to the evaluation of business combination candidates, and the Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the trust account. The Company is incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses. The Company recognizes changes in the fair value of warrant liability as other income (expense). The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 632,500 units (the “Placement Units”) at a price of $10.00 per Placement Unit in a private placement to DIAC Sponsor, LLC (the “Sponsor”) generating gross proceeds of $6,325,000, which is described in Note 4.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $11,494,785 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be deminimus for the period ending December 31, 2021 and 2020. As of December 31, 2021, the Company had $276,000 in net operating carryforwards available to offset future taxable income.

Net Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Consistent with ASC 480, common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income (loss) per common share for the period ended December 31, 2021 and 2020. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income (loss) per share includes the incremental number of shares of common stock to be issued to settle warrants and convertible debt, as calculated using the treasury method. For the periods ended December 31, 2021 and 2020, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common stock, since the exercise of the warrants and conversion of debt is contingent on the occurrence of future events. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the periods presented.

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (cont.)

A reconciliation of net income (loss) per common share as adjusted for the portion of income that is attributable to common stock subject to redemption is as follows:

	Year ending	Period from April 27, 2020 (inception) through
	December 31, 2021	December 31, 2020
Net income (loss)	$4,647,886	$(1,784,919)
Less: Income (loss) attributable to common stock subject to possible redemption	-	-
Net income (loss) available to common shares	$4,647,886	$(1,784,919)

Basic and diluted weighted average number of Class A common shares	25,757,500	25,757,500

Basic and diluted income (loss) available to Class A common shares	$0.18	$(0.07)

Basic and diluted weighted average number of Class B common shares	5,031,250	5,031,250

Basic and diluted income (loss) available to Class B common shares	$0.18	$(0.07)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2021 and 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 3 — Public Offering

Pursuant to the Initial Public Offering, the Company sold 20,125,000 Units at a price of $10.00 per Unit, including the underwriter over-allotment of 2,625,000. Each Unit consists of one-half of one Public Warrant. Each whole Public Warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 4 — Private Placement

The Sponsor purchased an aggregate of 632,500 Placement Units at a price of $10.00 per Placement Unit, for an aggregate purchase price of $6,325,000, in a private placement that occurred simultaneously with the closing of the Initial Public Offering, inclusive of 52,500 Placement Units purchased as a result of the exercise of the underwriters’ over-allotment option. Each Placement Unit consists of one Placement Share and one-half of one Placement Warrant. Each whole Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Placement Units and all underlying securities will expire worthless.

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

Administrative Support Agreement

The Company has agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. At December 31, 2021 and 2020, a total of $5,000 was recorded as Due to Sponsor on the balance sheet related to this agreement. For the years ending December 31, 2021 and 2020, under this agreement we paid a total of $120,000 and $0, respectively.

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

Underwriting Agreement

The Company paid an underwriting discount of $0.20 per Unit, or $4,025,000 in the aggregate, simultaneously with the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of (i) $0.35 per Unit of the gross proceeds of the initial 20,125,000 Units sold in the Initial Public Offering, or $7,043,750. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment in United States Treasury money market mutual funds	$201,278,924	$201,278,924	$-	$-
Liabilities:
Warrant Liability	$5,088,750	$4,930,625	$158,125	$-

	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments in United States treasury obligations held in Trust Account	$44,993,700	$44,993,700	$-	$-
Investment in United States Treasury money market mutual funds	156,256,835	156,256,835
Total	$201,250,535	$201,250,535	$-	$-
Liabilities:
Warrant Liability	14,804,242	-	-	14,804,242

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

NOTES TO FINANCIAL STATEMENTS

Note 7 — Fair Value Measurements (cont.)

Initial Measurement and Subsequent Measurement

The Company established the initial fair value for the Warrants on December 15, 2020, the date of the closing of the Initial Public Offering, and subsequent fair value as of December 31, 2021 and 2020. The Public Warrants and Private Placement Warrants are measured at fair value on a recurring basis, using an Options Pricing Model (the “OPM”). The Company allocated the proceeds received from (i) the sale of Units in the IPO (which is inclusive of one share of Class A common stock and one-third of one Public Warrant), (ii) the sale of the Private Placement Units (which is inclusive of one share of Class A common stock and one-third of one Private Placement Warrant), and (iii) the issuance of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption. The Warrants were classified as Level 3 at the initial measurement date and as of December 31, 2020 due to the use of unobservable inputs. As of December 31, 2021, the Warrants were reclassified to Level 1, for the Public Warrants, and Level 2, for the Private Placement Warrants, due to the use of observable inputs.

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker DWIN-WT. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

The following table provides quantitative information regarding Level 3 fair value measurements:

December 31, 2020
Risk-free interest rate	0.58%
Expected term (years)	6.49
Expected volatility	16.3%
Exercise price	$11.50
Stock price	$9.66
Dividend yield	0.0%

Note 8 — Stockholder’s Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 8 — Stockholder’s Equity (cont.)

Common Stock

Class A Common Stock — The Company is authorized to issue 43,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 632,500 shares of Class A common stock issued and outstanding (excluding 20,125,000 shares of common stock subject to possible redemption).

Class B Common Stock — The Company is authorized to issue 7,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 5,031,250 shares of Class B common stock issued and outstanding.

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

●

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

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 9 — Income Tax

The Company’s net deferred tax assets are as follows:

December 31,
2021
Deferred tax asset
Net operating loss carryforward	$276,000
Valuation allowance	(276,000)
Deferred tax (liability) asset	$-

The income tax provision consists of the following:

December 31, 2021
Federal
Current	$-
Deferred	(268,000)
State	-
Current	-
Deferred	-
Change in valuation allowance	268,000
Income tax provision expense	$-

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

2021
Statutory federal income tax rate	21%
State taxes, net of federal tax benefit	0%
Permanent differences	(27)%
Valuation allowance	6%
Income tax provision expense	0%

As of December 31, 2021, the Company had $276,000 in net operating loss carryforwards available to offset future taxable income.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to March 7, 2022, the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 23, 2022, we issued a promissory note (the “Note”) in the principal amount of up to $2,000,000 to the Sponsor. The Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. As of March 7, 2022, we have drawn down $0 under the Note.

On February 24, 2022, we entered into a definitive agreement and Plan of Merger, dated as of February 24, 2022 (the “FOXO Transaction Agreement”), with FOXO Technologies Inc., a Delaware corporation (“FOXO”) and certain other parties. Pursuant to the FOXO Transaction Agreement, subject to the terms and conditions set forth therein, a Delaware subsidiary of our Company will merge with and into FOXO, with FOXO surviving the merger as a wholly-owned subsidiary of our Company. In connection with the FOXO Transaction Agreement, we also entered into several ancillary agreements, including: (i) a Common Stock Purchase Agreement with CF Principal Investments LLC (“Cantor”), pursuant to which, the Combined Company (as defined therein) after the closing of the FOXO Transaction Agreement has the right from time to time to sell to Cantor up to $40 million in shares of its Class A common stock, subject to certain limitations and conditions set forth therein and (ii) certain subscription agreements with Andrew J. Poole, our Chairman and Chief Executive Officer, and The Gray Insurance Company, which is an affiliate of certain of our officers and directors (the “Backstop Investors”), pursuant to which, in the event that, at the Closing (as defined in the FOXO Transaction Agreement), we have cash or cash equivalents of less than $10,000,000, the Backstop Investors will subscribe for up to 1,000,000 shares of our Class A common stock, subject to certain limitations and conditions set forth therein.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 7, 2022	Delwinds Insurance Acquisition Corp.

	By:	/s/ Andrew J. Poole
	Name:	Andrew J. Poole
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Andrew J. Poole	Chief Executive Officer and Chairman of the Board	March 7, 2022
Andrew J. Poole	(Principal Executive Officer)

/s/ Bryce Quin	Chief Financial Officer and Secretary	March 7, 2022
Bryce Quin	(Principal Financial and Accounting Officer)

/s/ Michael T. Gray	Director	March 7, 2022
Michael T. Gray

/s/ Senator E. Benjamin Nelson	Director	March 7, 2022
Senator E. Benjamin Nelson

/s/ Paul Britton Newhouse	Director	March 7, 2022
Paul Britton Newhouse

/s/ Ryan Rugg	Director	March 7, 2022
Ryan Rugg