Form 10-Q
period 2022-03-31
Delwinds Insurance Acquisition Corp.
filed 2022-05-16
CIK 1812360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, there were 20,757,500 shares of Class A common stock, par value $0.0001 per share, and 5,031,250 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

INDEX TO FINANCIAL STATEMENTS

Delwinds Insurance Acquisition Corporation

i

DELWINDS INSURANCE ACQUISITION CORPORATION
UNAUDITED BALANCE SHEETS

	March 31, 2022	December 31, 2021
ASSETS
Cash	$193,328	$638,228
Prepaid expenses	156,822	234,258
Total current assets	350,150	872,486
Investments and cash held in Trust Account	201,327,595	201,278,924
Total assets	$201,677,745	$202,151,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,986,577	$309,483
Due to Sponsor	5,000	5,000
Note payable to Sponsor	200,000	-
Total current liabilities	2,191,577	314,483
Deferred underwriting commission	7,043,750	7,043,750
Warrant liability	3,114,963	5,088,750
Total liabilities	12,350,290	12,446,983

Commitments and Contingencies:

Common stock subject to possible redemption; $0.0001 par value; 20,125,000 shares (at redemption value of approximately $10.00 per share) as of March 31, 2022 and December 31, 2021	201,327,595	201,278,924
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Class A common stock, $0.0001 par value, 36,000,000 shares authorized, 632,500 issued and outstanding (excluding 20,125,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	63	63
Class B common stock, $0.0001 par value, 7,000,000 shares authorized, 5,031,250 shares issued and outstanding as of March 31, 2022 and December 31, 2021	503	503
Additional paid-in-capital	-	-
Accumulated deficit	(12,000,706)	(11,575,063)
Total stockholders’ deficit	(12,000,140)	(11,574,063)
Total liabilities and stockholders’ deficit	$201,677,745	$202,151,410

The accompanying notes are an integral part of these financial statements.

DELWINDS INSURANCE ACQUISITION CORPORATION
STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2022	2021

General, administrative expense, and offering costs	2,399,430	213,610
Loss from operations	(2,399,430)	(213,610)
Other income (expense)
Interest income	43,669	13,302
Unrealized gain on marketable securities	5,002	1,050
Change in fair value of warrant liability	1,973,787	5,196,606
Net income (loss)	(376,972)	4,997,348
Weighted average shares outstanding of Class A common stock:
Basic and diluted	20,757,500	20,757,500
Net income (loss) per common share, Class A common stock:
Basic and diluted	(0.07)	0.88
Weighted average shares outstanding of Class B common stock:
Basic and diluted	5,031,250	5,031,250
Net income (loss) per common share, Class B common stock:
Basic and diluted	(0.07)	0.88

The accompanying notes are an integral part of these financial statements.

DELWINDS INSURANCE ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022	632,500	$63	5,031,250	$503	$-	$(11,575,063)	$(11,574,497)

Change in shares subject to redemption	-	-	-	-	(48,671)	-	(48,671)
Net loss	-	-	-	-	48,671	(425,643)	(376,972)
Balance at 3/31/2022	632,500	$63	5,031,250	$503	$-	$(12,000,706)	$(12,000,140)

FOR THE YEAR ENDING DECEMBER 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2021	632,500	$63	5,031,250	$503	$-	$(16,194,560)	$(16,193,994)
Change in shares subject to redemption	-	-	-	-	(28,388)	-	(28,388
Net loss	-	-		-	28,388	4,619,497	4,647,885
Balance at 12/31/2021	632,500	63	5,031,250	503	-	(11,575,063)	(11,574,497)

The accompanying notes are an integral part of these financial statements.

DELWINDS INSURANCE ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the Three Months ended
	March 31,	March 31,
	2022	2021

Cash flows from operating activities:
Net income (loss)	$(376,972)	$4,997,348
Adjustments to reconcile net income to cash used in operating activities:
Interest earned	(43,669)	(13,302)
Unrealized gain on marketable securities	(5,002)	(1,050)
Change in fair value of warrant liability	(1,973,787)	(5,196,606)
Changes in operating assets and liabilities
Change in prepaid expenses	77,436	64,567
Change in accounts payable	1,677,094	34,81523,382
Net cash used in operating activities	(644,900)	(114,228)
Cash flows from investing activities:
Investment of cash in Trust Account	-	-
Net cash used by investing activities	-	-
Cash flows from financing activities:
Proceeds from note payable to Sponsor	200,000	-
Net cash provided by financing activities	200,000	-
Net change in cash	(444,900)	(114,228)
Cash at beginning of period	638,228	1,417,540
Cash at end of period	$193,328	$1,303,312
Non-cash investing and financing activities:
Change in value of common stock subject to redemption	48,671	14,352

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

All activity through December 15, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. Since the Initial Public Offering, the Company’s activities have been limited to the evaluation of Business Combination candidates, including FOXO, and the execution of the FOXO Transaction Agreement, and the Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account. The Company is incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses. The Company recognizes changes in the fair value of warrant liability as other income (expense). The Company has selected December 31 as its fiscal year end.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be deminimus for the three months ended March 31, 2022 and 2021. As of March 31, 2022, the Company had $770,000 in net operating carryforwards available to offset future taxable income.

Net Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Consistent with ASC 480, common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income (loss) per common share for the three months ended March 31, 2022 and 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income (loss) per share includes the incremental number of shares of common stock to be issued to settle warrants and convertible debt, as calculated using the treasury method. For the three months ended March 31, 2022 and 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common stock, since the exercise of the warrants and conversion of debt is contingent on the occurrence of future events. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the periods presented.

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (cont.)

A reconciliation of net income (loss) per common share as adjusted for the portion of income that is attributable to common stock subject to redemption is as follows:

	Three Months ended	Three Months ended
	March 31, 2022	March 31, 2021
Net income (loss)	$(376,972)	$4,997,348
Less: Income (loss) attributable to common stock subject to possible redemption	-	-
Net income (loss) available to common shares	$(376,972)	$4,997,348

Basic and diluted weighted average number of Class A common shares	25,757,500	25,757,500

Basic and diluted income (loss) available to Class A common shares	$(0.07)	$0.88

Basic and diluted weighted average number of Class B common shares	5,031,250	5,031,250

Basic and diluted income (loss) available to Class B common shares	$(0.07)	$0.88

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. On February 23, 2022, we issued a promissory note (the “Note”) in the principal amount of up to $2,000,000 to the Sponsor. The Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. As of March 31, 2022, we have drawn down $200,000 under the Note.

Administrative Support Agreement

The Company has agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. At March 31, 2022 and December 31, 2021, a total of $5,000 was recorded as Due to Sponsor on the balance sheet related to this agreement. For the periods ending March 31, 2022 and December 31, 2021, under this agreement we paid a total of $30,000 and $120,000, respectively.

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

FOXO Transaction Agreement

On February 24, 2022, we entered into a definitive Agreement and Plan of Merger, dated as of February 24, 2022, as amended on April 26, 2022 (the “FOXO Transaction Agreement”), with FOXO Technologies Inc., a Delaware corporation (“FOXO”), DWIN Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and the Sponsor, in its capacity as the representative of the stockholders of the Company (other than FOXO’s security holders) (the “Purchaser Representative”) from and after the closing (the “Closing”) of the transactions contemplated by the FOXO Transaction Agreement (collectively, the “Transaction” or the “FOXO Business Combination”). Pursuant to the FOXO Transaction Agreement, subject to the terms and conditions set forth therein, Merger Sub will merge with and into FOXO, with FOXO surviving the merger as a wholly-owned subsidiary of our Company (the “Combined Company”), and with FOXO security holders becoming security holders of the Combined Company.

Voting and Support Agreements

Simultaneously with the execution and delivery of FOXO Transaction Agreement, the Company and FOXO have entered into Voting and Support Agreements (collectively, the “Voting Agreements”) with certain stockholders of FOXO required to approve the Transaction and other FOXO securityholders. Under the Voting Agreements, each FOXO securityholder party thereto agreed to vote all of such stockholder’s shares of FOXO in favor of the FOXO Transaction Agreement and the Transaction and the other matters to be submitted to the FOXO securityholder for approval in connection with the Transaction and each FOXO securityholder party thereto has agreed to take (or not take, as applicable) certain other actions in support of the FOXO Transaction Agreement and the Transaction, in each case in the manner and subject to the conditions set forth in the Voting Agreements, and, in the case of the FOXO securityholder, to provide a proxy to the Company to vote such FOXO shares accordingly (subject to the condition that the Registration Statement has been declared effective by the SEC, provided that the covenants not to take certain actions to delay, impair or impede the Transaction as set forth in the Voting Agreements shall take effect from the date such agreements are executed). The Voting Agreements prevent transfers of the FOXO shares held by the FOXO securityholder party thereto between the date of the Voting Agreement and the date of Closing, except for certain permitted transfers where the recipient also agrees to comply with the Voting Agreement.

Lock-Up Agreements

Simultaneously with the execution and delivery of the FOXO Transaction Agreement, certain stockholders of FOX entered into Lock-Up Agreements with the Company (“Lock-Up Agreements”). Pursuant to the Lock-Up Agreements, each Foxo securityholder party thereto agreed not to, during the period commencing from the Closing and ending upon the earlier to occur of the one (1) year anniversary of the Closing or, if the lock-up period applicable to the Company’s Founder Shares is amended in accordance with the Insider Letter Amendment Proposal, upon approval thereof by the Company’s stockholders, 180 days after the Closing (subject to early release if the Company consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party): (i) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any Company restricted securities, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of such Company restricted securities, or (iii) publicly disclose the intention to do any of the foregoing, whether any such transaction described in clauses (i) or (ii) above is to be settled by delivery of the Company’s restricted securities or other securities, in cash or otherwise (in each case, subject to certain limited permitted transfers where the recipient takes the shares subject to the restrictions in the Lock-Up Agreement). Additionally, prior to the Closing, the existing lock-up agreements between FOXO and holders of FOXO’s 2021 Bridge Debentures (which, at the Closing, shall automatically convert into shares of FOXO Class A common stock exchangeable for the Company’s shares in connection with the FOXO Business Combination), which lock-up agreements restrict transfers within a six month period after the Closing, shall be amended to join the Purchaser and Purchaser Representative as parties thereto.

Non-Competition Agreements

Simultaneously with the execution and delivery of the FOXO Transaction Agreement, certain FOXO executive officers entered into Non-Competition Agreements (“Non-Competition Agreements”) in favor of FOXO and the Company and their respective present and future successors and direct and indirect subsidiaries. Under the Non-Competition Agreements, the FOXO executive officers signatory thereto agree not to compete with FOXO, the Company and their respective affiliates during the two-year period following the Closing and, during such two-year restricted period and not to solicit employees or customers of such entities. The Non-Competition Agreements also contain customary confidentiality and non-disparagement provisions.

Financing Agreements

Common Stock Purchase Agreement

In connection with the FOXO Transaction Agreement, we also entered into a Common Stock Purchase Agreement (“Common Stock Purchase Agreement”) with CF Principal Investments LLC (“Cantor”), pursuant to which, the Combined Company after the closing of the FOXO Transaction Agreement has the right from time to time to sell to Cantor up to $40 million in shares of its Class A common stock, subject to certain limitations and conditions set forth therein.

Backstop Subscription Agreements

In connection with the FOXO Transaction Agreement, we also entered into certain subscription agreements with Andrew J. Poole, our Chairman and Chief Executive Officer, and The Gray Insurance Company, which is an affiliate of certain of our officers and directors (the “Backstop Investors”), pursuant to which, in the event that, at the Closing, we have cash or cash equivalents of less than $10,000,000, the Backstop Investors will subscribe for up to 1,000,000 shares of our Class A common stock, subject to certain limitations and conditions set forth therein.

Note 7 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

	March 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)
Assets:
Investments in United States treasury obligations held in Trust Account	$200,046,995	$200,046,995	$		$
Investment in United States Treasury money market mutual funds and cash	1,280,600	1,280,600		-		-
Total	$201,327,595	$201,327,595	$		$
Liabilities:
Warrant Liability	$3,114,963	$3,018,750		$96,213		$-

	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment in United States Treasury money market mutual funds	$201,278,924	$201,278,924
Total	$201,278,924	$201,278,924	$-	$-
Liabilities:
Warrant Liability	$5,088,750	$4,930,625	$158,125	$-

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

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 7 — Fair Value Measurements (cont.)

Initial Measurement and Subsequent Measurement

The Company established the initial fair value for the Warrants on December 15, 2020, the date of the closing of the Initial Public Offering, and subsequent fair value as of March 31, 2022 and December 31, 2021. The Public Warrants and Private Placement Warrants are measured at fair value on a recurring basis, using an Options Pricing Model (the “OPM”). The Company allocated the proceeds received from (i) the sale of Units in the Initial Public Offering (which is inclusive of one share of Class A common stock and one-third of one Public Warrant), (ii) the sale of the Placement Units (which is inclusive of one share of Class A common stock and one-third of one Private Placement Warrant), and (iii) the issuance of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption. The Warrants were classified as Level 3 at the initial measurement date and as of December 31, 2020 due to the use of unobservable inputs. As of March 31, 2022 and December 31, 2021, the Warrants were reclassified to Level 1, for the Public Warrants, and Level 2, for the Private Placement Warrants, due to the use of observable inputs.

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of March 31, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker DWIN-WT. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

The following table provides quantitative information regarding Level 3 fair value measurements:

December 31, 2020
Risk-free interest rate	0.58%
Expected term (years)	6.49
Expected volatility	16.3%
Exercise price	$11.50
Stock price	$9.66
Dividend yield	0.0%

Note 8 — Stockholder’s Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 8 — Stockholder’s Equity (cont.)

Common Stock

Class A Common Stock — The Company is authorized to issue 36,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 632,500 shares of Class A common stock issued and outstanding (excluding 20,125,000 shares of common stock subject to possible redemption).

Class B Common Stock — The Company is authorized to issue 7,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 5,031,250 shares of Class B common stock issued and outstanding.

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

DELWINDS INSURANCE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 9 — Income Tax

The Company’s net deferred tax assets are as follows:

March 31,
2022
Deferred tax asset
Net operating loss carryforward	$770,000
Valuation allowance	(770,000)
Deferred tax (liability) asset	$-

The income tax provision consists of the following:

March 31, 2022
Federal
Current	$-
Deferred	(494,000)
State	-
Current	-
Deferred	-
Change in valuation allowance	494,000
Income tax provision expense	$-

A reconciliation of the federal income tax rate to the Company’s effective tax rate at March 31, 2022 is as follows:

March 31, 2022
Statutory federal income tax rate	21%
State taxes, net of federal tax benefit	0%
Permanent differences	110%
Valuation allowance	(131)%
Income tax provision expense	0%

As of March 31, 2021, the Company had $770,000 in net operating loss carryforwards available to offset future taxable income.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to May 16, 2022, the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Subsequent to March 31, 2022, we have drawn an additional an additional $300,000 bringing the total outstanding under the agreement to $500,000.

On April 8, 2022, we filed a joint proxy statement/consent solicitation statement/prospectus relating to the issuance of securities and solicitation of votes pursuant to the FOXO Transaction Agreement (the “Registration Statement”), and on May 13, 2022, we filed an amendment to the Registration Statement.

On April 26, 2022, we entered into an amendment (the “Amendment”) to the FOXO Transaction Agreement. The Amendment amends the definition of “2022 Bridge Financing End Date” in the Merger Agreement, to provide an extension to the end date of the 2022 Bridge Financing by extending the end date to the “Outside Date,” as defined in the FOXO Transaction Agreement. The “Outside Date” is defined in the Section 7.1(a) of the FOXO Transaction Agreement and is originally established as the five (5) month anniversary of the date of the FOXO Transaction Agreement, or July 24, 2022, subject to extensions under the terms and conditions set forth in the FOXO Transaction Agreement.

On May 10, 2022, the Company filed a preliminary proxy statement in connection with a special meeting of its stockholders pursuant to which the Company will seek the approval of its stockholders to extend the expiration of the period in which the Company must complete a business combination from June 15, 2022 to September 15, 2022.

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

As indicated in the accompanying financial statements, at March 31, 2022 and December 31, 2021, we had $193,328 and $638,228 in cash outside of the Trust Account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Recent Developments

On February 23, 2022, we issued the Promissory Note to our Sponsor in the principal amount of up to $2,000,000. The Promissory Note was issued in connection with advances our Sponsor has made, and may make in the future, to us for working capital expenses. As of March 31, 2022, we have drawn down $200,000 under the Promissory Note.

On February 24, 2022, we entered into the FOXO Transaction Agreement, with FOXO, Merger Sub, and the Purchaser Representative. Pursuant to the FOXO Transaction Agreement, subject to the terms and conditions set forth therein, Merger Sub will merge with and into FOXO, with FOXO surviving the merger as a wholly-owned subsidiary of our Company.

Upon the Closing of the Transaction, each securityholder of FOXO will receive newly-issued securities of the Company, including, as applicable, shares of our common stock and/or securities convertible into or exchangeable for our common stock, as further described below. At the Closing, holders of shares of FOXO Class B common stock, which have ten votes per share, will receive shares of newly-issued Class V common stock of the Combined Company, which will also have ten votes per share on matters brought to a vote of stockholders of the Combined Company; holders of FOXO Class A common stock, which have one vote per share, will receive shares of Class A common stock of the Combined Company, which also have one vote per share. Upon the Closing, all of the outstanding shares of our Class B common stock will convert automatically into shares of our Class A common stock in accordance with the terms of our Amended and Restated Certificate of Incorporation.

In connection with the FOXO Transaction Agreement, we also entered into several ancillary agreements, including: (i) a Common Stock Purchase Agreement with Cantor, pursuant to which, the Combined Company (as defined therein) after the closing of the FOXO Transaction Agreement has the right from time to time to sell to Cantor up to $40 million in shares of its Class A common stock, subject to certain limitations and conditions set forth therein and (ii) certain subscription agreements with Backstop Investors, pursuant to which, in the event that, at the Closing, we have cash or cash equivalents of less than $10,000,000, the Backstop Investors will subscribe for up to 1,000,000 shares of our Class A common stock, subject to certain limitations and conditions set forth therein.

Results of Operations

Our entire activity through December 15, 2020, consisted of formation and preparation for our Initial Public Offering. Since the Initial Public Offering, our activity has been limited to the evaluation of Business Combination candidates, including FOXO, and the execution of the FOXO Transaction Agreement, and we have not and will not be generating any operating revenues until the closing of our initial Business Combination. We generate non-operating income in the form of interest on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective Business Combinations, including the FOXO Business Combination. In addition, we recognize non-cash losses related to the changes in recurring fair value measurement of our warrant liability at each reporting period.

For the three months ended March 31, 2022, we had a net loss of $376,972, which consists of change in fair value of warrant liability of $1,973,787, operating costs of $2,399,430 offset by interest income of $43,669, and an unrealized gain on marketable securities of $5,002.

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

As of March 31, 2022 and December 31, 2021, we had available to us $193,328 and $638,228 of cash on our balance sheet. We will use these funds primarily to evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination, such as the FOXO Business Combination. As of March 31, 2022, we also had $72,593 in interest income available from our investments in our Trust Account to pay for our tax obligations. During the periods ended March 31, 2022 and December 31, 2021, we did not withdraw funds from the Trust Account to pay its tax obligations.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Placement Units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. On February 23, 2022, we issued the Promissory Note to our Sponsor in the principal amount of up to $2,000,000. The Promissory Note was issued in connection with advances our Sponsor has made, and may make in the future, to us for working capital expenses. As of March 31, 2022, we have drawn down $200,000 under the Promissory Note.

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

At March 31, 2022 and December 31, 2021, we did not have any capital lease obligations or operating lease obligations.

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

Loss Per Common Share

Basic loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Consistent with ASC 480, common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the periods ended March 31, 2022 and 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of common stock to be issued to settle warrants, as calculated using the treasury method. For the periods ended March 31, 2022 and 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common stock, since the exercise of the warrants is contingent on the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Through March 31, 2022, as our efforts have been limited to organizational activities, activities relating to our Initial Public Offering and since the initial public, the search for a target business with which to consummate an initial Business Combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on April 27, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the Initial Public Offering and the sale of the private Placement Units held in the Trust Account have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of March 31, 2022, $201,327,595 of funds in our Trust Account were invested in United States treasury obligations and money market funds with a maturity of 185 days or less. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective at providing the reasonable assurance level as of March 31, 2022 due to the material weakness described in Item 9A of Amendment No. 1 to the Annual Report on Form 10-K filed with the SEC on May 17, 2021. Management plans to implement additional controls designed to remediate this material weakness; however, these controls have not operated effectively over a sufficient period of time in order to conclude that the material weakness has been fully remediated.

Notwithstanding the identified material weakness and management’s assessment that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2022, management believes that the interim consolidated financial statements and footnote disclosures included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, cash flows and disclosures as of and for the periods presented in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 thereto, which could materially affect our business, financial position and results of operations. In addition, we may be subject to the following risk in connection with changes in laws and regulations.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
^	The exhibits, schedules or similar attachments to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally to the SEC a copy of all omitted exhibits, schedules or similar attachments upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELWINDS INSURANCE ACQUISITION CORP.

Date: May 16, 2022	/s/ Andrew Poole
	Name:	Andrew Poole
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 16, 2022	/s/ Bryce Quin
	Name:	Bryce Quin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)