Form 10-Q
period 2022-06-30
Delwinds Insurance Acquisition Corp.
filed 2022-08-12
CIK 1812360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-39783

DELWINDS INSURANCE ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One City Centre 1021 Main Street, Suite 1960 Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

(713) 337-4077

Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 12, 2022, there were 11,680,078 shares of Class A common stock, par value $0.0001 per share (the “Class A common stock”), and 5,031,250 shares of Class B common stock, par value $0.0001 per share (the “Class B common stock”, together with the Class A common stock, the “common stock”), of the registrant issued and outstanding.

Delwinds Insurance Acquisition Corporation

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DELWINDS INSURANCE ACQUISITION CORPORATION CONDENSED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Cash	$147,023	$638,228
Prepaid expenses	126,066	234,258
Total current assets	273,089	872,486
Investments and cash held in Trust Account	110,881,364	201,278,924
Total assets	$111,154,453	$202,151,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,576,137	$309,483
Due to Sponsor	5,000	5,000
The FOXO Note	386,665	-
The Sponsor Note	560,000	-
Total current liabilities	3,527,802	314,483
Deferred underwriting commission	3,021,875	7,043,750
Warrant liability	2,180,665	5,088,750
Total liabilities	8,730,342	12,446,983

Commitments and Contingencies:

Common stock subject to possible redemption; $0.0001 par value; 11,047,578 and 20,125,000 shares (at redemption value of approximately $10.04 and $10.00 per share) as of June 30, 2022 and December 31, 2021	110,881,364	201,278,924
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Class A common stock, $0.0001 par value, 36,000,000 shares authorized, 632,500 issued and outstanding (excluding 11,047,578 and 20,125,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	63	63
Class B common stock, $0.0001 par value, 7,000,000 shares authorized, 5,031,250 shares issued and outstanding as of June 30, 2022 and December 31, 2021	503	503
Additional paid-in-capital	-	-
Accumulated deficit	(8,457,819)	(11,575,063)
Total stockholders’ deficit	(8,457,253)	(11,574,497)
Total liabilities and stockholders’ deficit	$111,154,453	$202,151,410

The accompanying notes are an integral part of these financial statements.

DELWINDS INSURANCE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

General, administrative expense, and offering costs	$1,174,057	$203,118	$3,573,487	$416,728
Loss from operations	(1,174,057)	(203,118)	(3,573,487)	(416,728)
Other income (expense)
Interest income	112,508	7,194	156,177	20,496
Unrealized gain on marketable securities	(5,002)	-	-	1,050
Change in fair value of warrant liability	934,298	(1,661,506)	2,908,085	3,535,100
Net income (loss)	$(132,253)	$(1,857,430)	$(509,225)	$3,139,918
Weighted average shares outstanding of Class A common stock:
Basic and diluted	18,336,854	20,757,500	19,547,177	20,757,500
Net income (loss) per common share, Class A common stock:
Basic and diluted	$(0.02)	$(0.33)	$(0.09)	$0.55
Weighted average shares outstanding of Class B common stock:
Basic and diluted	5,031,250	5,031,250	5,031,250	5,031,250
Net income (loss) per common share, Class B common stock:
Basic and diluted	$(0.02)	$(0.33)	$(0.09)	$0.55

The accompanying notes are an integral part of these financial statements.

DELWINDS INSURANCE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022	632,500	$63	5,031,250	$503	$-	$(11,575,063)	$(11,574,497)
Reversal of portion of deferred underwriting commission	-	-	-	-	-	4,021,875	4,021,875
Change in shares subject to redemption	-	-	-	-	(395,406)	-	(395,406)
Net loss	-	-	-	-	395,406	(904,631)	(509,225)
Balance at 6/30/2022	632,500	$63	5,031,250	$503	$-	$(8,457,819)	$(8,457,253)

FOR THE SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2021	632,500	$63	5,031,250	$503	$-	$(16,194,560)	$(16,193,994)
Change in shares subject to redemption	-	-	-	-	(21,546)	-	(21,546
Net loss	-	-		-	21,546	3,118,372	3,139,918
Balance at 6/30/2021	632,500	63	5,031,250	503	-	(13,076,188)	(13,075,622)

The accompanying notes are an integral part of these financial statements.

DELWINDS INSURANCE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months ended
	June 30,	June 30,
	2022	2021

Cash flows from operating activities:
Net income (loss)	$(509,225)	$3,139,918
Adjustments to reconcile net income to cash used in operating activities:
Interest earned	(156,177)	(20,496)
Unrealized gain on marketable securities	-	(1,050)
Change in fair value of warrant liability	(2,908,085)	(3,535,100)
Changes in operating assets and liabilities
Change in prepaid expenses	108,192	151,307
Change in accounts payable	2,266,654	12,037
Net cash used in operating activities	(1,198,641)	(253,384)
Cash flows from investing activities:
Cash deposited in Trust Account	(386,665)	-
Distribution from Trust Account for taxes	147,436	-
Withdrawal of cash from Trust Account for Redemption	90,792,059	-
Net cash from investing activities	90,552,830	-
Cash flows used in financing activities:
Redemption of Class A common stock by public stockholders	(90,792,059)
Proceeds from the FOXO Note	386,665
Proceeds from the Sponsor Note	560,000	-
Net cash used in financing activities	(89,845,394)	-
Net change in cash	(491,205)	(253,384)
Cash at beginning of period	638,228	1,417,540
Cash at end of period	$147,023	$1,164,156
Non-cash investing and financing activities:
Change in value of common stock subject to redemption	346,735	21,546

The accompanying notes are an integral part of these financial statements.

DELWINDS INSURANCE ACQUISITION CORPORATION

UNAUDITED CONDENSED NOTES TO FINANCIAL STATEMENTS

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

All activity through December 15, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering” or “IPO”), which is described below. Since the Initial Public Offering, the Company’s activities have been limited to the evaluation of Business Combination candidates, including FOXO (as defined in Note 5), and the execution of the FOXO Transaction Agreement (as defined in Note 5), and the Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account. The Company is incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses. The Company recognizes changes in the fair value of warrant liability as other income (expense). The Company has selected December 31 as its fiscal year end.

The Registration Statement of the Company’s Initial Public Offering on Form S-1 initially filed with the U.S. Securities and Exchange Commission (“SEC”) on September 11, 2020, as amended (File No. 333- 248753), was declared effective on December 10, 2020 (the “IPO Registration Statement”). On December 15, 2020, the Company consummated the Initial Public Offering of 20,125,000 units (“Units”) each consisting of one share of Class A common stock (“Public Shares”) and one-half of one redeemable warrant (“Public Warrants”), generating gross proceeds of $201,250,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 632,500 Units (the “Placement Units”) at a price of $10.00 per Placement Unit in the Private Placement (as defined in Note 4) to DIAC Sponsor, LLC (the “Sponsor”) generating gross proceeds of $6,325,000, which is described in Note 4.

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

UNAUDITED CONDENSED NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (cont.)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (see Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined in Note 5), Placement Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

On June 6, 2022, the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation (the “Extension Amendment”). The Extension Amendment extends the date by which the Company must consummate its initial Business Combination from June 15, 2022 to September 15, 2022 (or such earlier date as determined by the Company’s board of directors). If the initial Business Combination is not consummated by September 15, 2022, then the Company’s existence will terminate, and the Company will distribute amounts in the Trust Account as provided in the Amended and Restated Certificate of Incorporation. At the meeting related to the Extension Amendment, public stockholders holding 9,077,422 Public Shares exercised their right to redeem their Public Shares for a pro rata portion of the funds in the Trust Account. As a result, $90,792,966.89 (approximately $10.00 per Public Share) was removed from the Trust Account to pay such holders.

In connection with the Extension Amendment, on June 6, 2022, the Company issued a promissory note in the aggregate principal amount of up to $1,159,995.69 to FOXO (the “FOXO Note”), pursuant to which FOXO agreed to loan the Company an aggregate principal amount of up to $1,159,995.69 to be deposited into the Trust Account for each Public Share that was not redeemed in connection with the extension of the Company’s termination date for each month past June 15, 2022 until September 15, 2022, which may be drawn down in three equal amounts of $386,665.23 per withdrawal, between the 15th and 22nd of each of June, July and August 2022. A sum of $386,665.23 was promptly drawn down on the FOXO Note and deposited into the Trust Account to cover the first month of the extension. As of June 30, 2022, the Company has drawn down $386,665.23 under the FOXO Note.

If the Company is unable to complete a Business Combination by September 15, 2022, as extended pursuant to the Extension Amendment (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

DELWINDS INSURANCE ACQUISITION CORPORATION

UNAUDITED CONDENSED NOTES TO FINANCIAL STATEMENTS

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

UNAUDITED CONDENSED NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (cont.)

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be deminimus for the three and six months ended June 30, 2022 and 2021. As of June 30, 2022, the Company had $994,000 in net operating carryforwards available to offset future taxable income.

Net Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Consistent with ASC 480, common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income (loss) per common share for the three and six months ended June 30, 2022 and 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income (loss) per share includes the incremental number of shares of common stock to be issued to settle warrants and convertible debt, as calculated using the treasury method. For the three and six months ended June 30, 2022 and 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common stock, since the exercise of the warrants and conversion of debt is contingent on the occurrence of future events. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the periods presented.

DELWINDS INSURANCE ACQUISITION CORPORATION

UNAUDITED CONDENSED NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (cont.)

A reconciliation of net income (loss) per common share as adjusted for the portion of income that is attributable to common stock subject to redemption is as follows:

	Three Months ended	Three Months ended	Six Months ended	Six Months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income (loss)	$(132,253)	$(1,857,430	$(509,225)	$3,139,918
Less: Income (loss) attributable to common stock subject to possible redemption	-	-	-
Net income (loss) available to common shares	$(132,253)	$(1,857,430	$(509,225)	$3,139,918

Basic and diluted weighted average number of Class A common shares	18,336,854	20,757,500	19,547,177	20,757,500

Basic and diluted income (loss) available to Class A common shares	$(0.02)	$(0.33)	$(0.09)	$0.55

Basic and diluted weighted average number of Class B common shares	5,031,250	5,031,250	5,031,250	5,031,250

Basic and diluted income (loss) available to Class B common shares	$(0.02)	$(0.33)	$(0.09)	$0.55

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Note 3 — Public Offering

Pursuant to the Initial Public Offering, the Company sold 20,125,000 Units at a price of $10.00 per Unit, including the underwriter over-allotment of 2,625,000 Units. Each Unit consists of one-half of one Public Warrant. Each whole Public Warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

Note 4 — Private Placement

The Sponsor purchased an aggregate of 632,500 Placement Units at a price of $10.00 per Placement Unit, for an aggregate purchase price of $6,325,000, in a private placement that occurred simultaneously with the closing of the Initial Public Offering (the “Private Placement”), inclusive of 52,500 Placement Units purchased as a result of the exercise of the underwriters’ over-allotment option. Each Placement Unit consists of one Class A common stock (the “Placement Shares”) and one-half of one redeemable warrant (the “Placement Warrants”). Each whole Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Placement Units and all underlying securities will expire worthless).

DELWINDS INSURANCE ACQUISITION CORPORATION

UNAUDITED CONDENSED NOTES TO FINANCIAL STATEMENTS

Note 5 — Related Party Transactions

Founder Shares

On May 28, 2020, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. On November 30, 2020, the Sponsor returned to the Company, at no cost, an aggregate of 718,750 Founder Shares, which the Company cancelled, resulting in an aggregate of 5,031,250 Founder Shares outstanding and held by the Sponsor. The Founder Shares will automatically convert into Class A common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, which is described in Note 8. The Sponsor agreed to forfeit up to 562,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. As a result of the underwriters’ over-allotment exercise in full, no shares are currently subject to forfeiture.

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

Related Party Loans

On May 29, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “IPO Note”). The IPO Note is non-interest bearing and payable on the earlier of December 31, 2020 or the completion of the Public Offering. On December 29, 2020, the Company repaid $141,134 of borrowings outstanding under the IPO Note. As of June 30, 2022, the amounts borrowed under the IPO Note have been repaid in full.

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

On February 23, 2022, the Company issued a promissory note in the principal amount of up to $2,000,000 to the Sponsor (the “Sponsor Note”). The Sponsor Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. As of June 30, 2022, the Company has drawn down $560,000 under the Sponsor Note.

Administrative Support Agreement

The Company has agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. At June 30, 2022 and December 31, 2021, a total of $5,000 was recorded as Due to Sponsor on the balance sheet related to this agreement. For the periods ending June 30, 2022 and December 31, 2021, under this agreement the Company paid a total of $60,000 and $120,000, respectively.

DELWINDS INSURANCE ACQUISITION CORPORATION

UNAUDITED CONDENSED NOTES TO FINANCIAL STATEMENTS

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

On June 1, 2022, RBC Capital Markets, LLC (“RBCCM”) delivered to the Company notice of termination of its role as a financial advisor and capital markets advisor to the Company (the “RBCCM Termination”), effective as of June 8, 2022, and waived any fees and compensation in connection with such roles. RBCCM also contemporaneously waived its entitlement to the payment of any deferred compensation (in an aggregate amount of $4,021,875) in connection with its role as underwriter in the Initial Public Offering.

FOXO Transaction Agreement

On February 24, 2022, we entered into a definitive Agreement and Plan of Merger, dated as of February 24, 2022, as amended on April 26, 2022, July 6, 2022 and August 12, 2022 (the “FOXO Transaction Agreement”), with FOXO Technologies Inc., a Delaware corporation (“FOXO”), DWIN Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and the Sponsor, in its capacity as the representative of the stockholders of the Company (other than FOXO’s security holders) (the “Purchaser Representative”) from and after the closing (the “Closing”) of the transactions contemplated by the FOXO Transaction Agreement (collectively, the “Transaction” or the “FOXO Business Combination”). Pursuant to the FOXO Transaction Agreement, subject to the terms and conditions set forth therein, Merger Sub will merge with and into FOXO, with FOXO surviving the merger as a wholly-owned subsidiary of the Company (the “Combined Company”), and with FOXO security holders becoming security holders of the Combined Company.

DELWINDS INSURANCE ACQUISITION CORPORATION

UNAUDITED CONDENSED NOTES TO FINANCIAL STATEMENTS

Note 6 — Commitments (cont.)

On April 8, 2022, the Company filed a joint proxy statement/consent solicitation statement/prospectus on Form S-4 (File No. 333-264216) relating to the issuance of securities and solicitation of votes pursuant to the FOXO Transaction Agreement (the “FOXO Registration Statement”), and on May 13, 2022, the Company filed an amendment to the FOXO Registration Statement.

On April 26, 2022, the Company entered into an amendment (the “First FOXO Amendment”) to the FOXO Transaction Agreement. The First FOXO Amendment amended the definition of “2022 Bridge Financing End Date” in the FOXO Transaction Agreement, to provide an extension to the end date of the 2022 Bridge Financing by extending the end date to the “Outside Date,” as defined in the FOXO Transaction Agreement. The “Outside Date” is defined in the Section 7.1(a) of the FOXO Transaction Agreement and is originally established as the five (5) month anniversary of the date of the FOXO Transaction Agreement, or July 24, 2022, subject to extensions under the terms and conditions set forth in the FOXO Transaction Agreement.

Voting and Support Agreements

Simultaneously with the execution and delivery of the FOXO Transaction Agreement, the Company and FOXO entered into the Voting and Support Agreements (collectively, the “Voting Agreements”) with certain stockholders of FOXO required to approve the Transaction and other FOXO securityholders. Under the Voting Agreements, each FOXO securityholder party thereto agreed to vote all of such stockholder’s shares of FOXO in favor of the FOXO Transaction Agreement and the Transaction and the other matters to be submitted to the FOXO securityholder for approval in connection with the Transaction and each FOXO securityholder party thereto has agreed to take (or not take, as applicable) certain other actions in support of the FOXO Transaction Agreement and the Transaction, in each case in the manner and subject to the conditions set forth in the Voting Agreements, and, in the case of the FOXO securityholder, to provide a proxy to the Company to vote such FOXO shares accordingly (subject to the condition that the FOXO Registration Statement has been declared effective by the SEC, provided that the covenants not to take certain actions to delay, impair or impede the Transaction as set forth in the Voting Agreements shall take effect from the date such agreements are executed). The Voting Agreements prevent transfers of the FOXO shares held by the FOXO securityholder party thereto between the date of the Voting Agreement and the date of Closing, except for certain permitted transfers where the recipient also agrees to comply with the Voting Agreement.

Lock-Up Agreements

Simultaneously with the execution and delivery of the FOXO Transaction Agreement, certain stockholders of FOXO entered into Lock-Up Agreements with the Company (the “Lock-Up Agreements”). Pursuant to the Lock-Up Agreements, each FOXO securityholder party thereto agreed not to, during the period commencing from the Closing and ending upon the earlier to occur of the one (1) year anniversary of the Closing or, if the lock-up period applicable to the Company’s Founder Shares is amended in accordance with the Insider Letter Amendment Proposal (as defined in the FOXO Transaction Agreement), upon approval thereof by the Company’s stockholders, 180 days after the Closing (subject to early release if the Company consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party): (i) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any Company restricted securities, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of such Company restricted securities, or (iii) publicly disclose the intention to do any of the foregoing, whether any such transaction described in clauses (i) or (ii) above is to be settled by delivery of the Company’s restricted securities or other securities, in cash or otherwise (in each case, subject to certain limited permitted transfers where the recipient takes the shares subject to the restrictions in the Lock-Up Agreement). Additionally, prior to the Closing, the existing lock-up agreements between FOXO and holders of FOXO’s 2021 Bridge Debentures (as defined in the FOXO Transaction Agreement) (which, at the Closing, shall automatically convert into shares of FOXO Class A common stock exchangeable for the Company’s shares in connection with the FOXO Business Combination), which lock-up agreements restrict transfers within a six month period after the Closing, shall be amended to join the Company and Purchaser Representative as parties thereto.

Non-Competition Agreements

Simultaneously with the execution and delivery of the FOXO Transaction Agreement, certain FOXO executive officers entered into Non-Competition Agreements (the “Non-Competition Agreements”) in favor of FOXO and the Company and their respective present and future successors and direct and indirect subsidiaries. Under the Non-Competition Agreements, the FOXO executive officers signatories thereto agreed not to compete with FOXO, the Company and their respective affiliates during the two-year period following the Closing and, during such two-year restricted period and not to solicit employees or customers of such entities. The Non-Competition Agreements also contain customary confidentiality and non-disparagement provisions.

DELWINDS INSURANCE ACQUISITION CORPORATION

UNAUDITED CONDENSED NOTES TO FINANCIAL STATEMENTS

Note 6 — Commitments (cont.)

Financing Agreements

Common Stock Purchase Agreement

In connection with the FOXO Transaction Agreement, the Company also entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with CF Principal Investments LLC (“Cantor”), pursuant to which, the Combined Company after the Closing has the right from time to time to sell to Cantor up to $40 million in shares of its Class A common stock, subject to certain limitations and conditions set forth therein.

Backstop Subscription Agreements

In connection with the FOXO Transaction Agreement, the Company also entered into certain subscription agreements with Andrew J. Poole, the Company’s Chairman and Chief Executive Officer, and The Gray Insurance Company, which is an affiliate of certain of the Company’s officers and directors (the “FOXO Backstop Investors”), pursuant to which, in the event that, at the Closing, the Company have cash or cash equivalents of less than $10,000,000, the FOXO Backstop Investors will subscribe for up to 1,000,000 shares of the Class A common stock, subject to certain limitations and conditions set forth therein.

Note 7 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

	June 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)
Assets:
Investment in United States Treasury money market mutual funds	$110,881,364	$110,881,364		$-		$-
Total	$110,881,364	$110,881,364	$		$
Liabilities:
Warrant Liability	$2,180,665	$2,113,125		$67,540		$-

	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment in United States Treasury money market mutual funds	$201,278,924	$201,278,924
Total	$201,278,924	$201,278,924	$-	$-
Liabilities:
Warrant Liability	$5,088,750	$4,930,625	$158,125	$-

Warrant Liability

The Warrants (as defined below) are accounted for as liabilities in accordance with ASC Topic 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”), and are presented within warrant liability on the Company’s balance sheet. The warrant liability is measured at fair value at inception and on a recurring basis, with any subsequent changes in fair value presented within change in fair value of warrant liability in the Company’s statement of operations.

DELWINDS INSURANCE ACQUISITION CORPORATION

UNAUDITED CONDENSED NOTES TO FINANCIAL STATEMENTS

Note 7 — Fair Value Measurements (cont.)

Initial Measurement and Subsequent Measurement

The Company established the initial fair value for the Warrants on December 15, 2020, the date of the closing of the Initial Public Offering, and subsequent fair value as of June 30, 2022 and December 31, 2021. The Public Warrants and Placement Warrants (together, the “Warrants”) are measured at fair value on a recurring basis, using an Options Pricing Model. The Company allocated the proceeds received from (i) the sale of Units in the Initial Public Offering (which is inclusive of one share of Class A common stock and one-third of one Public Warrant), (ii) the sale of the Placement Units (which is inclusive of one share of Class A common stock and one-third of one Placement Warrant), and (iii) the issuance of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption. The Warrants were classified as Level 3 at the initial measurement date and as of December 31, 2020 due to the use of unobservable inputs. As of June 30, 2022 and December 31, 2021, the Warrants were reclassified to Level 1, for the Public Warrants, and Level 2, for the Placement Warrants, due to the use of observable inputs.

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of June 30, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker DWIN-WS. As the transfer of Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Placement Warrants are classified as Level 2.

The following table provides quantitative information regarding Level 3 fair value measurements:

December 31, 2020
Risk-free interest rate	0.58%
Expected term (years)	6.49
Expected volatility	16.3%
Exercise price	$11.50
Stock price	$9.66
Dividend yield	0.0%

Note 8 — Stockholders’ Equity (Deficit)

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

DELWINDS INSURANCE ACQUISITION CORPORATION

UNAUDITED CONDENSED NOTES TO FINANCIAL STATEMENTS

Note 8 — Stockholders’ Equity (Deficit) (cont.)

Common Stock

Class A Common Stock

The Company is authorized to issue 36,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 632,500 shares of Class A common stock issued and outstanding (excluding 11,047,578 and 20,125,000 shares of common stock subject to possible redemption).

Class B Common Stock

The Company is authorized to issue 7,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 5,031,250 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering (not including the shares of Class A common stock underlying the Placement Units) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination, any private placement-equivalent warrants issued, or to be issued, to any seller in a Business Combination, any private placement equivalent securities issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) December 15, 2021. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

DELWINDS INSURANCE ACQUISITION CORPORATION

UNAUDITED CONDENSED NOTES TO FINANCIAL STATEMENTS

Note 8 — Stockholders’ Equity (Deficit) (cont.)

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

The Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Placement Warrants and the Class A common stock issuable upon the exercise of the Placement Warrants are not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants are exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Note 9 — Income Tax

The Company’s net deferred tax assets are as follows:

June 30,
2022
Deferred tax asset
Net operating loss carryforward	$994,000
Valuation allowance	(994,000)
Deferred tax (liability) asset	$-

DELWINDS INSURANCE ACQUISITION CORPORATION

UNAUDITED CONDENSED NOTES TO FINANCIAL STATEMENTS

Note 9 — Income Tax (cont.)

The income tax provision consists of the following:

June 30, 2022
Federal
Current	$-
Deferred	(718,000)
State	-
Current	-
Deferred	-
Change in valuation allowance	718,000
Income tax provision expense	$-

A reconciliation of the federal income tax rate to the Company’s effective tax rate at June 30, 2022 is as follows:

June 30, 2022
Statutory federal income tax rate	21%
State taxes, net of federal tax benefit	0%
Permanent differences	120%
Valuation allowance	(141)%
Income tax provision expense	0%

As of June 30, 2021, the Company had $994,000 in net operating loss carryforwards available to offset future taxable income.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to August 15, 2022, the date that the accompanying unaudited condensed financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

The FOXO Transaction Agreement was further amended on July 6, 2022 and August 12, 2022. On July 6, 2022, the Company, FOXO and the Purchaser Representative entered into a second amendment to the FOXO Transaction Agreement (the “Second FOXO Amendment”), pursuant to which the number of shares of Purchase Class A Common Stock (as defined in the FOXO Transaction Agreement) to be issued as Merger Consideration (as defined in the FOXO Transaction Agreement) to certain members of FOXO’s management and certain strategic partners of FOXO at the Closing under the Management Contingent Plan (as defined in the FOXO Transaction Agreement) was reduced from ten million (10,000,000) shares to nine million two hundred thousand (9,200,000) shares. In addition, the parties agreed that FOXO will be permitted to issue additional shares of FOXO Class A Common Stock to an existing stockholder of FOXO as consideration for certain services. The Second FOXO Amendment will have no effect on the aggregate amount to be paid by the Company for FOXO.

On August 12, 2022, the Company, FOXO and the Purchaser Representative entered into a third amendment to the FOXO Transaction Agreement (the “Third FOXO Amendment”), pursuant to which the parties agreed to (i) eliminate dual-class shares from the capitalization structure of the Combined Company following the FOXO Business Combination and, in connection therewith, agreed that, at the Closing, all of the outstanding shares of Class B common stock shall be exchanged for shares of Class A common stock on a one-to-one basis, as Stockholder Merger Consideration (as defined in the FOXO Transaction Agreement), and the Proposed Purchaser Charter (as defined in the FOXO Transaction Agreement) would be amended to reflect the elimination of the Company’s Class V common stock from the Combined Company’s capitalization structure and (ii) expand the national securities exchanges on which the Company’s securities may be listed at or prior to the Closing to include additional national securities exchanges. The Third FOXO Amendment will have no effect on the aggregate amount to be paid by the Company for FOXO.

Copies of the Second and Third FOXO Transaction Agreement are attached as Exhibits 2.1 and 2.2 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (this “Report”) and are incorporated herein by reference. The disclosures set forth herein are intended to be a summary only and is qualified in its entirety by reference to the Second and Third FOXO Transaction Agreement.

On July 8, 2022, the Company filed an amendment to the FOXO Registration Statement.

On July 19, 2022, the Company received $386,665.23 from FOXO as the second installment of the FOXO Note. The proceeds of this draw were sent to the Trust Account.

On July 19, 2022, the Company withdrew $56,028 from its Trust Account as reimbursement for estimated franchise tax payments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us,” “our” or “we” refer to Delwinds Insurance Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and related notes included under “Item 1. Financial Statements”. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated as a Delaware corporation on April 27, 2020 and formed for the purpose of effecting a Business Combination. While our efforts to identify a target business may span many industries and regions worldwide, we have focused our search for prospects within the insurance industry. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the sale of the Placement Units, the proceeds of the sale of our shares in connection with our initial Business Combination (pursuant to backstop agreements we may enter into, such as those entered into with the FOXO Backstop Investors), shares issued to the owners of the target, debt issued to banks or other lenders or the owners of the target, or a combination of the foregoing.

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

As indicated in the unaudited condensed financial statements and related notes included under “Item 1. Financial Statements”, at June 30, 2022 and December 31, 2021, we had $147,023 and $638,228 in cash outside of the Trust Account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

The FOXO Business Combination

On February 24, 2022, the Company entered into the FOXO Transaction Agreement, as amended on April 26, 2022, with FOXO, Merger Sub, and the Purchaser Representative. Pursuant to the FOXO Transaction Agreement, subject to the terms and conditions set forth therein, Merger Sub will merge with and into FOXO, with FOXO surviving the merger as a wholly-owned subsidiary of our Company.

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

In connection with the FOXO Transaction Agreement, we also entered into several ancillary agreements, including: (i) a Common Stock Purchase Agreement with Cantor, pursuant to which, the Combined Company after the Closing has the right from time to time to sell to Cantor up to $40 million in shares of its Class A common stock, subject to certain limitations and conditions set forth therein and (ii) certain subscription agreements with the FOXO Backstop Investors, pursuant to which, in the event that, at the Closing, we have cash or cash equivalents of less than $10,000,000, the FOXO Backstop Investors will subscribe for up to 1,000,000 shares of our Class A common stock, subject to certain limitations and conditions set forth therein.

On June 6, 2022, the Extension Amendment, which extends the date by which we must consummate our initial Business Combination from June 15, 2022 to September 15, 2022 (or such earlier date as determined by the our board of directors), was approved. If the initial Business Combination is not consummated by September 15, 2022, then our existence will terminate, and we will distribute amounts in the Trust Account as provided in the Amended and Restated Certificate of Incorporation. At the meeting related to the Extension Amendment, public stockholders holding 9,077,422 Public Shares exercised their right to redeem their Public Shares for a pro rata portion of the funds in the Trust Account. As a result, $90,792,966.89 (approximately $10.00 per Public Share) was removed from the Trust Account to pay such holders.

Recent Developments

The FOXO Transaction Agreement was further amended on July 6, 2022 and August 12, 2022. On July 6, 2022, the Company, FOXO and the Purchaser Representative entered into the Second FOXO Amendment, pursuant to which the number of shares of Purchase Class A Common Stock to be issued as Merger Consideration to certain members of FOXO’s management and certain strategic partners of FOXO at the Closing under the Management Contingent Plan was reduced from ten million (10,000,000) shares to nine million two hundred thousand (9,200,000) shares. In addition, the parties agreed that FOXO will be permitted to issue additional shares of FOXO Class A Common Stock to an existing stockholder of FOXO as consideration for certain services. The Second FOXO Amendment will have no effect on the aggregate amount to be paid by the Company for FOXO.

On August 12, 2022, the Company, FOXO and the Purchaser Representative entered into the Third FOXO Amendment, pursuant to which the parties agreed to (i) eliminate dual-class shares from the capitalization structure of the Combined Company following the FOXO Business Combination and, in connection therewith, agreed that, at the Closing, all of the outstanding shares of Class B common stock shall be exchanged for shares of Class A common stock on a one-to-one basis, as Stockholder Merger Consideration, and the Proposed Purchaser Charter would be amended to reflect the elimination of the Company’s Class V common stock from the Combined Company’s capitalization structure and (ii) expand the national securities exchanges on which the Company’s securities may be listed at or prior to the Closing to include additional national securities exchanges. The Third FOXO Amendment will have no effect on the aggregate amount to be paid by the Company for FOXO.

Copies of the Second and Third FOXO Transaction Agreement are attached as Exhibits 2.1 and 2.2 to this Report and are incorporated herein by reference. The disclosures set forth herein are intended to be a summary only and is qualified in its entirety by reference to the Second and Third FOXO Transaction Agreement.

On July 8, 2022, the Company filed an amendment to the FOXO Registration Statement.

On July 19, 2022, the Company received $386,665.23 from FOXO as the second installment of the FOXO Note. The proceeds of this draw were sent to the Trust Account.

On July 19, 2022, the Company withdrew $56,028 from its Trust Account as reimbursement for estimated franchise tax payments.

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

For the three and six months ended June 30, 2022, we had a net loss of $132,253 and $509,225, which consists of change in fair value of warrant liability of $943,298 and $2,908,085, operating costs of $1,174,057 and $3,573,487 offset by interest income of $112,508 and $156,177, and an unrealized loss on marketable securities of $5,002 and $0.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only sources of liquidity were an initial purchase of Founder Shares for $25,000 by our Sponsor, and a total of $141,134 of loans from our Sponsor under the IPO Note. As of June 30, 2022, the amounts borrowed under the IPO Note have been repaid in full.

On December 15, 2020, we consummated our Initial Public Offering in which we sold 20,125,000 Units at a price of $10.00 per Unit generating gross proceeds of $201,250,000 before underwriting fees and expenses. The Sponsor purchased 632,500 Placement Units at a price of $10.00 per Placement Unit, generating gross proceeds of $6,325,000 in the Private Placement.

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

As of June 30, 2022 and December 31, 2021, we had available to us $147,023 and $638,228 of cash on our balance sheet. We will use these funds primarily to evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination, such as the FOXO Business Combination. As of June 30, 2022, we also had $37,665 in interest income available from our investments in our Trust Account to pay for our tax obligations. During the periods ended June 30, 2022 and December 31, 2021, we withdrew $147,436 and $0 from the Trust Account to pay our tax obligations.

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

On February 23, 2022, we issued the Sponsor Note to our Sponsor in the principal amount of up to $2,000,000. The Sponsor Note was issued in connection with advances our Sponsor has made, and may make in the future, to us for working capital expenses. As of June 30, 2022, we have drawn down $560,000 under the Sponsor Note.

In connection with the Extension Amendment, on June 6, 2022, we issued the FOXO Note, a promissory note in the aggregate principal amount of up to $1,159,995.69 to FOXO. Pursuant to the FOXO Note, FOXO agreed to loan the Company an aggregate principal amount of up to $1,159,995.69 to be deposited into the Trust Account for each Public Share that was not redeemed in connection with the extension of our termination date for each month past June 15, 2022 until September 15, 2022, which may be drawn down in three equal amounts of $386,665.23 per withdrawal, between the 15th and 22nd of each of June, July and August 2022. A sum of $386,665.23 was promptly drawn down on the Extension Loan and deposited into the Trust Account to cover the first month of the extension. As of June 30, 2022, we have drawn down $386,665.23 under the FOXO Note.

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

At June 30, 2022 and December 31, 2021, we did not have any capital lease obligations or operating lease obligations.

The underwriters in our Initial Public Offering were paid a cash underwriting fee of 2% of gross proceeds of the Initial Public Offering or $4,025,000. In addition, the underwriters, RBCCM, entitled to aggregate deferred underwriting commissions of $7,043,750 consisting of 3.5% of the gross proceeds of the Initial Public Offering. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial Business Combination, subject to the terms of the underwriting agreement.

On June 1, 2022, RBCCM delivered to the Company notice of the RBCCM Termination, effective as of June 8, 2022, and waived any fees and compensation in connection with its role as a financial advisor and capital markets advisor to the Company. RBCCM also contemporaneously waived its entitlement to the payment of any deferred compensation (in an aggregate amount of $4,021,875) in connection with its role as underwriter in the Initial Public Offering.

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

Critical Accounting Policies

The preparation of the unaudited condensed financial statements and related notes included under “Item 1. Financial Statements” and related disclosures in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity (deficit). The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s balance sheet.

Loss Per Common Share

Basic loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Consistent with ASC 480, common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the periods ended June 30, 2022 and 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of common stock to be issued to settle warrants, as calculated using the treasury method. For the periods ended June 30, 2022 and 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common stock, since the exercise of the warrants is contingent on the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

Warrant Liability

We account for our outstanding Public Warrants and Placement Warrants in accordance with ASC 815-40, under which the Warrants do not meet the criteria for equity classification and must be recorded as liabilities. As both the Public Warrant and Placement Warrants meet the definition of a derivative under ASC 815, they are measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, with any subsequent changes in fair value recognized in the statement of operations in the period of change.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the unaudited condensed financial statements and related notes included under “Item 1. Financial Statements”.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination, such as the FOXO Business Combination, may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination, such as the FOXO Business Combination.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer (the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

ITEM 1A. RISK FACTORS

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) IPO Registration Statement and (ii) Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 7, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks relating to the FOXO Transaction Agreement, the FOXO Business Combination and FOXO, see the FOXO Registration Statement.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and, potentially, non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms or at all.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

There may be significant competition for us to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many companies have entered into business combinations with SPACs, and there are still many SPACs seeking targets for their initial business combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are a large number of SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued the SPAC Rule Proposals relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of the registration statement for its initial public offering or that may not complete its business combination within 24 months after such date. We have not entered into a definitive business combination agreement within 18 months after the effective date of our IPO Registration Statement and may not complete our initial business combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the IPO Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial Business Combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

We may not be able to complete an initial Business Combination with a U.S. target company since such initial Business Combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed Business Combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial Business Combination with such business. In addition, if our potential Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial Business Combination. CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our stockholders. A s a result, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other SPACs which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part I, Item 5(g) of our Annual Report on Forms 10-K and 10-K/A for the fiscal year ended December 31, 2020, as filed with the SEC on March 31, 2021 and May 17, 2021, respectively. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit Number	Description of Exhibit
2.1	The Amendment to Agreement and Plan of Merger, dated as of July 6, 2022, by and among Delwinds Insurance Acquisition Corp., FOXO Technologies Inc. and DIAC Sponsor LLC, in its capacity as Purchaser Representative. (2)
2.2	The Amendment to Agreement and Plan of Merger, dated as of August 12, 2022, by and among Delwinds Insurance Acquisition Corp., FOXO Technologies Inc. and DIAC Sponsor LLC, in its capacity as Purchaser Representative. (3)
3.1	Amendment to Amended and Restated Certificate of Incorporation. (1)
10.1	Promissory Note issued to FOXO Technologies Inc., dated June 6, 2022. (1)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 6, 2022.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2022.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELWINDS INSURANCE ACQUISITION CORP.

Date: August 12, 2022	/s/ Andrew Poole
	Name:	Andrew Poole
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 12, 2022	/s/ Bryce Quin
	Name:	Bryce Quin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)