Form 10-Q
period 2022-09-30
FOXO TECHNOLOGIES INC.
filed 2022-11-21
CIK 1812360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-39783

FOXO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Delaware	85-1050265
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

729 N. Washington Ave., Suite 600 Minneapolis, MN	55401
(Address of principal executive offices)	(Zip Code)

(612) 562-9447

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Class A Common Stock, par value $0.0001	FOXO	NYSE American
Warrant, each whole warrant exercisable for one share of Class A Common Stock for $11.50 per share	FOXO.WS	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 18, 2022, there were 31,187,069 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) of the registrant issued and outstanding.

FOXO Technologies inc.

FORM 10-Q FOR THE QUARTER ENDED SEPTEBMER 30, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FOXO technologies inc. and subsidiaries

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$10,454	$6,856
Supplies	2,057	295
Prepaid expenses	511	444
Prepaid consulting fees	4,758	-
Other current assets	20	23
Total current assets	17,800	7,618

Property and equipment, net	136	187
Intangible assets	2,071	191
Investments	100	100
Reinsurance recoverables	18,754	19,463
Cloud computing arrangements	4,709	2,745
Forward purchase collateral	27,919	-
Total assets	$71,489	$30,304

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,706	$3,456
Related party payable	500	-
Shares payable	384	-
Parallel run advance	256	-
Accrued and other liabilities	504	402
Forward purchase put derivative	1,284	-
Forward purchase collateral derivative	27,378	-
Related party convertible debentures	-	9,967
Convertible debentures	-	22,236
Total current liabilities	33,012	36,061
Warrant liability	1,038	-
Long term debt	2,918	-
Policy reserves	18,754	19,463
Total liabilities	55,722	55,524
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued or outstanding as of September 30, 2022	-	-
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 33,027,830 issued and outstanding as of September 30, 2022	3	-
Undesignated preferred stock, $.00001 par value; 90,000,000 shares authorized, none issued and outstanding as of December 31, 2021)	-	-
Non-redeemable preferred stock series A, $.00001 par value; 10,000,000 shares authorized, 8,000,000 shares issued and outstanding as of December 31, 2021	-	21,854
Common stock class A, $.00001 par value; 800,000,000 shares authorized; 30,208 shares issued and outstanding as of December 31, 2021)	-	-
Common stock class B, $.00001 par value, 100,000,000 shares authorized; 2,000,000 shares issued and outstanding as of December 31, 2021)	-	-
Additional paid-in capital	144,672	4,902
Accumulated deficit	(128,908)	(51,976)
Total stockholders’ equity (deficit)	15,767	(25,220)
Total Liabilities and Stockholders’ Equity (Deficit)	$71,489	$30,304

See accompanying Notes to Unaudited Consolidated Financial Statements

Foxo Technologies INc. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Total revenue	$14	$31	$93	$93
Operating expenses:
Research and development	558	1,665	2,160	4,321
Selling, general and administrative	8,269	2,721	17,239	7,640
Total operating expenses	8,827	4,386	19,399	11,961
Loss from operations	(8,813)	(4,355)	(19,306)	(11,868)
Non-cash change in fair value of convertible debentures	(3,697)	(22,571)	(28,180)	(24,890)
Change in fair value of warrant liability	1,349	-	1,349	-
Change in fair value of forward purchase put derivative	(1,284)	-	(1,284)	-
Change in fair value of forward purchase collateral derivative	(27,378)	-	(27,378)	-
Other expense	(779)	(2)	(883)	(31)
Interest expense	(424)	(313)	(1,250)	(825)
Total other expense	(32,213)	(22,886)	(57,626)	(25,746)
Loss before income taxes	(41,026)	(27,241)	(76,932)	(37,614)
Provision for income taxes	-	-	-	-
Net loss	$(41,026)	$(27,241)	$(76,932)	$(37,614)

Net loss per Class A common stock, basic and diluted	$(6.70)	$(4.68)	$(12.88)	$(6.47)

See accompanying Notes to Unaudited Consolidated Financial Statements

FOXO TECHNOLOGIES INC. and subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands)

(Unaudited)

		FOXO Technologies Operating Company						FOXO Technologies Inc.
	Stockholder Subscription	Series A Preferred Stock		Common Stock (Class A)		Common Stock (Class B)		Common Stock (Class A)		Additional Paid-in-	Accumulated
	Receivable	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Three Months Ended September 30, 2021
Balance, June 30, 2021	$(1,250)	8,000,000	$21,854	30,000	$-	2,000,000	$-	-	$-	$4,447	$(23,861)	$1,190
Net loss	-	-	-	-	-	-	-	-	-	-	(27,241)	(27,241)
Lease contributions	-	-	-	-	-	-	-	-	-	137	-	137
Equity-based compensation	-	-	-	-	-	-	-	-	-	45	-	45
Subscriptions received	1,250	-	-	-	-	-	-	-	-	-	-	1,250
Balance, September 30, 2021	$-	8,000,000	$21,854	30,000	$-	2,000,000	$-	-	$-	$4,629	$(51,102)	$(24,619)

Nine Months Ended September 30, 2021
Balance, December 31, 2020	$(3,750)	8,000,000	$21,854	-	$-	2,000,000	$-	-	$-	$4,104	$(13,488)	$8,720
Net loss	-	-	-	-	-	-	-	-	-	-	(37,614)	(37,614)
Lease contributions	-	-	-	-	-	-	-	-	-	410	-	410
Equity-based compensation	-	-	-	-	-	-	-	-	-	102	-	102
Subscriptions received	3,750	-	-	-	-	-	-	-	-	-	-	3,750
Warrants issued	-	-	-	-	-	-	-	-	-	13	-	13
Issuance of shares for restricted stock	-	-	-	30,000	-	-	-	-	-	-	-	-
Balance, September 30, 2021	$-	8,000,000	$21,854	30,000	$-	2,000,000	$-	-	$-	$4,629	$(51,102)	$(24,619)

Three Months Ended September 30, 2022
Balance, June 30, 2022	$-	8,000,000	$21,854	1,545,154	$-	2,000,000	$-	-	$-	$12,026	$(87,882)	$(54,002)
Activity prior to the business combination:
Net loss	-	-	-	-	-	-	-	-	-	-	(9,531)	(9,531)
Equity-based compensation	-	-	-	-	-	-	-	-	-	211	-	211
Effects of the business combination:												-
Conversion of Series A Preferred Stock	-	(8,000,000)	(21,854)	8,000,000	-	-	-	-	-	21,854	-	-
Conversion of Bridge Loans	-	-	-	15,172,729	-	-	-	-	-	88,975	-	88,975
Conversion of Class B Common Stock	-	-	-	2,000,000	-	(2,000,000)	-	-	-	-	-	-
Conversion of existing Class A Common Stock	-	-	-	(26,717,883)	-	-	-	15,518,705	1	-	-	1
Reverse recapitalization	-	-	-	-	-	-	-	8,143,649	1	19,677	-	19,678
Activity after the business combination:	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(31,495)	(31,495)
Equity-based compensation	-	-	-	-	-	-	-	9,175,000	1	329	-	330
Cantor Commitement Fee	-	-	-	-	-	-	-	190,476	-	1,600	-	1,600
Balance, September 30, 2022	$-	-	$-	-	$-	-	$-	33,027,830	$3	$144,672	$(128,908)	$15,767

Nine Months Ended September 30, 2022
Balance, December 31, 2021	$-	8,000,000	$21,854	30,208	$-	2,000,000	$-	-	$-	$4,902	$(51,976)	$(25,220)
Activity prior to the business combination:
Net loss	-	-	-	-	-	-	-	-	-	-	(45,437)	(45,437)
Lease contributions	-	-	-	-	-	-	-	-	-	225	-	225
Equity-based compensation	-	-	-	-	-	-	-	-	-	717	-	717
Warrant repurchase	-	-	-	-	-	-	-	-	-	(507)	-	(507)
Issuance of shares for exercised stock options	-	-	-	14,946	-	-	-	-	-	-	-	-
Issuance of shares for consulting agreement	-	-	-	1,500,000	-	-	-	-	-	6,900	-	6,900
Effects of the business combination:
Conversion of Series A Preferred Stock	-	(8,000,000)	(21,854)	8,000,000	-	-	-	-	-	21,854	-	-
Conversion of Bridge Loans	-	-	-	15,172,729	-	-	-	-	-	88,975	-	88,975
Conversion of Class B Common Stock	-	-	-	2,000,000	-	(2,000,000)	-	-	-	-	-	-
Conversion of existing Class A Common Stock	-	-	-	(26,717,883)	-	-	-	15,518,705	1	-	-	1
Reverse recapitalization	-	-	-	-	-	-	-	8,143,649	1	19,677	-	19,678
Activity after the business combination:
Net loss	-	-	-	-	-	-	-	-	-	-	(31,495)	(31,495)
Equity-based compensation	-	-	-	-	-	-	-	9,175,000	1	329	-	330
Cantor Commitement Fee	-	-	-	-	-	-	-	190,476	-	1,600	-	1,600
Balance, September 30, 2022	$-	-	$-	-	$-	-	$-	33,027,830	$3	$144,672	$(128,908)	$15,767

See accompanying Notes to Unaudited Consolidated Financial Statements

FOXO TECHNOLOGIES INC. and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(76,932)	$(37,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	159	71
Equity-based compensation	1,002	8
Cantor Commitment Fee	1,600	-
Amortization of consulting fees	2,954	-
Change in fair value of convertible debentures	28,180	24,890
Change in fair value of forward purchase agreement collateral derivative	27,378	-
Change in fair value of warrants	(1,349)	-
Change in fair value of forward purchase agreement put derivative	1,284	-
Conversion of accrued interest	593	-
Contributions in the form of rent payments	225	410
Amortization of right-of-use assets	20	-
Accretion of operating lease liabilities	(20)	-
Recognition of prepaid offering costs upon election of fair value option	107	-
Accretion of interest earned on investment in convertible promissory note	-	(26)
Other	-	13
Changes in operating assets and liabilities:
Supplies	(1,762)	(296)
Prepaid expenses, consulting fees, and other current assets	(1,002)	55
Cloud computing arrangements	(1,941)	(1,701)
Reinsurance recoverables	709	88
Accounts payable	(489)	2,247
Accrued and other liabilities	761	197
Policy reserves	(709)	(88)
Net cash used in operating activities	(19,232)	(11,746)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(108)	(73)
Asset acquisition, net of cash acquired	-	(63)
Development of internal use software	(1,622)	(9)
Acquisition of convertible promissory note	-	(50)
Net cash used in investing activities	(1,730)	(195)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of related party convertible debentures	-	3,250
Proceeds from issuance of convertible debentures	28,000	7,250
Warrant repurchase	(507)	-
Senior PIK Notes proceeds	3,458	-
Reverse recapitalization proceeds	23,226	-
Forward purchase agreement escrow	(29,135)	-
Forward purchase agreement proceeds	484	-
Forward purchase agreement collateral release to Meteora	733	-
Deferred offering costs	(539)	-
Related party promissory note	(1,160)	-
Proceeds received from stockholder subscription receivable	-	3,750
Net cash provided by financing activities	24,560	14,250
Net increase in cash and cash equivalents	3,598	2,309
Cash and cash equivalents at beginning of period	6,856	8,123
Cash and cash equivalents at end of period	$10,454	$10,432

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of phantom equity to stock options	$-	$54
Conversion of debt	$88,382	$-
Conversion of preferred stock	$21,854	$-
Accrued internal use software	$239	$-

See accompanying Notes to Unaudited Consolidated Financial Statements

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 1 DESCRIPTION OF BUSINESS

FOXO Technologies Inc. (“FOXO” or the “Company”), f/k/a Delwinds Insurance Acquisition Corp. (“Delwinds”), a Delaware corporation, was originally formed in April 2020 as a publicly traded special purpose company for the purpose of effecting a merger, capital stock exchange, asset acquisition, reorganization, or similar business combination involving one or more businesses. FOXO is a leader in commercializing epigenetic biomarker technology to support groundbreaking scientific research and disruptive next-generation business initiatives. The Company applies automated machine learning and artificial intelligence technologies to discover epigenetic biomarkers of human health, wellness and aging. The Company has been building a life insurance business to support the commercial applications of its epigenetic biomarker underwriting technology and consumer engagement platform service business. On August 20, 2021, the Company completed its acquisition of Memorial Insurance Company of America (“MICOA”) and renamed it FOXO Life Insurance Company.

The Company manages and reports results of operations for two reportable business segments: FOXO Life, the Company’s life insurance business operations, and FOXO Labs, the Company’s epigenetic biomarker technology business operations.

The Business Combination

On February 24, 2022, Delwinds entered into a definitive Agreement and Plan of Merger, dated as of February 24, 2022, as amended on April 26, 2022, July 6, 2022 and August 12, 2022 (the “Merger Agreement”), with FOXO Technologies Inc., now known as FOXO Technologies Operating Company (“FOXO Technologies Operating Company”), DWIN Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Delwinds (“Merger Sub”), and DIAC Sponsor LLC (the “Sponsor”), in its capacity as the representative of the stockholders of Delwinds from and after the closing (the “Closing”) of the transactions contemplated by the FOXO Transaction Agreement (collectively, the “Transaction” or the “Business Combination”). Simultaneously with the execution of the Merger Agreement, Delwinds entered into a Common Stock Purchase Agreement (the “ELOC Agreement”) with CF Principal Investments LLC (the “Cantor Investor”), pursuant to which, assuming satisfaction of certain conditions and subject to limitations set forth in the ELOC Agreement, the Company would have the right, from time to time to sell the Cantor Investor up to $40,000 in shares of the Company’s Class A common stock (the “Class A Common Stock”) until the first day of the next month following the 36-month anniversary of when the Securities and Exchange Commission (“SEC”) has declared effective a registration statement covering the resale of such shares of Class A Common Stock or until the date on which the facility has been fully utilized, if earlier.

The Business Combination was approved by Delwinds’ stockholders on September 14, 2022 and closed on September 15, 2022 (the “Closing Date”) whereby Merger Sub merged into FOXO Technologies Operating Company, with FOXO Technologies Operating Company surviving the merger as a wholly owned subsidiary of the Company (the “Combined Company”), and with FOXO Technologies Operating Company security holders becoming security holders of the Combined Company. Immediately upon the Closing, the name of Delwinds was changed to FOXO Technologies Inc.

Following the Closing, FOXO is a holding company whose wholly-owned subsidiary, FOXO Technologies Operating Company, conducts all of the core business operations. FOXO Technologies Operating Company maintains its two wholly-owned subsidiaries, FOXO Labs Inc. and FOXO Life, LLC. FOXO Labs maintains a wholly-owned subsidiary, Scientific Testing Partners, LLC, while FOXO Life Insurance Company is a wholly-owned subsidiary of FOXO Life, LLC. References to “FOXO” and the “Company” in these unaudited consolidated financial statements refer to FOXO Technologies Operating Company and its wholly-owned subsidiaries prior to the Closing and FOXO Technologies Inc. following the Closing.

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

In accordance with the terms of the Merger Agreement, at Closing, the Company (i) acquired 100% of the issued and outstanding FOXO Technologies Operating Company Class A common stock (the “FOXO Class A Common Stock”) in exchange for equity consideration in the form of the Company’s Class A Common Stock, (ii) acquired 100% of the issued and outstanding shares of FOXO Technologies Operating Company Class B common stock (the “FOXO Class B Common Stock”) in exchange for equity consideration in the form of the Company’s Class A Common Stock.

Immediately prior to the Closing, the following transactions occurred:

●	8,000,000 shares of FOXO Technologies Operating Company Series A preferred stock (the “FOXO Preferred Stock”) were exchanged for 8,000,000 shares of FOXO Class A Common Stock.

●	The 2021 Bridge Debentures (as defined in Note 5) in the principal amount, together with accrued and unpaid interest, of $24,402 were converted into 6,759,642 shares of FOXO Class A Common Stock.

●	The holders of the 2022 Bridge Debentures (as defined in Note 5) in the principal amount, together with accrued and unpaid interest, of $34,496 were converted into 7,810,509 shares of FOXO Class A Common Stock.

As a result of and upon the Closing, among other things, (1) all outstanding shares of FOXO Class A Common Stock (after giving effect to the conversion of the FOXO Preferred Stock, the 2021 Bridge Debentures, and 2022 Bridge Debentures into share of FOXO Class A Common Stock) and FOXO Class B Common Stock were converted into 15,518,705 shares of the Company’s Class A Common Stock, (2) all FOXO options and FOXO warrants outstanding immediately before the Closing (“Assumed Options” and “Assumed Warrants”, as applicable) were assumed and converted, subject to adjustment pursuant to the terms of the Merger Agreement, into options and warrants, respectively, of the Company, exercisable for share of the Company’s Class A Common Stock and (3) other than the Assumed Options and Assumed Warrants, all other convertible securities and other rights to purchase capital stock of FOXO Technologies Operating Company were retired and terminated, if they were not converted, exchanged or exercised for FOXO Technologies Operating Company stock immediately prior the Closing.

Note 2 LIQUIDITY AND MANAGEMENT’S PLAN

The Company’s history of losses requires management to critically assess its ability to continue operating as a going concern. For the three and nine months ended September 30, 2022, the Company incurred a net loss of $41,026 and $76,932, respectively. As of September 30, 2022, the Company had an accumulated deficit of $128,908. Cash used in operating activities for the nine months ended September 30, 2022 was $19,232. As of September 30, 2022, the Company had $5,453 of available cash and cash equivalents, excluding amounts required to be held as statutory capital and surplus by FOXO Life Insurance Company.

The Company’s ability to continue as a going concern is dependent on generating revenue, raising additional equity or debt capital, reducing losses and improving future cash flows. The Company will continue ongoing capital raise initiatives and has demonstrated previous success in raising capital to support its operations. For instance, in the first and second quarters of 2022, the Company issued convertible debentures for $28,000 that has subsequently converted to equity. However, the Company can provide no assurance that these actions will be successful or that additional sources of financing will be available on favorable terms, if at all. As such, until additional equity or debt capital is secured and the Company begins generating sufficient revenue, there is substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the issuance of these unaudited consolidated financial statements.

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the unaudited consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. The unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021 and the notes thereto. The consolidated balance sheet data as of December 31, 2021 was derived from the audited consolidated financial statements as of that date but does not include all disclosures required by U.S. GAAP. In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal or recurring nature, which are necessary for a fair presentation of financial position, operating results and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Pursuant to the Business Combination, the acquisition of FOXO Technologies Operating Company by Delwinds was accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method, Delwinds was treated as the “acquired” company for financial reporting purposes. For accounting purposes the Reverse Recapitalization was treated as the equivalent of FOXO Technologies Operating Company issuing equity securities for the net assets of Delwinds, accompanied by a recapitalization. The net assets of Delwinds are stated at historical cost, with no goodwill or other intangible asset being recorded. The condensed assets, liabilities and results of operations prior the Reverse Recapitalization are those of FOXO Technologies Operating Company.

The unaudited consolidated financial statements include the accounts of FOXO and its wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

EMERGING GROWTH COMPANY

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933 and as modified by the Jumpstart Our Business Startups Act of 2012, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, and reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult because of the potential differences in accounting standards used.

USE OF ESTIMATES

The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that management believes are reasonable under the circumstances. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized. All revisions to accounting estimates are recognized in the period in which the estimates are revised. A description of each critical estimate is incorporated within the discussion of the related accounting policies which follow.

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

CASH AND CASH EQUIVALENTS

The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. At times, cash account balances may exceed insured limits. The Company has not experienced any losses related to such accounts and believes it is not exposed to any significant credit risk on its cash and cash equivalents.

PROPERTY AND EQUIPMENT, NET

Property and equipment is recorded at cost. The cost of additions and betterments are capitalized and expenditures for repairs and maintenance are expensed in the period incurred. When property and equipment is sold or retired, the related cost and accumulated depreciation are removed from the consolidated balance sheets and any gain or loss is included in the consolidated statements of operations as incurred. When property and equipment is abandoned before the end of its previously estimated useful life the depreciable life is revised to the shorter remaining useful life. Property and equipment is presented net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are generally three years for computers and office equipment and seven years for furniture and fixtures. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the lease.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets, including property and equipment and right-of-use assets, to determine potential impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability is measured by comparing the carrying amount of the asset group with the future undiscounted cash flows the assets are expected to generate. If such assets are considered impaired, an impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets. Management determined that there was no impairment of long-lived assets as of September 30, 2022 and December 31, 2021.

CAPITALIZED IMPLEMENTATION COSTS

The Company capitalizes certain development costs associated with internal use software and cloud computing arrangements incurred during the application development stage. The Company expenses costs associated with preliminary project phase activities, training, maintenance, and any post-implementation costs as incurred. Capitalized costs related to projects to develop internal use software are included within intangible assets on the consolidated balance sheets, while capitalized costs related to cloud computing arrangements are included within cloud computing arrangements on the consolidated balance sheets. Capitalized costs will be amortized on a straight-line basis once application development is complete based on the estimated life of the asset or the expected term of the contract, as applicable. Application development was ongoing as of September 30, 2022 for all such projects and thus no amortization has been recorded to date.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

Level 1 – defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets.

Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active.

Level 3 – defined as unobservable inputs in which little or no market data exits, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

In some circumstances, the inputs used to measure the fair value might be categorized within different levels of the fair value hierarchy. In these instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

DERIVATIVE INSTRUMENTS

The Company does not use derivative instruments to hedge exposure to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments, including stock purchase warrants and forward share purchase obligations, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815-15, “Derivatives and Hedging – Embedded Derivatives.” The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

DEBT

The Company issued convertible debentures to related and nonrelated parties, which included original issue discounts, conversion features and detachable warrants, as further discussed in Note 5 to these consolidated financial statements. The detachable warrants represent freestanding, separable equity-linked financial instruments recorded at fair value. The fair value of the detachable warrants is calculated using a Black-Scholes valuation model. The Company elected the fair value option for the convertible debt, which requires recognition at fair value upon issuance and on each balance sheet date thereafter. Changes in the estimated fair value are recognized as non-cash change in fair value of convertible debentures in the consolidated statements of operations. As a result of applying the fair value option, direct costs and fees related to the issuance of the convertible debt were expensed and not deferred.

REVENUE RECOGNITION

The Company’s revenues consist of royalties based on the Company’s epigenetic biomarker research, agents’ commissions earned on the sale, servicing and placement of life insurance policies, and epigenetic testing services sold primarily to research organizations. Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. To recognize revenues, the Company applies the following five step approach: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenues when a performance obligation is satisfied. The Company accounts for a contract when it has approval and commitment from all parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The Company applies judgment in determining the customer’s ability and intention to pay based on a variety of factors including the customer’s historical payment experience. As of September 30, 2022 and December 31, 2021, the Company had no contract assets or liabilities related to revenue arrangements or transactions.

FOXO Labs — Epigenetic biomarker royalties

The Company has granted a license to Illumina, Inc. (“Illumina”) for the exclusive right to manufacture and sell infinium mouse methylation arrays using the Company’s research on epigenetic biomarkers in exchange for a royalty on global sales. Illumina provides reporting to the Company so that revenue can be properly recognized as the license is used. Revenue is recorded net as the Company is not considered the principal in the transaction. Epigenetic biomarker royalties are recorded with the FOXO Labs reportable segment. During the third quarter of 2022, the royalty was reduced from 5% to 1.25% in exchange for eliminating a purchase commitment for mouse methylation arrays as further discussed in Note 13.

FOXO LIFE — Life insurance commissions

FOXO Life, LLC, currently an insurance agency, receives insurance commission revenue from the distribution and sale of life insurance policies based on a percentage of the premiums paid by its customers. These commission revenues are substantially recognized at a point in time on the effective date of the associated policies when control of the policy transfers to the client, as well as deferring certain revenues to reflect delivery of services over the contract period and are reported within the FOXO Life reportable segment. Commissions are fixed at the contract effective date and generally are based on a percentage of premiums for insurance coverage. Commission rates vary depending on a variety of factors, including the type of risk being placed, the particular underwriting enterprise’s demand, expected loss experience of the particular risk of coverage, and historical benchmarks surrounding the level of effort necessary for the Company to place and service the insurance contract.

The Company recognizes approximately 80% of commissions earned from the initial life insurance placement on the effective date of the underlying insurance contract. The amount of revenue recognized is based on costs to provide services up and through that effective date, including an appropriate estimate of profit margin on a portfolio basis (a practical expedient as defined in ASC 606, Revenue from Contracts with Customers). Based on the proportion of additional services provided in each period after the effective date of the insurance contract, including an appropriate estimate of profit margin, the Company recognizes approximately 15% of commission and fee revenues in the first three months, and the remaining 5% thereafter. These periods may be different than the underlying premium payment patterns of the insurance contracts, but the vast majority of services are fully provided within one year of the insurance contract effective date.

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

FOXO Labs — Epigenetic biomarker services

FOXO Labs receives epigenetic biomarker services revenue from the performance of lab services. The Company’s performance obligation is satisfied when the Company completes the epigenetic biomarker data analysis. At the completion of the biomarker testing, results are reviewed and released to the customer. The Company subsequently bills the organization for the epigenetic biomarker data based on the transaction price, which reflects the amount the Company has rights to under present contracts. Revenue is recognized and reported within the FOXO Labs reportable segment over the life of the contract as work is performed, as FOXO Labs has an enforceable right to payment as the performance is being completed. The Company elected the practical expedient to expense contract costs as incurred related to services provided because the contract term is less than one year.

EQUITY-BASED COMPENSATION

The Company measures all equity-based payments, including options and restricted stock to employees, service providers and nonemployee directors, using a fair-value based method. The cost of services received from employees and nonemployee directors in exchange for awards of equity instruments is recognized in the consolidated statements of operations based on the estimated fair value of those awards on the grant date or reporting date, if required to be remeasured, and amortized on a straight-line basis over the requisite service period. The Black-Scholes valuation model requires the input of assumptions, including the exercise price, volatility, expected term, discount rate, and the fair value of the underlying stock on the date of grant. These inputs are provided at the grant date for an equity classified award and each measurement date for a liability classified award. See Note 8 for additional disclosures regarding the equity-based compensation program.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Research and development expenses consist primarily of personnel costs and related benefits, as well as costs for outside consultants and professional services.

INCOME TAXES

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company is required to analyze its filing positions open to review and believes all significant positions have a “more-likely-than-not” likelihood of being upheld based on their technical merit and accordingly the Company has not identified any unrecognized tax benefits.

NET LOSS PER SHARE

Net loss per share of common stock is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company follows the provisions of ASC Topic 260, Earnings Per Share for determining whether outstanding shares that are contingently returnable are included for purposes of calculating net loss per share and determining whether instruments granted in equity-based compensation arrangements are participating securities for purposes of calculating net loss per share. See Note 10, Net Loss Per Share.

ASSET ACQUISITIONS

The Company follows the guidance in ASC 805, Business Combinations for determining the appropriate accounting treatment for asset acquisitions. When an acquisition does not meet the definition of a business combination because either: (i) substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset, or group of similar identified assets, or (ii) the acquired entity does not have an input and a substantive process that together significantly contribute to the ability to create outputs, the company accounts for the acquisition as an asset acquisition and goodwill is not recognized. The cost of the acquisition includes the fair value of consideration transferred and direct transaction costs attributable to the acquisition. Any excess cost over the fair value of the net assets acquired is allocated to the assets acquired based on their relative fair value; however, no excess acquisition cost is allocated to non-qualifying assets including financial assets or indefinite-lived intangible assets subject to fair value impairment testing.

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

REINSURANCE

The Company is subject to a 100% coinsurance agreement with the seller of MICOA, Security National Life Insurance Company. The amounts reported in the consolidated balance sheets as reinsurance recoverables include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverables on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverables. Management believes reinsurance recoverables are appropriately established. Reinsurance premiums are reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. The Company regularly evaluates the financial condition of the reinsurer and establishes allowances for uncollectible reinsurance recoverables as appropriate.

Revenues on traditional life insurance products subject to this reinsurance agreement consist of direct premiums reported as earned when due. Premium income includes premiums on reinsured policies and is reduced by premiums ceded. Expenses under the reinsurance agreement are also reduced by the amount ceded.

POLICY RESERVES

The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance and annuities. Generally, amounts are payable over an extended period. Liabilities for future policy benefits of traditional life insurance have been computed by using a net level premium method based upon estimates at the time of issue for investment yields, mortality and withdrawals. These estimates include provisions for experience less favorable than initially expected. Mortality assumptions are based on industry experience expressed as a percentage of standard mortality tables. Annuity liabilities are primarily associated with deferred annuity contracts. The deferred annuity contracts credit interest based on a fixed rate. Liabilities for deferred annuities are included without reduction for potential surrender charges. The liability is equal to accumulated deposits, plus interest credited, less policyholder withdrawals. Reserving assumptions for interest rates, mortality and expense are “locked in” upon the acquisition date for traditional life insurance contracts; significant changes in experience or assumptions may require the Company to provide for extended future losses by establishing premium deficiency reserves. Premium deficiency reserves are determined based on best estimate assumptions that exist at the time the premium deficiency reserve is established and do not include a provision for adverse deviation.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 removed certain exceptions to the general principles in ASC 740 and clarified and amended existing guidance to improve consistent application. This amended guidance was effective for public entities for interim and annual periods beginning after December 15, 2021. The Company adopted ASU 2019-12 effective January 1, 2022 and it did not have a material impact on the Company’s consolidated financial statements.

Other pronouncements issued by the FASB with future effective dates are either not applicable or are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 4 INTANGIBLE ASSETS AND CLOUD COMPUTING ARRANGEMENTS

The components of intangible assets as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Insurance license	$63	$63
Longevity pipeline	512	75
Underwriting API	839	53
Longevity API	657	-
Intangible assets	$2,071	$191

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The acquisition of MICOA was accounted for as an asset acquisition and an indefinite-lived insurance license intangible asset was recognized for $63. As this intangible asset has been deemed to have an indefinite life, the asset is not subject to amortization, but is assessed for impairment annually, unless conditions arise that necessitate more frequent evaluation.

During the year ended December 31, 2021, the Company began developing internal use software related to the development of a longevity methylation pipeline for epigenetic data and underwriting application programming interface (“API”). During the nine months ended September 30, 2022, the Company began developing a longevity API to show the results derived from the longevity pipeline. The Company has capitalized costs incurred during the application development stage and has determined that once completed, these intangible assets will have a finite life. Application development on these projects is ongoing as of September 30, 2022. Amortization will be recorded on a straight-line basis when the assets are ready for their intended use.

The components of cloud computing arrangements as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Digital insurance platform	$2,966	$1,980
Health study tool	1,743	765
Cloud computing arrangements	$4,709	$2,745

The Company entered into a cloud computing arrangement to develop a digital insurance platform and health study tool. Costs related to the application development phase are included in cloud computing arrangements. As of September 30, 2022, the application development phase remains ongoing for the digital insurance platform and health study tool. Amortization will be recorded on a straight-line basis over the expected term of the contract when the assets are ready for their intended use.

The Company’s internal use software and cloud computing arrangements, including the longevity pipeline, underwriting API, longevity API, digital insurance platform and health study tool, include amounts capitalized for interest.

Note 5 DEBT

15% Senior PIK Notes

On September 20, 2022, the Company entered into separate Securities Purchase Agreements with accredited investors pursuant to which the Company issued its 15% Senior PIK Notes (the “Senior PIK Notes”) in the aggregate principal amount of $3,458. The Company received net proceeds of $2,918, after deducting fees and expenses of $540.

The Senior PIK Notes bear interest at 15% per annum, paid in arrears quarterly by payment in kind through increasing the principal amount. The Senior PIK Notes mature on April 1, 2024 (the “Maturity Date”). Commencing on November 1, 2023, the Company is required to pay the holders of the Senior PIK Notes and on each one month anniversary thereof an equal amount until the outstanding principal balance has been paid in full on the Maturity Date. In addition, the Company has agreed that any proceeds from the sale of shares of Class A Common Stock under the ELOC Agreement will be used only for the amortization of the Senior PIK Notes until paid in full. If the Senior PIK Notes are prepaid in the first year, the Company is required to pay the holders in addition to the original principal amount the interest that would have been payable through the first year.

The Company has agreed to no additional equity or debt financing, without the consent of a majority of the holders of the Senior PIK Notes, other than to be utilized for amortization of the Senior PIK Notes. The Company shall not incur other indebtedness, except for certain exempt indebtedness, until such time the Senior PIK Notes are repaid in full, however the Senior PIK Notes are unsecured.

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

2021 Bridge Debentures

During the first quarter of 2021, the Company entered into separate Securities Purchase Agreements with accredited investors (the “2021 Bridge Investors”), pursuant to which the Company issued its 12.5% Original Issue Discount (“OID”) Convertible Debentures for $11,812 in aggregate principal (“2021 Bridge Debentures”). The Company received net proceeds of $9,612 from the sale of the 2021 Bridge Debentures, after an OID of 12.5% and deducting fees and expenses of $888. The 2021 Bridge Debentures were executed in three tranches, with $7,883 in aggregate principal issued on January 25, 2021, $3,367 in aggregate principal issued on February 23, 2021, and $562 in aggregate principal issued on March 4, 2021. Convertible debentures for $3,656 in aggregate principal that were issued on January 25, 2021 to the Company’s Chief Executive Officer, Chief Operating Officer, and to an individual who provides consulting services to the Company were presented as related party debt.

Each issuance of 2021 Bridge Debentures included detachable warrants for the right to purchase up to a total of 1,905,853 shares, after giving effect to the conversion of FOXO Class A Common Stock to the Company’s Class A Common Stock. Additional detachable warrants were issued to the underwriter of the issuance of the 2021 Bridge Debentures. The Company concluded the detachable warrants represent freestanding equity-linked financial instruments to be recorded at their fair value on each respective issuance date. The fair value of the detachable warrants was determined using a Black-Scholes valuation model. The additional underwriter warrants were subsequently assigned and surrendered to the Company in exchange for cash payments of approximately $507 during the second quarter of 2022.

The 2021 Bridge Debentures accrued interest at a rate of 12% per annum and require interest only payments on a quarterly basis. The 2021 Bridge Debentures initially had a term of twelve months, but the Company retained the right to extend the maturity date for each issuance for an additional three-month period, a right which was exercised for each issuance during the first quarter 2022. In the first quarter of 2022, the Company entered into an amendment with the 2021 Bridge Investors (the “2021 Bridge Amendment”). The 2021 Bridge Amendment was executed to provide the Company additional time to finalize the Business Combination. The 2021 Bridge Amendment amended the terms of the 2021 Bridge Debentures to, among other things: (i) permit the Company to undertake another offering of convertible debentures, (ii) allow the Company to extend the maturity dates of the 2021 Bridge Debentures an additional five months following the end of the initial three-month extension period, discussed above, and (iii) implement additional amounts owed on the outstanding balance of the 2021 Bridge Debentures under certain circumstances, the first of which related to the signing of the Merger Agreement and resulted in an increase in the outstanding balance of approximately 135%, which was followed by an additional increase of approximately 145% of the outstanding balance when the 2021 Bridge Debentures remained outstanding at the end of the initial three-month extension period.

2022 Bridge Debentures

During the first and second quarters of 2022, the Company entered into separate Securities Purchase Agreements with accredited investors (the “2022 Bridge Investors”), pursuant to which the Company issued its 10% OID Convertible Debentures for $30,800 in aggregate principal (“2022 Bridge Debentures”). The Company received net proceeds of $28,000 from the sale of the 2022 Bridge Debentures, after an OID of 10%. The 2022 Bridge Debentures were issued in three tranches, with $16,500 in aggregate principal issued on March 1, 2022, $8,250 in aggregate principal issued on March 3, 2022 and the remaining $6,050 in aggregate principal issued on April 27, 2022.

The 2022 Bridge Debentures had a term of twelve months from the initial issuance dates and accrued interest at a rate of 12% per annum, of which 12 months was guaranteed. The Company retained the right to extend the maturity date for each issuance for an additional three-month period and incur an extension amount rate of 130% of the outstanding balance. The Company also had the option to prepay the 2022 Bridge Debentures at an amount equal to 120% of the sum of the outstanding principal and unpaid interest thereon if done within 365 days of the original issue date and 130% if during the extension period.

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

In connection with the sale of the 2022 Bridge Debentures, FOXO entered into a letter agreement between FOXO and an in institutional investor (the “Bridge Investor Side Letter”) pursuant to which FOXO agreed to issue such investor in connection with the Closing, such number of shares of FOXO Class A Common Stock, to be issued immediately prior to the Closing, that would be exchangeable into 350,000 shares of Class A Common Stock. Pursuant to the terms of the Bridge Investor Side Letter, the institutional investor was issued 602,578 shares of FOXO Class A Common Stock which were then exchanged for 350,000 shares of Class A Common Stock.

During the nine months ended September 30, 2022, the Company recognized contractual interest expense of $1,627 on the 2021 Bridge Debentures, comprised of $508 for related party holders and $1,119 for nonrelated party holders. During the three months ended September 30, 2022, the Company recognized contractual interest expense of $593 on the 2021 Bridge Debentures, comprised of $181 for related party holders and $412 for nonrelated party holders. The contractual interest expense on the 2022 Bridge Debentures was included in the fair value of the debt since the amount was known at the time of each issuance. The contractual interest on the 2022 Bridge Debentures as well as for the three months ended September 30, 2022 on the 2021 Bridge Debentures converted to shares of FOXO Class A Common Stock and subsequently exchanged for the Company’s Class A Common Stock as part of the Business Combination.

Note 6 RELATED PARTY TRANSACTIONS

Office Space

The Company subleased its office space from the holder of the FOXO Preferred Stock through May of 2022. The holder of the FOXO Preferred Stock paid all lease costs, including common area maintenance and other property management fees, on the Company’s behalf. These payments were treated as additional capital contributions.

Bridge Debentures

Prior to the conversion of the Bridge Debentures to shares of FOXO Technologies Operating Company Class A and subsequent exchange for Class A Common Stock of the Company at Closing of the Business Combination, there were related party borrowings which are described in more detail in Note 5.

Promissory Note

On June 6, 2022, the Company executed a promissory note, pursuant to which it loaned Delwinds an aggregate principal amount of $1,160, which represented $0.035 per share of Delwinds Class A common stock that was not redeemed in connection with the extension of the SPAC’s termination date from June 15, 2022 to September 15, 2022. The Company loaned Delwinds $387 per month in June 2022, July 2022, and August 2022 prior to Closing of the Business Combination. The outstanding balance on the promissory note eliminated upon consolidation with the Closing of the Business Combination.

Sponsor Loan

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor loaned Delwinds funds for working capital. As of September 30, 2022, $500 was remaining due to the sponsor and is shown as a related party payable in the consolidated balance sheet.

Consulting Agreement

In April 2022, the Company executed a consulting agreement with an individual (the “Consultant”) considered to be a related party of the Company as a result of his investment in the 2021 Bridge Debentures. The agreement has a term of twelve months, over which the Consultant is to provide services that include, but are not limited to, advisory services relating to the implementation and completion of the Business Combination. Following the execution of the agreement, as compensation for such services to be rendered as well as related expenses over the term of the contract, the Consultant was paid a cash fee of $1,425. The consulting agreement also calls for the payment of an equity fee as compensation for such services. The Company issued 1,500,000 shares of FOXO Class A Common Stock to the Consultant during the second quarter of 2022 to satisfy the equity fee. The Company has determined that all compensation costs related to the consulting agreement, including both cash fees and the equity fee, represent remuneration for services to be rendered evenly over the contract term. Thus, all such costs were initially recorded at fair value as prepaid consulting fees in the consolidated balance sheet and are being recognized as selling, general and administrative expenses in the consolidated statement of operations on a straight-line basis over the term of the contract. For the three and nine months ended September 30, 2022, $2,081 and $3,568 in expenses, respectively, were recognized related to the consulting agreement.

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 7 STOCKHOLDERS’ EQUITY

The unaudited consolidated statements of stockholders’ equity (deficit) reflects the Reserve Recapitalization. In connection with the Business Combination, the Company adopted the second amended and restated certificate of incorporation (the “Amended and Restated Company Charter”) to, among other things, increased the total number of authorized shares of all capital stock, par value $0.0001 per share, to 510,000,000 shares, consisting of (i) 500,000,000 shares of Class A Common Stock and (ii) 10,000,000 shares of preferred stock.

Also in connection with the Business Combination, 632,500 shares of Class B Common Stock were converted, on a one-to-one basis, into shares of Class A Common Stock, and as of September 30, 2022, there were no shares of Class B Common Stock issued or outstanding.

ELOC Agreement

Under the ELOC Agreement, the Company has the right to sell to the Cantor Investor up to $40,000 in shares of Class A Common Stock for a period until the first day of the month next following the 36-month anniversary of when the SEC has declared effective a registration statement covering the resale of such share of Class A Common Stock or until the date on which the facility has been fully utilized, if earlier. The purchase price of the shares of Class A Common Stock will be 97% of the volume weighted average price per share (“VWAP”) of the Class A Common Stock during the applicable purchase date on which the Company has timely delivered written notice to the Cantor Investor directing it to purchase shares of Class A Common Stock under the ELOC Agreement.

The ELOC Agreement provides for a commitment fee (the “Cantor Commitment Fee”) payable to the Cantor Investor at Closing for its irrevocable commitment to purchase shares of Class A Common Stock upon the terms and conditions of the ELOC Agreement. The Cantor Commitment fee was paid by the issuance of 190,476 shares of Class A Common Stock and is recorded in selling, general and administrative expenses in the consolidated statement of operations.

The Company has the right to terminate the ELOC Agreement at any time, at no cost or penalty, upon 10 trading days’ prior written notice. Additionally, the Cantor Investor has the right to terminate the ELOC Agreement on the seventh trading day following the Closing if the total market capitalization of the Company is less than $100 million as of such date.

Preferred Stock

The Amended and Restated Company Charter authorizes the Company to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022, there were no shares of preferred stock issued or outstanding.

Warrants

Public Warrants and Private Placement Warrants

The Company issued 10,062,500 common stock warrants in connection with Delwinds’ initial public offering (the “IPO”) (the “Public Warrants”). Simultaneously with the closing of the IPO, Delwinds consummated the private placement of 316,250 common stock warrants (the “Private Placement Warrants”).

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Each Public Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment. The Public Warrants become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Company is not obligated to deliver any shares of Class A Common Stock pursuant to the exercise of a warrant and has no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A Common Stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable, and the Company will not be obligated to issue shares of Class A Common Stock upon exercise of a warrant unless Class A Common Stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable will file with the SEC a registration statement covering the shares of Class A Common Stock issuable upon exercise of the warrants. If the registration statement covering the shares of Class A Common Stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the foregoing, if a registration statement covering the Class A Common Stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

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

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis”. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A Common Stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A Common Stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Assumed Warrants

At Closing, the Company assumed common stock warrants to purchase FOXO Class A Common Stock and exchanged such common stock warrants for common stock warrants to purchase 1,905,853 shares of the Company’s Class A Common Stock. Each Assumed Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $6.21 per share, subject to adjustment. The Assumed Warrants are exercisable over a three-year period from the date of issuance.

Shares Payable

The Company entered into a termination agreement with a vendor associated with the Business Combination. The Company agreed to provide 300,000 shares in connection with the agreement which have not been issued as of September 30, 2022. The obligation to issue shares is recorded in the consolidated balance sheet as shares payable.

Note 8 EQUITY-BASED COMPENSATION

Management Contingent Share Plan

On September 14, 2022, the stockholders of the Company approved the FOXO Technologies Inc. Management Contingent Share Plan (the “Management Contingent Share Plan”). The purposes of the Management Contingent Share Plan are to (a) secure and retain the services of certain key employees and service providers and (b) incentivize such key employees and service providers to exert maximum efforts for the success of the Company and its affiliates.

The number of shares of Class A Common Stock that may be issued under the Management Contingent Share Plan is 9,200,000 shares, subject to equitable adjustment for shares splits, share dividends, combinations, recapitalizations and the like after the Closing, including to account for any equity securities into which such shares are exchanged or converted.

The Management Contingent Share Plan provides for the grant of restricted share awards of Class A Common Stock. All of the shares of Class A Common Stock issued to a FOXO employee at the Closing were issued pursuant to a “Restricted Share Award,” the terms of which shall apply to all shares issued to such recipient. For the purposes of the Management Contingent Share Plan, shares of restricted Class A Common Stock issued in accordance with such plan will be considered “vested” when they are no longer subject to forfeiture in accordance with the terms of such plan. Each restricted share award issued under the Management Contingent Share Plan will be subject to both a time-based vesting component and a performance-based vesting component.

Time-Based Vesting

Each restricted share award shall be subject to three service-based vesting conditions:

a)	Sixty percent (60%) of a participant’s restricted share award will become vested on the third anniversary of the Closing if the participant is still employed by the company on such date (and has been continuously employed by the company from the date of grant through such vesting date).

b)	An additional twenty percent (20%) of a participant’s restricted share award will become vested on the fourth anniversary of the Closing if the participant is still employed by the company on such date (and has been continuously employed by the company from the date of grant through such vesting date).

c)	The final twenty percent (20%) of a participant’s restricted share award will become vested on the fifth anniversary of the Closing if the participant is still employed by the company on such date (and has been continuously employed by the company from the date of grant through such vesting date).

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Performance-Based Vesting

In addition, to time-based vesting, one-third of each restricted share award may only become vested upon satisfaction of each of the following three performance-based conditions:

1.	The operational launch of digital online insurance products by FOXO LIFE Insurance Company (or its functional equivalent under a managing general agency relationship with a life insurance company), with at least 100 policies sold, within one year following the Closing;

2.	The signing of a commercial research collaboration agreement with an insurance company or reinsurance company for saliva-based epigenetic biomarkers in life insurance underwriting within two years following the Closing; and

3.	The implementation of saliva-based epigenetic biomarkers in life insurance underwriting by the Company, with at least 250 policies sold using such underwriting, within two years following the Closing.

On July 6, 2022, the Company executed a Memorandum of Understanding and Pilot Research Agreement (the “Agreement”) with both a life insurance carrier and a reinsurer. The purpose of the Agreement is to conduct a parallel run study, using a minimum of 2,500 participants, comparing traditional medical underwriting results to those obtained through use of the Company’s saliva-based epigenetic biomarker technology. The Agreement is intended to assess the value of the Company’s technology for a saliva-based next-generation underwriting protocol and will help determine whether the parties will later enter into a commercial agreement. The Agreement commenced in the third quarter of 2022 and will continue until the sooner of project completion, project termination, or the Company and the life insurance carrier entering into a commercial agreement for the scaled rollout of FOXO’s technology in the life insurance carrier’s underwriting processes. Accordingly, the Company has met the commercial research collaboration agreement performance condition and has begun recognizing expense upon completion of the Business Combination. For both the three and nine months ended September 30, 2022 the Company has recognized $289 of expense related to the vesting of the Management Contingent Share Plan based on the fair value at grant date of $7.81 per share.

Service Based-Conditions

The Management Contingent Share Plan provides that in the event of the death, disability, or termination without cause of the CEO, service-based conditions will not apply.

Forfeiture of Restricted Share Awards

If a performance-based condition is not achieved within the specified timeframe, then the one-third portion of each restricted share award that is associated to that performance-based condition will be permanently forfeited. The Committee shall be solely responsible for monitoring and determining whether or not any performance-based condition is achieved, and any such determination shall be final and conclusive.

Any restricted stock awards that fail to vest due to a time-based vesting condition not being satisfied will be forfeited by the participant and the shares associated with that award will be permanently forfeited and cancelled.

Upon closing of the Business Combination 9,200,000 shares were issued and 9,175,000 remained outstanding as of September 30, 2022 under the Management Contingent Share Plan.

2022 Equity Incentive Plan

On September 14, 2022, the stockholders of the Company approved the FOXO Technologies Inc. 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan permits the grant of equity-based awards to employees, directors and consultants. The number of shares of Class A Common Stock that may be issued under the 2022 Plan is 3,286,235.

As of September 30, 2022, no awards were granted under the 2022 Plan.

2020 Stock Incentive Plan

FOXO Technologies Operating Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”) to attract, retain, incentivize and reward qualified employees, nonemployee directors and consultants. Immediately prior to Closing, vested and unvested stock options were outstanding to purchase 5,105,648 shares of FOXO Class A Common Stock. At Closing, the Combined Company assumed the stock options granted pursuant to the 2020 Plan to purchase FOXO Class A Common Stock and exchanged such stock options to purchase 2,965,500 shares of the Company’s Class A Common Stock at a weighted-average exercise price of approximately $7.13 per share. All remaining terms of the Assumed Options were unchanged.

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 9 FORWARD PURCHASE AGREEMENT

The Company entered into a Forward Share Purchase Agreement with Meteora Capital Partners and its affiliates (collectively, “Meteora”) for a forward purchase transaction. Prior to the Closing, Meteora agreed not to redeem 2,873,728 shares of Class A Common Stock (the “Meteora Shares”) in connection with the Business Combination. Meteora has the right to sell the Meteora Shares in the open market and on the fifteen (15) month anniversary of the Closing of the Business Combination (the” Put Date”) may obligate the Company to purchase the shares from Meteora should any not have been sold in the open market.

In connection with the Forward Share Purchase Agreement, the Company and Meteora entered into an escrow agreement (the “Escrow Agreement”) where $29,135, based on the Meteora Shares and the corresponding redemption price from the Business Combination, was deposited into escrow by the Company (the “Prepayment Amount”). There are a few scenarios in which the Forward Purchase Agreement can be settled either before or on the Put Date:

i.	At any time prior to the Put Date, Meteora may sell the Meteora Shares to any third party following the Business Combination but before the Put Date in the open market. If Meteora sells any shares prior to the Put Date, an amount equal to the product of the number of Meteora Shares sold multiplied by 92.5% of a reset price (the “Reset Price”) will be released from the Escrow Account and paid to the Company (the “Open Market Sale Payment”), and an amount equal to the product of (a) the portion of the Meteora Shares that Meteora sells in the open market and (b) the difference between the (i) the per share escrow amount and (ii) the Open Market Sale Payment, will be released from the Escrow Account to Meteora. The Reset Price shall initially be $10.00 and, thereafter, shall be subject to weekly adjustments during the term of the Forward Purchase Agreement based on the then current Reset Price and volume weighted average trading prices (“VWAP”) of the Company’s Class A Common Stock for the immediately preceding week.

ii.	On the Put Date, if any of the Meteora Shares subject to the Forward Purchase Agreement remain unsold, Meteora is entitled to a) the product of the unsold Meteora Shares multiplied by the Redemption Price which will be released from the Escrow Account, and b) the Company will be required to transfer to Meteora maturity consideration equal to the product of $0.05 per Meteora Share sold to the Company and the number of days between the closing of the Business Combination and the Put Date divided by 30 days.

iii.	The Put Date may be accelerated and occur prior to the fifteen month anniversary of the Closing of the Business Combination upon the occurrence of certain events and circumstances set forth in the Forward Share Purchase Agreement, including a) if the VWAP of the Company’s Class A Common Stock falls below $2.50 per share during any 20 of 30 consecutive trading days, b) if the Forward Purchase Agreement is early terminated, or c) if the Company’s Class A Common Stock is delisted from a national exchange. If the Put Date is accelerated, the Company would follow the maturity consideration described above.

The Company has determined that the Prepayment Amount is collateral with the amount recorded in the unaudited consolidated balance sheet within forward purchase collateral. In accordance with ASC 480, Distinguishing Liabilities from Equity, , the Company has determined that Meteora’s ability to require the Company to repurchase shares in certain situations is accounted for as a freestanding derivative. The derivative, referred to as the forward purchase put derivative is recorded as a liability on the Company’s unaudited consolidated balance sheet. Additionally, the Company has recorded a derivative based on the amount of collateral that may be provided to Meteora and has recorded it as a liability, referred to as the forward purchase collateral derivative, on the Company’s unaudited consolidated balance sheet. The Company has prepared fair value measurements for both the forward purchase derivatives as of the Closing and September 30, 2022, which is described in Note 11. The Company remeasures the fair value of the forward purchase derivatives each reporting period and the change in fair value is recorded in current earnings.

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 10 NET LOSS PER SHARE

The Business Combination was accounted for as a reverse recapitalization by which FOXO Technologies Operating Company issued equity for the net assets of Delwinds accompanied by a recapitalization. Earnings per share has been recast for all historical periods to reflect the Company’s capital structure for all comparative periods.

The Company excluded the effect of the 9,175,000 Management Contingent Shares outstanding as of September 30, 2022 from the computation of basic net loss per share in three and nine months ended September 30, 2022, as the conditions to trigger the vesting of the Management Contingent Shares had not been satisfied as of September 30, 2022.

The Company excluded the effect of the Public Warrants, the Private Placement Warrants, the Assumed Options, and Assumed Warrants from the computation of diluted net loss per share in the three and nine months ended September 30, 2022 as their inclusion would have been anti-dilutive because the Company was in a loss position for such periods. The Assumed Options, the Assumed Warrants, and the 2021 Bridge Debentures were excluded from the three and nine months ended September 30, 2021 as their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2022, the 2021 Bridge Debentures and 2022 Bridge Debentures were included in basic and diluted net loss per share from the date of closing as the Bridge Debentures were converted into FOXO Class A Common Stock and subsequently exchanged for the Company’s Class A Common Stock upon completion of the Business Combination.

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated based on the weighted average number of shares outstanding during the respective periods:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net loss available to common shares	$(41,026)	$(27,241)	$(76,932)	$(37,614)
Basic and diluted weighted average number of Class A Common Stock	6,122	5,826	5,975	5,817
Basic and diluted net loss available to Class A Common Stock	$(6.70)	$(4.68)	$(12.88)	$(6.47)

The following Class A common stock equivalents have been excluded from the computation of diluted net loss per common share as the effect would be antidilutive and reduce the net loss per common stock (shares in thousands):

	As of September 30,
	2022	2021
Series A preferred stock	-	4,646,698
2021 Bridge Debentures	-	6,759,642
2022 Bridge Debentures	-	7,810,509
Public and private warrants	10,378,750	-
Assumed warrants	1,905,853	1,905,853
Assumed options	2,965,500	2,965,500
Total antidilutive shares	15,250,103	24,088,202

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 11 FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measurements Using Inputs Considered as:
	Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Liabilities:
Warrant liability	$1,038	$1,006	$32	$-
Forward purchase collateral derivative	27,378	-	-	27,378
Forward purchase put derivative	1,284	-	-	1,284
Total liabilities	$29,700	$1,006	$32	$28,662

	Fair Value Measurements Using Inputs Considered as:
	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Liabilities:
2021 Bridge Debentures	$32,203	$-	$-	$32,203
Total liabilities	$32,203	$-	$-	$32,203

Warrant Liability

The Public Warrants and Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability on the Company’s balance sheet. The warrant liability is measured at fair value on the date of the Closing and on a recurring basis, with any changes in the fair value presented as change in fair value of warrant liability in the Company’s statement of operations.

Measurement at Closing and Subsequent Measurement

The Company established the fair value for the Public and Private Placement Warrants on the date of the Closing, and subsequent fair value as of September 30, 2022. The measurement of the Public Warrants as of Closing and as September 30, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under ticker FOXO-WT. As the transfer of the Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

Forward Purchase Derivatives

The Company established the fair value of both the forward purchase put derivative and the forward purchase collateral derivative on the date of the Closing, and subsequent fair value as of September 30, 2022 with amounts included in net income as a change in fair value of forward purchase put derivative and a change in fair value of forward purchase collateral derivative. The estimated fair value of the forward purchase derivatives was calculated using a Monte Carlo simulation and used significant unobservable inputs. Future estimates of trading prices were based on volatility assumptions that impact the estimated Reset Price and Meteora’s corresponding sales in the open market. The forward purchase derivatives are classified as Level 3 due to the use of unobservable inputs. For additional information on the forward purchase derivatives see Note 9.

Bridge Debentures

The Company elected the fair value option to account for both the 2021 Bridge Debentures and 2022 Bridge Debentures (collectively, the “Bridge Debentures”). The Bridge Debentures are measured at fair value on a recurring basis given the Company’s election of the fair value option for measuring such liabilities. The fair value of the Bridge Debentures is determined based on significant unobservable inputs including the likelihood of voluntary or mandatory conversion, and the estimated date at which conversion will take place, which causes them to be classified as a Level 3 measurement within the fair value hierarchy. The recorded fair value of the Bridge Debentures and the non-cash change in fair value recorded in the consolidated statements of operations could change materially if differing inputs and assumptions were to be utilized. However, the valuations used assumptions and estimates the Company believes would be made by a market participant in making the same valuations as of the issuance date and each subsequent reporting period.

The Company elected the fair value option to better depict the ultimate liability associated with the Bridge Debentures, including all features and embedded derivatives in the Securities Purchase Agreements. The Bridge Debentures accounted for under the fair value option election represented debt host financial instruments containing certain embedded features that would otherwise be required to be bifurcated from the debt host and recognized as separate derivative liabilities subject to initial and subsequent periodic fair value measurement in accordance with U.S. GAAP. When the fair value option election is applied to financial liabilities, bifurcation of embedded derivatives is not required, and the financial liability in totality is recorded at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis as of each balance sheet date thereafter. Upon remeasurement, the portion of a change in estimated fair value attributable to a change in instrument-specific credit risk is recognized as a component of other comprehensive income (loss) and the remaining amount of a change in estimated fair value is to be recognized in the consolidated statements of operations. As a result of electing the fair value option, direct costs and fees related to the issuance of the Bridge Debentures were expensed and not deferred.

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

For all reporting periods during the year ended December 31, 2021, the estimated fair value of the 2021 Bridge Debentures was calculated using a Monte Carlo simulation, which incorporated significant unobservable inputs such as the likelihood of term extension and voluntary or mandatory conversion. Additionally, the December 31, 2021 used an implied borrowing rate of 52.0% as an input to the fair value measurement. None of the change in fair value for the was deemed to be attributable to instrument-specific credit risk and thus the full amount of such change was recognized in the consolidated statements of operations.

During 2022, prior to conversion, the estimated fair value of the Bridge Debentures was calculated using a probability-weighted expected return model. This change in valuation methodology was driven by the execution of the Merger Agreement on February 24, 2022, which made the ultimate value to holders of the Bridge Debentures upon voluntary or mandatory conversion clearer. Prior to conversion, the Bridge Debentures were recorded at their ultimate fair value based on purchase consideration attributed to the outstanding principal and using a probability-weighted expected return model. At conversion, the Company was able to determine the fair value of both the 2021 Bridge Debentures and 2022 Bridge Debentures based on the completion of the Business Combination. Immediately prior to the Closing of the Business Combination, the 2021 Bridge Debentures and 2022 Bridge Debentures were converted to 6,759,642 and 7,810,509 shares of FOXO Technologies Operating Company Class A common stock, respectively and fair value measurements were no longer performed as the debt was no longer outstanding. For further details on this conversion, stockholders’ equity of the Combined Company, and the Business Combination, refer to Notes 1, 3, 5, and 7. None of the change in estimated fair value of the Bridge Debentures from December 31, 2021 to conversion was deemed to be attributable to instrument-specific credit risk and thus the full amount of such change was recognized in the consolidated statements of operations.

The following tables provide a summary of changes in Level 3 liabilities measured at fair value on a recurring basis:

	2022 Bridge Debentures	2021 Bridge Debentures	Total
Balance, June 30, 2021	$-	$12,819	$12,819
Losses included in net loss	-	22,571	22,571
Balance, September 30, 2021	$-	$35,390	$35,390

	2022 Bridge Debentures	2021 Bridge Debentures	Forward Purchase Put Derivative	Forward Purchase Collateral Derivative	Total
Balance, June 30, 2022	$46,733	$37,953	$-	$-	$84,686
Losses included in net loss	2,810	887	-	-	3,697
Balance at Conversion	49,543	38,840	-	-	88,383
Transfer out	(49,543)	(38,840)	-	-	(88,383)
Losses included in net loss	-	-	1,284	27,378	28,662
Balance, September 30, 2022	$-	$-	$1,284	$27,378	$28,662

	2022 Bridge Debentures	2021 Bridge Debentures	Total
Balance, December 31, 2020	$-	$-	$-
Debt Issuance	-	10,500	10,500
Losses included in net loss	-	24,890	24,890
Balance, September 30, 2021	$-	$35,390	$35,390

	2022 Bridge Debentures	2021 Bridge Debentures	Forward Purchase Put Derivative	Forward Purchase Collateral Derivative	Total
Balance, December 31, 2021	$-	$32,203	$-	$-	$32,203
Debt Issuance	28,000	-	-	-	28,000
Losses included in net loss	21,543	6,637	-	-	28,180
Balance at Conversion	49,543	38,840	-	-	88,383
Transfer out	(49,543)	(38,840)	-	-	(88,383)
Losses included in net loss	-	-	1,284	27,378	28,662
Balance, September 30, 2022	$-	$-	$1,284	$27,378	$28,662

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 12 BUSINESS SEGMENT

The Company manages and classifies its business into two reportable business segments:

●	FOXO Labs is commercializing proprietary epigenetic biomarker technology to be used for underwriting risk classification in the global life insurance industry. The Company’s innovative biomarker technology enables the adoption of new saliva-based health and wellness biomarker solutions for underwriting and risk assessment. The Company’s research demonstrates that epigenetic biomarkers, collected from saliva, provide measures of individual health and wellness for the factors used in life insurance underwriting traditionally obtained through blood and urine specimens.

●	FOXO Life is redefining the relationship between consumers and insurer by combining life insurance with a dynamic molecular health and wellness platform. FOXO Life seeks to transform the value proposition of the life insurance carrier from a provider of mortality risk protection products to a partner supporting its customers’ healthy longevity. FOXO Life’s multi-omic health and wellness platform will provide life insurance consumers with valuable information and insights about their individual health and wellness to support longevity.

FOXO Labs generates revenue by collecting epigenetic services royalties. FOXO Life generates revenue from the sale of life insurance products. Asset information is not used by the Chief Operating Decision Maker (“CODM”) or included in the information provided to the CODM to make decisions and allocate resources.

The primary income measure used for assessing segment performance and making operating decisions is earnings before interest, income taxes, depreciation, amortization, and equity-based compensation (“Segment Earnings”). The segment measure of profitability also excludes corporate and other costs, including management, IT, overhead costs and certain other non-cash charges or benefits, such as any non-cash changes in fair value.

Summarized below is information about the Company’s operations for the three and nine months ended September 30, 2022 and September 30, 2021 by business segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Revenue		Earnings		Revenue		Earnings
	2022	2021	2022	2021	2022	2021	2022	2021
FOXO Labs	$7	$23	$(499)	$(1,632)	$71	$67	$(1,952)	$(4,268)
FOXO Life	7	8	(1,157)	(831)	22	26	(3,070)	(1,667)
	14	31	(1,656)	(2,463)	93	93	(5,022)	(5,935)
Corporate and other (a)			(38,946)	(24,465)			(70,660)	(30,854)
Interest expense			(424)	(313)			(1,250)	(825)
Total	$14	$31	$(41,026)	$(27,241)	$93	$93	$(76,932)	$(37,614)

(a)	Corporate and other includes equity-based compensation, including the consulting agreement and Cantor Commitment Fee, expense of $3,866 and $42 as well as depreciation expense of $74 and $25 for the three months ended September 30, 2022 and 2021, respectively. Corporate and other includes equity-based compensation, including the consulting agreement and Cantor Commitment Fee, expense of $5,556 and $8 as well as depreciation expense of $159 and $71 for the nine months ended September 30, 2022 and 2021, respectively. The three months ended September 30, 2022 and 2021 included $31,010 and $22,571 for the changes in fair value of convertible debentures, warrant liability, and forward purchase derivatives. The nine months ended September 30, 2022 and 2021 also included $55,493 and $24,890 for the changes in fair value of convertible debentures, warrant liability, and forward purchase derivatives. See Notes 5, 6, 7, 9 and 11 for additional information.

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 13 COMMITMENTS, CONTINGENCIES, AND SPONSORED RESEARCH

The Company is a party to various vendor and license agreements and sponsored research arrangements in the normal course of business that create commitments and contractual obligations.

Vendor Agreements

The Company entered into an agreement to purchase supplies from an unrelated party in December 2019. The agreement required a purchase of 10,000 units over the 3-year term of the contract. The Company had $788 remaining on its purchase obligation and in July of 2022, the Company amended the vendor agreement under which it was previously committed to purchasing 10,000 units of supplies over a three-year term. That amendment resulted in the elimination of the $788 commitment remaining under the agreement in exchange for a reduced royalty rate to be received by the Company on future sales of infinium mouse methylation arrays.

License Agreements

In April 2017, the Company entered into a license agreement with The Regents of University of California (the “Regents”) to develop and commercialize the DNA Methylation Based Predictor of Mortality. The agreement remains in effect through the life of the Regents’ patents related to this license agreement. The Company is required to pay license maintenance fees on each anniversary date of agreement execution. The Company is liable to the Regents for an earned royalty of net sales of licensed products or licensed methods.

In February 2021, the Company entered into another license agreement with the Regents for GrimAge and PhenoAge technology. The agreement remains in effect through the life of the Regents’ patents related to this license agreement. In consideration of the license and rights granted under the license agreement, the Company made a one-time cash payment and will make maintenance payments on each anniversary of the Agreement. The Company will pay the Regents for each assay internally used and a royalty on external net sales. Additionally, the contract includes development milestones and fees related to achieving commercial sales and a comparative longitudinal study of health outcomes.

Harvard University’s Brigham and Women’s Hospital

During the second quarter of 2022, the Company entered into an agreement and license option with The Brigham and Women’s Hospital, Inc. (the “Hospital”) to conduct epigenetic profiling of associations between epigenetic aging and numerous behavioral, lifestyle, dietary and clinical risk factors, as well as major morbidity and mortality outcomes. The Company refers to this study as VECTOR. Specific aims of this research include: (i) to examine epigenetic association with lifestyle and dietary factors, including smoking history, physical activity, body mass index, alcohol intake, dietary patterns, dietary supplement use, and aspirin used; (ii) to examine epigenetic association with major morbidity including cardiovascular disease, cancer, type 2 diabetes, hypertension, liver disease, renal disease, and respiratory disease, (iii) to conduct an National Death Index Plus search to update and extend mortality follow up on Harvard University’s Physicians’ Health Study (“PHS’), and (iv) utilizing the newly expanded PHS mortality follow-up data, to examine epigenetic association with lifespan, longevity, and mortality. In addition, the epigenetic resources contained in the PHS studies have the potential to contribute and extend to large meta-analyses and validation studies of epigenetic association and understanding of these factors and their impact on human aging acceleration.

The Company is responsible for payments up to $849 related to the agreement, half of which was paid upon contract execution during the second quarter of 2022. Remaining payments are due as follows: (i) 20% upon the enrollment of the first patient, (ii) 20% upon the enrollment of the final patient and (iii) 10% upon lab receipt of shipments for all initially planned assays. Costs associated with the clinical trial agreement are being recorded as research and development expenses in the consolidated statements of operations.

U.S. Department of Health and Human Services

In June 2020, the Company entered into a cooperative research and development agreement (“CRADA) with the U.S. Department of Health and Human Services (“HHS”) and agencies of U.S. Public Health Services within the HHS, as well as the National Institute on Deafness and other Communication Disorders (“NIDCD”), to enhance understanding of epigenetic gene regulation in Recurrent Respiratory Papillomatosis (“RRP”).

Under the CRADA agreement, the Company is granted an exclusive option to elect an exclusive or nonexclusive commercialization license, with terms of the license that reflect the nature of the invention, the relative contributions of the respective parties, a plan for the development and marketing, and the costs of subsequent research and development needed to bring the invention to market. The Company is responsible for payment of all fees related to CRADA patents.

As part of the CRADA agreement, the Company agreed to provide funding totaling $200 under the two-year term of the agreement. The Company recognized $29 and $25 in sponsored research expenses related to this agreement during the three months ended September 30, 2022 and 2021, respectively, and $75 and $29 in sponsored research expenses related to this agreement during the nine months ended September 30, 2022 and 2021, respectively. These amounts are recorded within research and development expenses in the consolidated statements of operations.

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Children’s Hospital of Philadelphia

In February 2021, the Company entered into a sponsored research agreement with The Children’s Hospital of Philadelphia (“CHOP”) to develop new methods and software implementations for the processing and analysis of Illumina Infinium DNA methylation technology, including the Infinium EPIC+ Human Array and the infinium mouse methylation array. The intent of the research agreement is to create open-source software that will be able to import data from any Infinium DNA methylation array and conduct state-of-the-art processing and quality control of the data in an automated fashion.

In consideration for sponsoring the research, the Company shall have a first and exclusive option to negotiate for a revenue-bearing exclusive license to any patent rights or other intellectual property rights for CHOP intellectual property or CHOP’s interests in any joint intellectual property. Additionally, the Company agrees to reimburse CHOP for fees relating to maintaining the patents.

As part of the CHOP Agreement, the Company will provide funding totaling $311 over a two-year period, commencing February 1, 2021. The Company recognized $40 and $38 in sponsored research expenses during the three months ended September 30, 2022 and 2021, respectively, and $119 and $101 in sponsored research expenses during the nine months ended September 30, 2022 and 2021, respectively. These amounts are recorded within research and development expenses in the consolidated statements of operations.

Parallel Run Study

During the third quarter of 2022, the Company executed a Memorandum of Understanding and Pilot Research Agreement (the “Agreement”) with both a life insurance carrier and a reinsurer. The purpose of the Agreement is to conduct a parallel run study, using a minimum of 2,500 participants, comparing traditional medical underwriting results to those obtained through use of the Company’s saliva-based epigenetic biomarker technology. The Agreement is intended to assess the value of the Company’s technology for a saliva-based next-generation underwriting protocol and will help determine whether the parties will later enter into a commercial agreement. The Agreement commenced in the third quarter of 2022 and will continue until the sooner of project completion, project termination, or the Company and the life insurance carrier entering into a commercial agreement for the scaled rollout of FOXO’s technology in the life insurance carrier’s underwriting processes. The Company has determined that costs associated with the agreement will be recorded as research and development expenses in the consolidated statements of operations in accordance with accounting standards codification guidance. The agreement stipulates that the life insurance carrier and reinsurer will share in costs equally with the Company up to $200 each. Cost sharing reimbursements received from the life insurance carrier and reinsurer have been recorded within parallel run advance in the consolidated balance sheet as of September 30, 2022 and are being recognized as contra expenses in the consolidated statement of operations as the Company incurs costs related to the agreement.

Litigation

The Company may be involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or liquidity. The Company is not aware of any material legal or regulatory matters threatened or pending against the Company.

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 14 SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to November 21, 2022, the date that the unaudited consolidated financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited financial statements.

ELOC Agreement

On November 8, 2022, the ELOC Agreement between the Cantor Investor and the Company was terminated and the corresponding prepaid offering costs were expensed.

Forward Purchase Agreement

On November 11, 2022, the Forward Purchase Agreement between Meteora and the Company was amended to allow Meteora to retain 500,000 of shares as maturity consideration associated with the Put Date. The agreement was terminated resulting in the settlement of the forward purchase derivatives, elimination of the forward purchase collateral, and repurchase of the remaining shares subject to the Forward Purchase Agreement that Meteora had not already sold in the open market and were not part of the maturity consideration.

CEO Severance

In connection with his termination, the Company may be obligated to pay the former CEO cash severance equal to thirty-six months of his base salary. The Company is currently reviewing its obligations to the CEO with respect to compensation and severance..

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us,” “our” or “we” refer to FOXO Technologies Inc. and its consolidated subsidiaries. The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, capital resources and cash flows of our Company as of and for the periods presented below. The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes included under “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q (the “Report”). Dollar amounts are in thousands, unless otherwise noted.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available, to our management. The words such “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “could,” “should” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Actual results could differ materially from those contemplated by the forward-looking statements

Factors that could cause or contribute to such differences include, but are not limited to, those identified below, in Item 2 of this Report and those set forth in the final joint proxy statement/consent solicitation statement/prospectus filed by Delwinds Insurance Acquisition Corp, filed with the SEC on August 30, 2022 (the “Proxy Statement”) under caption “Risk Factors.” Some of the risks and uncertainties we face include:

●	we have a history of losses and it may not achieve or maintain profitability in the future;

●	our independent registered public accounting firms have included an explanatory paragraph relating to our ability to continue as a going concern, which could limit our ability to raise additional capital;

●	we will require additional capital to commercialize our product and service offerings and grow our business, which may not be available on terms acceptable to us or at all;

●	the loss of the services of our current executives or other key employees, or failure to attract additional key employees;

●	the strength of our brands and our ability to develop, maintain and enhance our brands and our ability to develop and expand our customer base;

●	access to the substantial resources to continue the development of new products and services;

●	our ability to integrate molecular biotechnology into the life insurance industry;

●	our ability to commercialize our technology enabled products and services with a high level of service at a competitive price, achieve sufficient sales volumes to realize economies of scale and create innovative new products and services to offer to our customers;

●	our ability to effectively and in a cost-feasible manner acquire, maintain and engage with our targeted customers;

●	the impact on our business of security incidents or real or perceived errors, failures or bugs in our systems and/or websites;

●	the impact of changes in the general economic conditions;

●	the impact of the continuation of the COVID-19 pandemic;

●	our plans to expand operations abroad, through planned partnerships with international life insurance carriers;

●	our success and ability to establish and grow our epigenetic testing service and the development of epigenetic biomarkers for use in life insurance underwriting;

●	our ability to apply the relatively new field of epigenetics to life insurance underwriting;

●	our ability to validate and improve the results of our 2019 Pilot Study;

●	the impact of competition in the personal health and wellness testing market;

●	our ability to procure materials and services from third-party suppliers for our epigenetic testing services;

●	our ability to maintain compliance now or in the future to laws and regulations relating to laboratory testing, our underwriting technology and consumer engagement services and our use of saliva-based epigenetic biomarkers;

●	our ability to maintain focus on our main business line initiatives, while providing ancillary product and service offerings that support our baseline technology;

●	our ability to satisfy the regulatory conditions that our life insurance business operates in;

●	the ability to contract or maintain MGA (as defined below) relationships from selling life insurance products underwritten and issued by third-party carriers;

●	our success and ability to establish and grow our MGA Model (as described below);

●	the impact of an overall decline in life insurance product sales;

●	competition in the life insurance industry;

●	our ability to establish relationships necessary to execute on our business plans;

●	our ability to underwrite risks accurately and charge competitive yet profitable premium rates;

●	the dependence on search engines, social media platforms, content-based online advertising and other online sources to attract customers to our website;

●	the impact of interruptions or delays in the service of our internet service providers;

●	our ability to comply with customer privacy and data privacy and security laws and regulations;

●	our ability to prevent or address the misappropriation of our data;

●	our ability to comply with current and changes to the extensive insurance industry regulations in each state that we operate;

●	our ability to maintain FOXO Life Insurance Company’s risk-based capital at the required levels;

●	the impact of new legislation or legal requirements affecting how we communicate with our customers;

●	our ability to retain our license for patent pending methods of identifying epigenetic biomarkers and identifying saliva-based epigenetic biomarkers or intellectual property in general;

●	our ability to obtain sufficiently broad protection of our intellectual property throughout the world;

●	the impact of changes in trademark or patent law in the United States and other jurisdictions;

●	the impact of claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secret of their former employees;

●	our ability to successfully register and enforce our trademarks;

●	the impact of claims challenging the inventorship of our patents and other intellectual property;

●	the impact of costs and expenses if we become involved in trademark or patent litigation or other proceedings;

●	the adequacy of our patent terms to protect our competitive position; and

●	the risks to our proprietary software and source code from our use of open source software.

Overview

We are a technology platform company focused on commercializing longevity science into products and services that serve the life insurance industry. The products and services we are developing combine longevity science with life insurance to simplify the consumer underwriting journey. Our goal is to make healthy longevity fundamental to the promise of every life insurance policy sold. We believe our products and services address long-standing, core problems within the life insurance industry.

To simplify the consumer underwriting journey, we are commercializing epigenetic biomarker technology to offer life insurance carriers a saliva-based underwriting solution. Our underwriting technology seeks to platform seeks to incorporate saliva-based epigenetic biomarkers of molecular health and aging to address the single biggest pain point in the industry according to the Life Insurance Marketing and Research Association or LIMRA.

To support consumer health and wellness engagement, we are also developing an insurance products platform, called FOXO Life, that seeks to incorporate our consumer engagement and underwriting technology to create new reasons to purchase life insurance with “Life Insurance Designed to Keep you Alive.”™ FOXO Life offers insurance products issued by third-party insurance carriers under a managing general agency (“MGA”) relationship (as described below). FOXO Life provides consumers with a personalized longevity report (which we refer to as our Longevity Report) based on proprietary epigenetic measurements of aging using an “epigenetic clock” (as described below). We believe the Longevity Report will help make longevity science core to the relationship between life insurance carriers, agents and consumers.

We expect FOXO Life to earn commission revenues, marketing allowances, and service fees by selling longevity science driven insurance products to consumers directly and through independent insurance agents. Initially, we do not expect to use epigenetic underwriting technology in the life insurance products FOXO Life sells. However, we expect the research and development studies underway will support the introduction and commercialization of our saliva-based underwriting technology in 2023. FOXO Life will be launching at a time when consumer interest in life insurance has increased due to the COVID-19 pandemic and when innovative applications of technology and molecular biotechnology are ripe to disrupt the industry.

We believe linking healthy longevity with life insurance provides agents with a new and meaningful way to engage consumers in life insurance coverage to protect their families’ financial futures.

FOXO Labs – Underwriting Technology

FOXO Labs is commercializing proprietary, patent pending, epigenetic biomarker technology to assess the same underwriting factors used in life insurance underwriting today from a saliva specimen. We believe our underwriting technology can address the core industry pain point of medical underwriting. Medical underwriting is the dominant form of assessing the relative health and longevity of insurance applicants and it is lengthy and invasive, and includes blood and urine specimen collection requirements. Insurance carriers prefer medical underwriting because it offers accurate mortality risk classifications. Our research with insurance agents indicates that medical underwriting is a significant impediment to sales, detracting agents from selling and consumers from buying life insurance. We believe that our saliva-based underwriting technology, when paired with advances in accelerated underwriting protocols, will offer insurance carriers the same, or better, risk classifications as medical underwriting. We also believe that once our saliva-based underwriting is adopted by carriers, it will have a sentinel effect within the industry that will further drive carriers to adopt our technology. We have observed that changes in life insurance industry underwriting happen infrequently, but when new innovations are introduced, adoption can be rapid and pervasive, such as when prescription data became available, blood testing became a requirement, or when smoker / non-smoker tables were adopted. We believe our saliva-based underwriting technology can follow a similar adoption pathway to prior underwriting innovations and generate significant services fee revenues.

FOXO Life - Insurance Sales and Distribution

FOXO Life is operationalizing a sales and distribution platform focused on recruiting independent life insurance agents to sell life insurance with our Longevity Report. FOXO Life markets and sells life insurance products underwritten and issued by third-party carriers through MGA relationships with two insurance carriers: Assurity Life and Haven Life. We plan to continue expanding FOXO Life through additional MGA relationships to include the various types of term and permanent life insurance products. MGA relationships allow us to earn commission revenues, marketing allowances, and service fees from the sale of insurance products sold by independent insurance agents. Independent insurance agents were responsible for 49% of all life insurance premiums sold in the United States in 2020 according to LIMRA. We expect revenues generated from our MGA product sales through independent agents to be a meaningful contributor to our business. We believe our MGA distribution relationships are critical to enabling us to introduce of our epigenetic underwriting technology into the products we sell.

We are commencing operations with systems that we believe allow for significant scaling at a time when we observe (i) burgeoning consumer interest in health and longevity; (ii) increased interest in life insurance due the COVID-19 pandemic; and (iii) a significant opportunity to disrupt a large, old, and slow life insurance industry with innovative applications of fast-moving modern technology. We believe our products and services can help reverse a general decline in household ownership of life insurance in the United States by providing a simplified pathway to purchase life insurance with longevity focused products that re-establish their relevance with consumers and restore life insurance as a tool for greater social good.

Business Trends

●	Life Insurance Demand.According to the 2021 Insurance Barometer Study, there are significant increases in consumer interest and demand for life insurance, with nearly one-third (31%) of consumers surveyed reporting COVID-19 makes them more likely to purchase life insurance within the next 12 months. In addition, the study reported the first sales gains in life insurance since 1983 and described that 22% of Americans (29 million consumers) owning life insurance believe they need more coverage and 59% of Americans (73 million consumers) without life insurance say they would like to acquire coverage. That means 102 million Americans say they either need life insurance coverage or want more of it. The study identified Millennials (ages 22-40) as the demographic most influenced by the pandemic, with 48% surveyed saying they plan to purchase coverage in the next year. Thus, despite the record-low household ownership of life insurance, the 2021 Insurance Barometer Study indicates Americans’ intent to purchase life insurance is at an all-time high.

●	Product Innovation. As life insurance carriers and distributors look to engage consumers renewed interest in life insurance coverage, industry analysts suggest that life insurance can succeed by adopting technology to (i) personalize every aspect of the consumer experience, transition from a traditional “assess and service” model toward a customer-centric “prescribe and prevent” model of health management; and (ii) develop innovative product solutions that place emphasis on product flexibility and innovation, including value-added services and nonmonetary benefits to attract consumers. Other analysts point to the need to reduce sales friction for both consumers and agents that stems from long underwriting timelines as a result of invasive blood and urine specimen collection.

Segments

We manage and classify our business into two reportable business segments:

(i)	Insurance Services Platform: FOXO Labs

FOXO Labs is commercializing proprietary epigenetic biomarker technology to be used for mortality underwriting risk classification in the global life insurance industry. Our innovative biomarker technology enables the adoption of new saliva-based health and wellness biomarker solutions for underwriting and risk assessment. Our research demonstrates that epigenetic biomarkers, collected from saliva, provide measures of individual health and wellness factors used in life insurance underwriting traditionally obtained through blood and urine specimens.

FOXO Labs currently recognizes revenue from providing epigenetic testing services and collecting a royalty from Illumina, Inc. related to the sales of the Infinium Mouse Methylation Array. The Company’s saliva-based health and wellness testing solutions for underwriting and risk classification is expected to be its largest source of revenue. FOXO Labs conducts research and development and such costs are recorded within research and development expenses on the consolidated statements of operations.

(ii)	Insurance Services Platform: FOXO Life

FOXO Life is redefining the relationship between consumers and insurer by combining life insurance with healthy longevity. FOXO Life seeks to transform the value proposition of the life insurance carrier from a provider of mortality risk protection products to a promoter of its customers’ health and wellness. FOXO Life’s Longevity Report strives to provide life insurance consumers with valuable information and insights about their individual health and wellness.

FOXO Life currently has residual commission revenues from its legacy insurance agency business. FOXO Life expects to begin selling insurance products under a MGA relationship with a national carrier partner in the first quarter of 2023. FOXO Life anticipates receiving insurance commission from the distribution and sale of life insurance policies based on the size and type of policies sold to customers. FOXO Life costs are recorded within selling, general and administrative expenses on the consolidated statements of operations.

Acquisition of Insurance Entity

We completed our acquisition of Memorial Insurance Company of America (“MICOA”) on August 20, 2021. Purchase consideration for the acquisition of MICOA totaled $1,155, which included an indefinite-lived insurance license intangible asset recorded at a fair value of $63 and cash of $1,092. We fair valued reinsurance recoverables and policy reserves as part of the acquisition. The existing statutory capital and surplus remains with us post-acquisition. The approval by the Arkansas Insurance Department requires us to maintain statutory capital and surplus of no less than $5,000 and a risk-based capital ratio of 301% or greater in the regulated insurance entity. MICOA has been renamed FOXO Life Insurance Company.

As part of the transaction, the former owners of MICOA continue to administer and 100% reinsure all policies outstanding as of the acquisition date. FOXO Life Insurance Company has not issued any new insurance policies since the acquisition and all premiums, reinsurance recoverables, and policy reserves relate to the 100% reinsured business. FOXO Life Insurance Company remains liable only in the event the reinsuring company is unable to meet its obligations under the reinsurance agreement.

FOXO Life Insurance Company is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Arkansas Insurance Department. The activity of FOXO Life Insurance Company post-acquisition is included in the consolidated financial statements in accordance with generally accepted accounting principles.

For additional information concerning FOXO Life Insurance Company operations, see “Recent Developments – FOXO Life Insurance Company” below.

Comparability of Financial Results

On September 15, 2022, we consummated the transactions contemplated by the Agreement and Plan of Merger, dated as of February 24, 2022, as amended on April 26, 2022, July 6, 2022 and August 12, 2022 (the “Merger Agreement”), with FOXO Technologies Inc., now known as FOXO Technologies Operating Company (“FOXO Technologies Operating Company”), DWIN Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Delwinds (“Merger Sub”), and DIAC Sponsor LLC (the “Sponsor”), in its capacity as the representative of the stockholders of Delwinds from and after the closing (the “Closing”) (collectively, the “Transaction” or the “Business Combination”). Immediately upon the Closing, the name of the combined company was changed to FOXO Technologies Inc.

FOXO Technologies Operating Company was determined to be the accounting acquirer in the Business Combination. Accordingly, the acquisition of FOXO Technologies Operating Company by the Company was accounted for as a reverse recapitalization. Under this method of accounting, the Company was treated as the acquiree for financial reporting purposes. The net assets of the Company were stated at their historical cost, with no goodwill or other separately identifiable intangible assets recorded. The balance sheet, results of operations and cash flows prior to the Business Combination are those of FOXO Technologies Operating Company.

Simultaneously with the execution of the Merger Agreement, Delwinds entered into a Common Stock Purchase Agreement (the “ELOC Agreement”) with CF Principal Investments LLC (the “Cantor Investor”), pursuant to which, assuming satisfaction of certain conditions and subject to limitations set forth in the ELOC Agreement, the Company would have the right, from time to time to sell the Cantor Investor up to $40,000 in shares of the Company’s Class A common stock (the “Class A Common Stock”) until the first day of the next month following the 36-month anniversary of when the SEC has declared effective a registration statement covering the resale of such shares of Class A Common Stock or until the date on which the facility has been fully utilized, if earlier.

In accordance with the terms of the Merger Agreement, at Closing, the Company (i) acquired 100% of the issued and outstanding FOXO Technologies Operating Company Class A common stock (the “FOXO Class A Common Stock”) in exchange for equity consideration in the form of the Company’s Class A Common Stock, (ii) acquired 100% of the issued and outstanding shares of FOXO Technologies Operating Company Class B common stock (the “FOXO Class B Common Stock”) in exchange for equity consideration in the form of the Company’s Class A Common Stock.

Immediately prior to the Closing, the following transactions occurred:

●	8,000,000 shares of FOXO Technologies Operating Company Series A preferred stock (the “FOXO Preferred Stock”) were exchanged for 8,000,000 shares of FOXO Class A Common Stock.

●	The 2021 Bridge Debentures (as defined in Note 5 to our unaudited consolidated financial statements) in the principal amount, together with accrued and unpaid interest, of $24,402 were converted into 6,759,642 shares of FOXO Class A Common Stock.

●	The holders of the 2022 Bridge Debentures (as defined in Note 5 to our unaudited consolidated financial statements) in the principal amount, together with accrued and unpaid interest, of $34,496 were converted into 7,810,509 shares of FOXO Class A Common Stock.

As a result of and upon the Closing, among other things, (1) all outstanding shares of FOXO Class A Common Stock (after giving effect to the conversion of the FOXO Preferred Stock into shares of FOXO Class A Common Stock) and FOXO Class B Common Stock were converted into 15,518,705 shares of the Company’s Class A Common Stock, (2) all FOXO options and FOXO warrants outstanding immediately before the Closing (“Assumed Options” and “Assumed Warrants”, as applicable) were assumed and converted, subject to adjustment pursuant to the terms of the Merger Agreement, into options and warrants, respectively, of the Company, exercisable for share of the Company’s Class A Common Stock and (3) other than the Assumed Options and Assumed Warrants, all other convertible securities and other rights to purchase capital stock of FOXO Technologies Operating Company were retired and terminated, if they were not converted, exchanged or exercised for FOXO Technologies Operating Company stock immediately prior the Closing.

Recent Developments

FOXO Life Insurance Company

In connection with the Business Combination, we submitted various filings with the Arkansas Insurance Department (the “Department”) to ensure compliance with Arkansas insurance laws. After review and analysis of the relevant documentation and meetings with us, on September 9, 2022, the Department advised us that it concluded that the Business Combination did not require approval from the Department given that there was no change in the ultimate controlling party. Due to market conditions, our capitalization following the Business Combination did not materialize in the way the Company anticipated, and we do not currently possess the funding that we believe would be required to satisfy state regulations and regulatory bodies to issue new life insurance policies through FOXO Life Insurance Company. As such, we will not move forward with the launch of FOXO Life Insurance Company and plan to evaluate opportunities relating to this entity that we believe will enhance stockholder value. The outstanding policies issued by FOXO Life Insurance will continue to be administered and reinsured by the former owners of MICOA. We intend to focus on selling products issued by third-party carriers through our MGA Model (as described above).

ELOC Agreement

On November 8, 2022, the Company and CF Principal Investments LLC (the “Cantor Investor”) mutually terminated ELOC Agreement. Upon the termination of the ELOC Agreement, the related Registration Rights Agreement, dated as of February 24, 2022 (the “Registration Rights Agreement”), by and between the Company and the Cantor Investor was automatically terminated in accordance with its terms. Pursuant to the terms of the ELOC Agreement, the Company issued 190,476 shares of Class A Common Stock to the Cantor Investor on September 16, 2022 as consideration for its irrevocable commitment to purchase the shares of Class A Common Stock upon the terms and subject to the satisfaction of the conditions set forth in the ELOC Agreement. The corresponding prepaid offering costs were expensed upon termination of the agreement.

Forward Purchase Agreement

On November 11, 2022, the Forward Purchase Agreement between Meteora and the Company was amended to allow Meteora to retain 500,000 of shares as maturity consideration associated with the Put Date (as defined in the Forward Purchase Agreement). The agreement was terminated resulting in the settlement of the forward purchase derivatives, elimination of the forward purchase collateral, and repurchase of the remaining shares subject to the Forward Purchase Agreement that Meteora had not already sold in the open market and were not part of the maturity consideration.

Management Changes

On November 14, 202 Jon Sabes and Steve Sabes were terminated as the Company’s Chief Executive Officer and Chairman and Chief Operating Officer, respectively. We may be obligated to pay the former CEO cash severance equal to thirty-six months of his base salary. The Company is currently reviewing its obligations to the CEO with respect to compensation and severance. Tyler Danielson, who serves as the Company’s Chief Technology Officer, was named Interim Chief Executive Officer and principal executive officer, effectively immediately.

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with U.S. GAAP, management periodically uses certain “non-GAAP financial measures,” as such term is defined under the rules of the SEC, to clarify and enhance understanding of past performance and prospects for the future. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flows that excludes or includes amounts that are included in or excluded from the most directly comparable measure calculated and presented in accordance with U.S. GAAP. For example, non-GAAP measures may exclude the impact of certain items such as acquisitions, divestitures, gains, losses and impairments, or items outside of management’s control. Management believes that the following non-GAAP financial measure provides investors and analysts useful insight into our financial position and operating performance. Any non-GAAP measure provided should be viewed in addition to, and not as an alternative to, the most directly comparable measure determined in accordance with U.S. GAAP. Further, the calculation of these non-GAAP financial measures may differ from the calculation of similarly titled financial measures presented by other companies and therefore may not be comparable among companies.

Adjusted EBITDA provides additional insight into our underlying, ongoing operating performance and facilitates period-to-period comparisons by excluding the earnings impact of interest, tax, depreciation and amortization, investment impairment, non-cash change in fair value of convertible debentures, and equity-based compensation. Management believes that presenting Adjusted EBITDA is more representative of our operational performance and may be more useful for investors. Adjusted EBITDA along with a reconciliation to net loss is shown in Other Operating Data within the Results of Operations below.

Results of Operations

The following discussion includes our results for the three and nine ended September 30, 2022, which includes the results of operations of Delwinds from September 15, 2022 through September 30, 2022. Accordingly, our consolidated results of operations are not comparable to our consolidated results of operations for prior periods and may not be comparable with our consolidated results of operations for future periods.

Three Months Ended September 30, 2022 and 2021

(Dollars in thousands)	2022	2021	Change in $	Change in %
Total revenue	$14	$31	$(17)	(55)%
Operating expenses:
Research and development	558	1,665	(1,107)	(66)%
Selling, general and administrative	8,269	2,721	5,548	204%
Total operating expenses	8,827	4,386	4,441	101%
Loss from operations	(8,813)	(4,355)	(4,458)	102%
Non-cash change in fair value of convertible debentures	(3,697)	(22,571)	18,874	(84)%
Change in fair value of warrant liability	1,349	-	1,349	N/A %
Change in fair value of forward purchase put derivative	(1,284)	-	(1,284)	N/A %
Change in fair value of forward purchase collateral derivative	(27,378)	-	(27,378)	N/A %
Other expense	(1,203)	(315)	(888)	282%
Total other expense	(32,213)	(22,886)	(9,327)	41%
Net loss	$(41,026)	$(27,241)	$13,785	51%

Revenues. Total revenues were $14 for the three months ended September 30, 2022 compared to $31 for the three months ended September 30, 2021. The decrease of $17 was primarily due to a reduction of the royalty rate on Illumina, Inc.’s license to manufacture and sell Infinium Mouse Methylation Arrays using our epigenetic research. The royalty rate was decreased from 5% to 1.25% in connection with the elimination of a purchase commitment.

Research and Development. Research and development expenses were $558 for the three months ended September 30, 2022 compared to $1,665 for the three months ended September 30, 2021. The decrease of $1,107, or 66%, was driven by expenses incurred during the three months ended September 30, 2021 related to Harvard University’s Brigham and Women’s Hospital Physicians’ Health Study (“PHS”) that did not reoccur in the 2022 comparable period.

Selling, General and Administrative. Selling, general and administrative expenses were $8,269 for the three months ended September 30, 2022 compared to $2,721 for the three months ended September 30, 2021. The increase of $5,548, or 204%, was primarily due to increased costs incurred to support business growth and the implementation of our business plan, specifically employee-related expenses, software costs, as well as incremental professional services incurred in connection with the Business Combination, and $1,600 of expense related to the Cantor Commitment Fee as defined in Note 7 of the unaudited consolidated financial statements.

Non-Cash Change in Fair Value of Convertible Debentures. The non-cash change in fair value of convertible debentures was ($3,697) for the three months ended September 30, 2022 compared to ($22,571) for the three months ended September 30, 2021. We elected the fair value option to account for the 2021 Bridge Debentures and 2022 Bridge Debentures. The increase in fair value for the three months ended September 30, 2021 was the result of the increased likelihood of voluntary or mandatory conversion at OIP, which represents a favorable result to holders of the debentures. The change for the three months ended September 30, 2022 reflected incremental changes in the likelihood of conversion for both the 2021 and 2022 Bridge Debentures.

Change in Fair Value of Warrant Liabilities. The change in fair value of warrant liabilities was $1,349 during the three months ended September 30, 2022 as a result of a reduction in the fair value of derivative warrant liabilities assumed as part of the Business Combination.

Change in Fair Value of Forward Purchase Put Derivative. The change in fair value of forward purchase put derivative was ($1,284) during the three months ended September 30, 2022 as a result of entering into the forward purchase agreement that was entered into as part of the Business Combination which may cause us to repurchase shares.

Change in Fair Value of Forward Purchase Collateral Derivative. The change in fair value of forward purchase derivative was ($27,378) during the three months ended September 30, 2022 as a result of entering into the forward purchase agreement that was entered into as part of the Business Combination which may cause us to forego receiving cash proceeds under the forward purchase agreement.

Other Expense. We recognized other expense of ($1,203) for the three months ended September 30, 2022 compared to ($315) for the three months ended September 30, 2021. This increase was the result expenses associated with the forward purchase agreement and of incremental contractual interest expense incurred as a result of the 2021 Bridge Amendment partially offset by an increase in the amount of capitalized interest for the three months ended September 30, 2022.

Net Loss. Net loss was ($41,026) for the three months ended September 30, 2022, an increase of $13,785 or 51% compared to ($27,241) in the prior year comparable period. This increase was primarily due to change in fair value of the forward purchase derivatives and increased selling, general, and administrative expenses partially offset by lower non cash change in fair value of convertible debentures.

Analysis of Segment Results:

The following is an analysis of our results by reportable segment for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The primary income measure used for assessing reportable segment performance is earnings before interest, income taxes, depreciation, amortization, and equity-based compensation (“Segment Earnings”). Segment Earnings by reportable segment also excludes corporate and other costs, including management, IT, and overhead costs. For further information regarding our reportable business segments, please refer to our consolidated financial statements and related notes included elsewhere in this quarterly report.

FOXO Labs

(Dollars in thousands)	2022	2021	Change in $	Change in %
Total revenue	$7	$23	$(16)	(70)%
Research and development expenses	506	1,655	(1,149)	(69)%
Segment Earnings	$(499)	$(1,632)	$1,133	(69)%

Revenues. Total revenues were $7 and $23 for the three months ended September 30, 2022 and 2021, respectively, and consisted of earned royalties from Illumina, Inc.’s license to manufacture and sell Infinium Mouse Methylation Arrays using our epigenetic research. The decrease of $16 was due to a reduced royalty rate.

Segment Earnings. Segment Earnings increased from ($1,632) for the three months ended September 30, 2021 to ($499) for the three months ended September 30, 2022. The increase of $1,133 was driven by expenses incurred during the three months ended September 30, 2021 related to the commencement of PHS that did not reoccur in the 2022 comparable period.

FOXO Life

(Dollars in thousands)	2022	2021	Change in $	Change in %
Total revenue	$7	$8	$(1)	(13)%
Selling, general and administrative expenses	1,164	839	325	39%
Segment Earnings	$(1,157)	$(831)	$(326)	39%

Revenues. Total revenues were $7 for the three months ended September 30, 2022 compared to $8 for the three months ended September 30, 2021. The decrease was due to reduced life insurance commissions earned as we ceased placing policies from our legacy agency business.

Segment Earnings. Segment Earnings decreased from ($831) for the three months ended September 30, 2021 to ($1,157) for the three months ended September 30, 2022. The decrease of ($326) was primarily due to increased employee-related expenses and costs for professional services.

Nine Months Ended September 30, 2022 and 2021

(Dollars in thousands)	2022	2021	Change in $	Change in %
Total revenue	$93	$93	$-	-%
Operating expenses:
Research and development	2,160	4,321	(2,161)	(50)%
Selling, general and administrative	17,239	7,640	9,599	126%
Total operating expenses	19,399	11,961	7,438	62%
Loss from operations	(19,306)	(11,868)	(7,438)	63%
Non-cash change in fair value of convertible debentures	(28,180)	(24,890)	(3,290)	13%
Change in fair value of warrant liability	1,349	-	1,349	N/A %
Change in fair value of forward purchase put derivative	(1,284)	-	(1,284)	N/A %
Change in fair value of forward purchase collateral derivative	(27,378)	-	(27,378)	N/A %
Other expense	(2,133)	(856)	(1,277)	149%
Total other expense	(57,626)	(25,746)	(32,363)	124%
Net loss	$(76,932)	$(37,614)	$(39,318)	105%

Revenues. Total revenues were $93 for both the nine months ended September 30, 2022 and 2021. During the nine months ended September 30, 2022, the Company recognized $4 of additional revenue compared to the prior period in earned royalties from Illumina, Inc.’s license to manufacture and sell Infinium Mouse Methylation Arrays. This increase was offset by a $4 decrease in life insurance commissions earned as we ceased placing policies from our legacy agency business.

Research and Development. Research and development expenses were $2,160 for the nine months ended September 30, 2022 compared to $4,321 for the nine months ended September 30, 2021. The decrease of $2,161, or 50%, was driven by $3,076 of expenses incurred during the nine months ended September 30, 2021 related to PHS that were insignificant in the comparable period. Costs incurred for PHS during the nine months ended September 30, 2021 included two milestone payments due at commencement and upon the transfer of clinical data, as well as costs related to supplies and processing fees. This decrease was partially offset by incremental research and development costs associated with a clinical trial agreement with The Brigham and Women’s Hospital, Inc. (“VECTOR”), specifically a $424 payment at contract inception. Additional employee-related expenses incurred during the nine months ended September 30, 2022 also partially offset the decrease in research and development expenses over the comparison period.

Selling, General and Administrative. Selling, general and administrative expenses were $17,239 for the nine months ended September 30, 2022 compared to $7,640 for the nine months ended September 30, 2021. The increase of $9,599, or 126%, was primarily due to increased costs incurred to support business growth and the implementation of our business plan, specifically employee-related expenses, software costs, as well as incremental professional services incurred in connection with the Business Combinations, and $1,600 of expense related to the Cantor Commitment Fee as defined in Note 7 of the unaudited consolidated financial statements.

Non-Cash Change in Fair Value of Convertible Debentures. The non-cash change in fair value of convertible debentures was ($28,180) for the nine months ended September 30, 2022 compared to ($24,890) for the nine months ended September 30, 2021. We elected the fair value option to account for the 2021 Bridge Debentures and 2022 Bridge Debentures. The increase in fair value for the nine months ended September 30, 2021 was the result of the increased likelihood of voluntary or mandatory conversion at OIP, which represents a favorable result to holders of the debentures. The change for the nine months ended September 30, 2022 also reflected the increase in fair value associated with incurring additional debt. Additionally, the likelihood of conversion for both the 2021 and 2022 Bridge Debentures increased throughout the nine months ended September 30, 2020 representing a favorable result to the holders of the debentures.

Change in Fair Value of Warrant Liabilities. The change in fair value of warrant liabilities was $1,349 during the nine months ended September 30, 2022 as a result of a reduction in the fair value of derivative warrant liabilities assumed as part of the Business Combination.

Change in Fair Value of Forward Purchase Put Derivative. The change in fair value of forward purchase put derivative was ($1,284) during the nine months ended September 30, 2022 as a result of entering into the forward purchase agreement that was entered into as part of the Business Combination which may cause us to repurchase shares.

Change in Fair Value of Forward Purchase Collateral Derivative. The change in fair value of forward purchase collateral derivative was ($27,378) during the three months ended September 30, 2022 as a result of entering into the forward purchase agreement that was entered into as part of the Business Combination which may cause us to forego receiving cash proceeds under the forward purchase agreement.

Other Expense. We recognized other expense of ($2,133) for the nine months ended September 30, 2022 compared to ($856) for the nine months ended September 30, 2021. This increase was the result of expenses associated with the forward purchase agreement and incremental contractual interest expense incurred as a result of the 2021 Bridge Amendment partially offset by an increase in the amount of capitalized interest for the nine months ended September 30, 2022.

Net Loss. Net loss was ($76,932) for the nine months ended September 30, 2022, an increase of $39,318 or 105% compared to ($37,614) in the prior year comparable period. This increase was primarily due to change in fair value of the forward purchase derivatives and increased selling, general, and administrative expenses partially offset by lower non cash change in fair value of convertible debentures.

Analysis of Segment Results:

The following is an analysis of our results by reportable segment for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The primary income measure used for assessing reportable segment performance is earnings before interest, income taxes, depreciation, amortization, and equity-based compensation. Segment Earnings by reportable segment also excludes corporate and other costs, including management, IT, and overhead costs. For further information regarding our reportable business segments, please refer to our consolidated financial statements and related notes included elsewhere in this quarterly report.

FOXO Labs

(Dollars in thousands)	2022	2021	Change in $	Change in %
Total revenue	$71	$67	$4	6%
Research and development expenses	2,023	4,335	(2,312)	(53)%
Segment Earnings	$(1,952)	$(4,268)	$2,316	(54)%

Revenues. Total revenues were $71 and $67 for the nine months ended September 30, 2022 and 2021, respectively, and consisted of earned royalties from Illumina, Inc.’s license to manufacture and sell Infinium Mouse Methylation Arrays using our epigenetic research.

Segment Earnings. Segment Earnings increased from ($4,268) for the nine months ended September 30, 2021 to ($1,952) for the nine months ended September 30, 2022. The increase of $2,316 was driven by $3,076 of expenses incurred during the nine months ended September 30, 2021 related to PHS that were insignificant in the 2022 comparable period which were offset by a $424 payment at contract inception for VECTOR as well as additional employee-related expenses.

FOXO Life

(Dollars in thousands)	2022	2021	Change in $	Change in %
Total revenue	$22	$26	$(4)	(15)%
Selling, general and administrative expenses	3,092	1,693	1,399	83%
Segment Earnings	$(3,070)	$(1,667)	$(1,403)	84%

Revenues. Total revenues were $22 for the nine months ended September 30, 2022 compared to $26 for the nine months ended September 30, 2021. The decrease was due to reduced life insurance commissions earned as we ceased placing policies from our legacy agency business.

Segment Earnings. Segment Earnings decreased from ($1,667) for the nine months ended September 30, 2021 to ($3,070) for the nine months ended September 30, 2022. The decrease of ($1,403) was primarily due to increased employee-related expenses and costs for professional services.

Other Operating Data:

We use Adjusted EBITDA to evaluate our operating performance. Adjusted EBITDA does not represent and should not be considered an alternative to net income as determined by U.S. GAAP, and our calculations thereof may not be comparable to those reported by other companies. We believe Adjusted EBITDA is an important measure of operating performance and provides useful information to investors because it highlights trends in our business that may not otherwise be apparent when relying solely on U.S. GAAP measures and because it eliminates items that have less bearing on our operating performance. Adjusted EBITDA, as presented herein, is a supplemental measure of our performance that is not required by, or presented in accordance with, U.S. GAAP. We use non-GAAP financial measures as supplements to our U.S. GAAP results in order to provide a more complete understanding of the factors and trends affecting our business. Adjusted EBITDA is a measure of operating performance that is not defined by U.S. GAAP and should not be considered a substitute for net (loss) income as determined in accordance with U.S. GAAP.

We reconcile our non-GAAP financial measure to our net loss, which is its most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. Our management uses Adjusted EBITDA as a financial measure to evaluate the profitability and efficiency of our business model. Adjusted EBITDA is not presented in accordance with U.S. GAAP. Adjusted EBITDA includes adjustments for provision for income taxes, as applicable, interest income and expense, depreciation and amortization, equity-based compensation (including the non-cash charges related to the consulting agreement), and certain other infrequent and/or unpredictable non-cash charges or benefits, such as changes in fair value of convertible debentures, warrant liabilities, and the forward purchase derivative.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Net loss	$(41,026)	$(27,241)	$(76,932)	$(37,614)
Add: Depreciation	74	25	159	71
Add: Interest expense (income)	424	313	1,250	825
Add: Equity-based compensation(1)	3,866	42	5,556	8
Add: Non-cash change in fair value of convertible debentures	3,697	22,571	28,180	24,890
Add: Change in fair value of warrant liability	(1,349)	-	(1,349)	-
Add: Change in fair value of forward purchase put derivative	1,284	-	1,284	-
Add: Change in fair value of forward purchase collateral derivative	27,378	-	27,378	-
Adjusted EBITDA	$(5,652)	$(4,290)	$(14,474)	$(11,820)

(1)	Includes expense recognized related to the shares issued to the Consultant and for the Cantor Commitment Fee as defined in Notes 6 and 7 of the unaudited consolidated financial statements

Liquidity and Capital Resources

Sources of Liquidity and Capital

We had cash and cash equivalents of $10,454 and $6,856 as of September 30, 2022 and December 31, 2021, respectively. Excluding amounts held as statutory capital and surplus by FOXO Life Insurance Company, we had $5,453 and $1,856 as of September 30, 2022 and December 31, 2021, respectively. We have incurred net losses since our inception. For the nine months ended September 30, 2022 and 2021, we incurred net losses of $76,932 and $37,614, respectively. We had an accumulated deficit of $128,908 and $51,976, respectively, as of September 30, 2022 and December 31, 2021. We have generated limited revenue to date and expect to incur additional losses in future periods.

Prior to the closing of the Business Combination, we have financed our business through a combination of equity and debt, consisting of proceeds from a subscription receivable and proceeds from convertible debenture offerings. The subscription receivable initially totaled $20,000, with last installment being received during the third quarter of 2021.

During the first quarter of 2021, we entered into separate Securities Purchase Agreements with the 2021 Bridge Investors, pursuant to which we issued convertible debentures for $11,812 in aggregate principal. After an original issue discount of 12.5% we received cash proceeds of $10,500 for this issuance. Additionally, we incurred an incremental $888 of fees and expenses related to the offering. The 2021 Bridge Debentures were issued in three tranches, on January 25, 2021, February 23, 2021, and March 4, 2021.

Additionally, during the first quarter of 2022, we entered into separate Securities Purchase Agreements with the 2022 Bridge Investors, pursuant to which we issued the 2022 Bridge Debentures for $24,750 in aggregate principal. After an original issue discount of 10.0% we received cash proceeds of $22,500 for this issuance. In the second quarter of 2022, we issued additional 2022 Bridge Debentures pursuant to which we raised an additional $5,500 in cash proceeds or $6,050 in aggregate principal amount under the same terms as the issuance of the 2022 Bridge Debentures in the first quarter of 2022, resulting in total cash proceeds of $28,000 from the issuance of the 2022 Bridge Debentures.

Immediately prior to the Closing, the 2021 Bridge Debentures and 2022 Bridge Debentures were converted into 6,759,642 and 7,810,509, respectively, shares of FOXO Class A Common Stock and were subsequently exchanged for shares of the Company’s Class A Common Stock at the Closing of the Business Combination.

During the third quarter of 2022, we entered into separate Securities Purchase Agreements pursuant to which we issued our Senior PIK Notes in the aggregate principal of $3,458. We received net proceeds of $2,918, after deducting fees and expenses of $540.

Our primary uses of cash are to fund our operations as we continue to grow our business. We expect to continue to incur operating losses in the near term to support the growth of our business. Capital expenditures have historically not been material to our consolidated operations, and we do not anticipate making material capital expenditures in 2022 or beyond. We expect that our liquidity requirements will continue to consist of working capital and general corporate expenses associated with the growth of our business. Based on our current planned operations, we expect to address our liquidity needs through the pursuit of additional funding through a combination of equity or debt financings to enable us to fund our operations for at least 12 months from the date hereof. We also expect revenue from our MGA relationships to contribute in funding our operations. To the extent that we require additional funds more than 12 months from the date hereof, and the revenue from our MGA relationships cannot fund our needs, we may utilize a combination of equity and debt financings. In the absence of sufficient proceeds from these sources, however, we will need additional financial support, which cannot be assured, or we will have to significantly reduce our expenditures or delay certain business initiatives to sustain operations. As such, until additional equity or debt capital is secured and the Company begins generating sufficient revenue, there is substantial doubt about the Company’s ability to continue as a going concern.

We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing sooner than currently projected, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We may raise additional capital through equity offerings, debt financings or other capital sources. If we do raise additional capital through public or private equity offerings, or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely impact our existing stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take certain actions.

Cash Flows

Nine Months Ended September 30, 2022 and 2021

The following table summarizes our cash flow data for the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Cash Provided by / (Used in)
Nine Months Ended September 30	2022	2021
Operating Activities	$(19,232)	$(11,746)
Investing Activities	$(1,730)	$(195)
Financing Activities	$24,560	$14,250

Operating Activities

Net cash used for operating activities in the nine months ended September 30, 2022 was $19,232 compared to $11,746 in the nine months ended September 30, 2021. Operating cash flow decreased $7,486, or 64%, from the nine months ended September 30, 2021 to the nine months ended September 30, 2022. The decrease was the result of an increased net loss, primarily driven by non-cash items, as well as increased working capital.

Investing Activities

Net cash used for investing activities in the nine months ended September 30, 2022 was $1,730 compared to $195 in the nine months ended September 30, 2021. This investing cash flow decrease of $1,535 was due to incremental costs incurred to develop internal use software and increased capital expenditures, partially offset by a decrease in investments made.

Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2022 was $24,560 compared to $14,250 in the nine months ended September 30, 2021. This financing cash flow increase was the result of higher debt proceeds of $28,000 from the 2022 Bridge Debentures and $2,918 net proceeds from the Senior PIK Notes compared to $10,500 from the 2021 Bridge Debentures. This was partially offset by reduced proceeds received on our Subscription Receivable during the nine months ended September 30, 2021, warrant repurchases and the series of transactions associated with the Business Combination.

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

Contractual Obligations

Our contractual obligations as of September 30, 2022 include:

	Amounts Due by Period
(Dollars in thousands)	Less than 1 Year (d)	1 - 3 years	3 - 5 years	More than 5 years	Total (d)
License agreements (a)	$25	80	80	-	$185
Research agreements (b)	53	-	-	-	53
Senior PIK Notes (c)	-	3,458	-	-	3,458
Total	$78	3,538	80	-	$3,696

(a)	License agreements remain in place until the licensor’s patents expire or are abandoned. Amounts do not include development milestones that have not been reached as of September 30, 2022.

(b)	Amounts relate to completing CHOP in the upcoming year. See Note 13 of the unaudited consolidated financial statements.

(c)	Represents the principal balance at inception. The Senior PIK Notes are subject to prepayment penalties and interest may be paid through the issuance of additional Senior PIK Notes. The ultimate amount required to settle the Senior PIK Note will vary depending on when it is settled. See Note 5 of the unaudited consolidated financial statements.

(d)	Does not include $425 of potential milestone payments related to the VECTOR study. The milestone payments are within the control of the Company and as of September 30, 2022 the milestones have not been met. See Note 13 of the unaudited consolidated financial statements.

Critical Accounting Policies

The preparation of the unaudited consolidated financial statements and related notes included under “Item 1. Financial Statements” and related disclosures in conformity with GAAP. The preparation of these consolidated financial statements requires the selection of the appropriate accounting principles to be applied and the judgments and assumptions on which to base accounting estimates, which affect the reported amounts of assets and liabilities as of the date of the balance sheets, the reported amounts of revenue and expenses during the reporting periods, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time such estimates are made. Actual results and outcomes may differ materially from our estimates, judgments, and assumptions. We periodically review our estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate.

We define our critical accounting policies and estimates as those that require us to make subjective judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. We believe the critical accounting policies used in the preparation of our financial statements which require significant estimates and judgments are as follows:

Equity-Based Compensation

Historically, prior to the Business Combination, we offered equity-based compensation to employees and nonemployees in the form of stock options and restricted stock. We measure and recognize all equity-based payments to employees, service providers and board members at fair value. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the consolidated statements of operations based on the estimated fair value of those awards on the grant date or reporting date, if required to be remeasured, and amortized on a straight-line basis over the requisite service period. We recognize forfeitures as incurred. We utilize a Black-Scholes valuation model to estimate the fair value of stock options and this model requires the input of assumptions, including the exercise price, volatility, expected term, discount rate, and the fair value of the underlying membership or stock on the date of grant. These inputs are provided at the grant date for an equity classified award and each measurement date for a liability classified award. Equity-based compensation awards are considered granted (i) when there is a mutual understanding of key terms, (ii) we are contingently obligated to issue the options, and (iii) the option holder begins to benefit or be adversely impacted by changes in our stock price. This primarily occurs at the time the stock option agreements are executed.

Our option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying units or stock, the expected term of the equity-based award, the expected volatility of the price of our common units or stock, risk-free interest rates, and the expected dividend yield of our common units or stock. The assumptions used in our option pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our equity-based compensation expense could be materially different in the future.

These assumptions were estimated as follows:

●	Fair Value of Our Common Stock: As FOXO Technologies Operating Company’s common stock was not publicly traded, we estimated the fair value of our common stock, as discussed in the section “Common Stock Valuations” below.

●	Risk-Free Interest Rate: We based the risk-free interest rate used in the Black-Scholes option pricing model on the implied yield to maturity available on a U.S. Treasury constant maturity security with a term commensurate with the expected term of the stock options.

●	Expected Term: We estimated the expected term using the simplified method due to the lack of historical exercise activity for our common stock. The simplified method calculates the expected term as the mid-point between the vesting term and the contractual term of the award.

●	Volatility: As FOXO Technologies Operating Company was a privately held company with no trading history prior, we estimated the stock price volatility factor by referencing historical volatilities of comparable peer companies. To determine a set of comparable peer companies, we considered similar public companies and selected those that are most similar to us in size, stage of life cycle, and financial leverage. We intend to continue to apply this process using the same or similar public companies until sufficient historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer comparable to our business, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

●	Dividend yield: We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

Common Stock Valuations

As FOXO Technologies Operating Company’s common stock was not publicly traded, the fair value of our equity, which is the basis upon which all of our equity-based compensation awards was measured and recognized, was determined by our board of directors, with input from management and third-party valuation specialists. The third-party valuation specialists apply valuation techniques and methods that conform to generally accepted valuation practices and standards established by the American Society of Appraisers in accordance with Uniform Standards of Professional Appraisal Practice. The valuation methodologies and techniques utilized are also consistent with guidance issued by the American Institute of Certified Public Accountants in its Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, 2013. The specialists used a variety of both objective and subjective factors, including:

●	the nature of our business and its history since inception;

●	the prices, rights, preferences, and privileges of our preferred units relative to those of our common units;

●	our stage of development;

●	our operating and financial performance and forecast;

●	the present value of estimated future cash flows;

●	the likelihood of achieving a liquidity event for the shares of common units underlying the options to purchase common stock, such as an initial public offering or sale of our company, given prevailing market conditions and the nature and history of our business;

●	any adjustment necessary to recognize a lack of marketability for our common stock;

●	the market performance of comparable publicly traded companies; and

●	conditions in the U.S. and global capital markets.

A valuation was performed by an independent third-party valuation specialist in November 2019, concurrent with the formation of FOXO Technologies Operating Company as a limited liability company. In this valuation, the Cost Approach was used to determine enterprise value based on the fair market value of our assets. This approach was utilized given our lack of earnings history and the start-up nature of our business and operations, both of which brought into question our ability to continue as a going concern. At the time of this valuation, the estimated enterprise value was primarily based on the subscription receivable.

Another valuation was performed by an independent third-party valuation specialist in November 2020 following the corporate conversion of FOXO Technologies Operating Company and in anticipation of issuing stock options. The valuation was performed using the same methodology, but also considered a liquidation preference for preferred stock calculated using a Black-Scholes valuation model. At the time of this valuation, the majority of the subscription receivable had already been collected, causing a reduction in the estimated enterprise value. The liquidation preference for preferred stock and a discount for lack of marketability also had an adverse impact on valuation, which was determined to be $0.21 per share of common stock.

We have historically refreshed enterprise valuations to determine the fair value of our equity-based compensation at grant date for stock options.

We conduct performance reviews twice annually following the end of the second and fourth quarter. Our first stock option grant occurred following our biannual review after the fourth quarter of 2020, with the formal grant occurring when the stock option agreements were executed in April 2021. At that time, the fair value of our common stock was $0.09 per share. While the preferred stock is outstanding, holders have protection from share issuance at a price below the original issue price, as adjusted (“nine”). Accordingly, for stock options granted in April 2021, the exercise price per option was set at an amount slightly above the anticipated nine. Stock options granted in April 2021 comprise the majority of stock options outstanding as of September 30, 2022.

We completed our biannual review following the second quarter of 2021 as we entered into negotiations with Delwinds. At this time, stock options were issued with the same exercise price as the April 2021 grant. This was determined to be a good faith estimate as a result of the uncertainty of the transaction, prior values of common stock, and the historical investment of our preferred stockholder. As a result of a letter of intent (the “Letter of Intent”) to merge with Delwinds, we considered it prudent to have another valuation performed to record equity-based compensation expense in the consolidated financial statements reflective of the updated circumstances surrounding our company. This valuation report was received subsequent to the grant of the stock options but is reflected in the consolidated financial statements for this grant.

This valuation report reflected a change in methodology due to the letter of intent related to the Business Combination and development of our Company as a result of the in-process August order to acquire MICOA. This valuation report used a probability weighting of the Market Approach and Income Approach. The Market Approach reflected the offer from Delwinds based on the pre-money valuation of FOXO plus a Monte Carlo simulation to capture the value from earn-out shares based on exceeding specified per share price targets after closing. The Income Approach utilized a discounted cash flow analysis to provide an estimate of enterprise value based on the present value of anticipated future cash flows. As with prior valuations, a Black-Scholes valuation model was used to value each equity class by creating a series of call options on our equity value, with exercise prices based on the liquidation preferences and participation rights. The non-marketability discount in this valuation report was 20%.

Stock options were granted in January and February of 2022 after the completion of our biannual review following the fourth quarter of 2021 based on the valuation discussed above as the circumstances surrounding our common stock remained relatively stable during the timeframe from the valuation report to the option grant.

Application of these approaches and methodologies involves the use of estimates, judgment and assumptions that are highly complex and subjective, such as those regarding our expected operations, the selection of comparable public companies, and the probability of and timing associated with possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock.

Fair Value of Convertible Debentures

We elected the fair value option to account for the 2021 Bridge Debentures and 2022 Bridge Debentures. The fair value option provides an election that allows a company to irrevocably elect to record certain financial assets and liabilities at fair value on an instrument-by-instrument basis at initial recognition. We elected the fair value option to better depict the ultimate liability associated with the debentures, including all features and embedded derivatives. The debentures accounted for under the fair value option election represent debt host financial instruments containing certain embedded features that would otherwise be required to be bifurcated from the debt host and recognized as separate derivative liabilities subject to initial and subsequent periodic fair value measurement in accordance with U.S. GAAP. When the fair value option election is applied to financial liabilities, bifurcation of embedded derivatives is not required, and the financial liability in totality is recorded at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis as of each balance sheet date thereafter. Upon remeasurement, the portion of a change in estimated fair value attributable to a change in instrument-specific credit risk is recognized as a component of other comprehensive income (loss) and the remaining amount of a change in estimated fair value is to be recognized in the consolidated statements of operations.

During 2021, the fair value of the 2021 Bridge Debentures was determined using a Monte Carlo simulation, which is commonly used to value convertible debt instruments, and is intended to provide an estimated fair value that approximates the equity value that would be received upon conversion. The significant assumptions used in those models were as follows:

●	Likelihood of term extension: The Securities Purchase Agreements gave us the right to extend the maturity date for each issuance of convertible debentures for an additional three-month period and incur an extension amount rate of 110% of the outstanding balance. Increases in the likelihood of term extension as of a given reporting date increase the potential principal amount and thus the estimated fair value of the convertible debentures derived from the Monte Carlo simulation. Conversely, in the event that term extension is less likely as of a given reporting date, the principal is less likely to be increased, meaning the estimated fair value is likely to stay nearer to the issuance-date fair value.

●	Likelihood of conversion: The convertible debentures allowed for both: (i) voluntary conversion of aggregate principal and accrued and unpaid interest to shares of Class A common stock at the option of the holder at a price per share equal to nine and (ii) mandatory conversion of aggregate principal and accrued and unpaid interest upon FOXO consummating an offering of common stock, including a special purpose acquisition company transaction, for an aggregate price of at least $5,000 at a price per share equal to the lower of (a) 70% of the offering price per share or (b) nine. Given the terms of the convertible debt, and depending upon the fair value of our equity as of a given reporting date, voluntary and mandatory conversion features are often beneficial to holders and thus have the potential to materially increase the estimated fair value of the convertible debentures. For mandatory conversion, increases in the fair value of our equity as of a given reporting date make conversion at nine more likely, which is a favorable result to holders of the convertible debentures as compared to conversion at a price per share equal to 70% of a qualified offering price and thus increases the estimated fair value. Conversely, and while still beneficial to holders, conversion at a price per share equal to 70% of a qualified offering price increases the estimated fair value of the convertible debentures to a lesser degree than conversion at nine. Voluntary conversion is considered in the Monte Carlo simulation and affects the estimated fair value in scenarios in which a qualified offering event that would affect mandatory conversion does not take place.

Other notable, but not significant, assumptions utilized in the Monte Carlo simulations included, but were not limited to, implied borrowing and annualized volatility rates.

As a result of the execution of the Merger Agreement on February 24, 2022, the ultimate value to holders of the 2021 Bridge Debentures and 2022 Bridge Debentures upon voluntary or mandatory conversion became clearer, and thus management determined that a Monte Carlo simulation was no longer appropriate for purposes of estimating fair value. Thus, for the first and second quarters of 2022, the estimated fair value of the 2021 Bridge Debentures and 2022 Bridge Debentures was calculated using a probability-weighted expected return model. The significant assumptions used in the models were as follows:

●	Timing of conversion: The probability-weighted expected return model required management to estimate, based on known facts and circumstances at the time of valuation, the date on which conversion of the debentures will take place. That estimate drives the discount factor utilized in the model, which impacts the derived fair value. If the conversion date is set further in the future, a greater discount rate would be applied, driving down the fair value of the debt in a conversion scenario.

●	Likelihood of conversion: The 2021 Bridge Debentures contain voluntary and mandatory conversion provisions, which are discussed at length above. As the fair value of our equity increases, both conversion mechanisms represent an increasingly favorable result to holders and thus as the likelihood of conversion increases, so too does the estimated fair value of our liability related to the 2021 Bridge Debentures. The 2022 Bridge Debentures allow for both: (i) voluntary conversion of aggregate principal and unpaid interest thereon to shares of Class A common stock at any time after two hundred seventy days following the original issue dates, at a conversion price equal to $5.00 per share, except that if there has been no mandatory conversion within three hundred sixty days following the original issue date, the conversion price following such three hundred sixty-day period would be equal to $4.00 per share; and (ii) mandatory conversion of aggregate principal and unpaid interest thereon upon consummation of an offering of common stock, including a special purpose acquisition company transaction, for an aggregate price of at least $5,000, at a conversion price equal to 75% of the offering price per share. In the conversion scenario, the probability-weighted expected return model determines which conversion mechanism is most favorable to holders and assumes holders will choose the most favorable option in estimating fair value. Depending upon the fair value of our equity as of a given reporting date, these conversion features are often beneficial to holders and thus, increases in the likelihood of conversion increase the estimated fair value of our liability related to the 2022 Bridge Debentures.

Other notable, but not significant, assumptions used in the probability-weighted expected return model included, but were not limited to, implied borrowing rates.

Going Concern

On a quarterly basis, we assess going concern uncertainty for our consolidated financial statements to determine if we have sufficient cash and cash equivalents on hand and working capital to operate for a period of at least one year from the date our consolidated financial statements are issued or are available to be issued (the “look-forward period”). Based on conditions that are known and reasonably knowable to us, we consider various scenarios, forecasts, projections, and estimates, and we make certain key assumptions, including the timing and nature of projected cash expenditures or programs, among other factors, and our ability to delay or curtail those expenditures or programs within the look-forward period, if necessary. Until additional equity or debt capital is secured and the Company begins generating sufficient revenue, there is substantial doubt about the Company’s ability to continue as a going concern.

Recent Accounting Pronouncements

See Note 3 to our unaudited consolidated financial statements “Summary of Significant Accounting Policies – Recently Issued Accounting Standards” included elsewhere in this Report for more information.

Factors That May Adversely Affect our Results of Operations

Our results of operations may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

As discussed elsewhere in this Report on Form 10-Q, we completed the Business Combination on September 15, 2021. Delwinds was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more target businesses, and FOXO Technologies Operating Company was a privately held company.

The Company’s operations prior the Business Combination were materially different compared to the Company post- Business Combination. The design and implementation of internal controls over financial reporting for the post-Business Combination Company has required and will continue to require significant time and resources from management and other personnel.

Limitations on Effectiveness of Controls and Procedures

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become involved in litigation relating to claims arising out of our operations in the normal course of business. The Company is not currently involved in any material pending legal proceedings, and to the best of our knowledge, no governmental authority is contemplating any proceeding to which the Company is a party or to which any of the Company’s properties is subject, which would reasonably be likely to have a material adverse effect on the Company’s business, financial condition and operating results.

ITEM 1A. RISK FACTORS

Our Current Report on Form 8-K, filed with the SEC, on September 21, 2022, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. There have been no material changes in the risk factors that appear in our Current Report on Form 8-K, other than those listed below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

Covenants in our indebtedness could limit our flexibility and adversely affect our financial condition.

Our outstanding indebtedness contains several restrictive covenants, including that we cannot, without the prior written consent of 50.01% of the holders of our senior promissory notes (the “Notes”), create or incur any other indebtedness. If any of our covenants are breached and not cured within applicable cure periods, the breach could result in acceleration of our indebtedness and penalties. Limitations on our ability to incur new indebtedness under the terms of our debt securities may limit the amount of new investments we make.

The Notes mature on April 1, 2024 (the “Maturity Date”), and accrue interest at an annual interest rate of 15%, commencing on the issuance date, compounded quarterly on each December 20, March 20, June and September 20 until the Maturity Date and on the Maturity Date itself (each, an “Interest Payment Due Date”). Interest is payable by increasing the principal amount of the Note (with such increased amount accruing interest as well) on each Interest Payment Due Date (“PIK Interest”). Monthly payments on the outstanding principal amount of the Note, as such amount may be increased as the result of the payment of PIK Interest (the “Outstanding Principal Balance”), will commence on November 1, 2023, until the Outstanding Principal Balance has been paid in full on the Maturity Date, or, if earlier, upon acceleration, or prepayment of the Note in accordance with the Notes terms. A default by us on the Notes would have a material adverse effect on our business, liquidity and the market price of our common stock.

The warrants issued by FOXO under its January 2021 bridge financings and assumed by the Company as part of the Business Combination have anti-dilution rights that could be triggered as part of future financings.

If FOXO raises additional funds through the issuance of equity, equity-linked or debt securities with an exercise price lower than $6.21 per share at such time as the warrants issued under the January 2021 bridge financing are outstanding (the “Assumed Warrants”), the anti-dilution protection provisions in the Assumed Warrants will be triggered. Specifically, the exercise price and number of warrant shares of the Assumed Warrants will be adjusted to reflect such lower issuance price as the new equity is sold and the number of shares issuable under the Assumed Warrant will be increased such that the aggregate exercise price after the lower price adjustment shall be equal to the aggregate exercise price prior to adjustment.  This anti-dilution adjustment will have a dilutive effect on the Company’s equity and may hamper its ability to complete future financings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding all equity securities of the registrant sold by the Company during the period covered by this Report that were not registered under the Securities Act were included in a Current Report on Form 8-K filed by the Company with the SEC on September 21, 2022, and therefore is not required to be furnished herein.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 1.02 – Termination of a Material Definitive Agreement.” of Form 8-K.

On November 8, 2022, the Company and CF Principal Investments LLC (the “Cantor Investor”) mutually terminated that certain Common Stock Purchase Agreement, dated as of February 24, 2022 (the “Purchase Agreement”), by and between the Company and the Cantor Investor. Upon the termination of the Purchase Agreement, the related Registration Rights Agreement, dated as of February 24, 2022 (the “Registration Rights Agreement”), by and between the Company and the Cantor Investor was automatically terminated in accordance with its terms. Pursuant to the terms of the Purchase Agreement, the Company issued 190,476 shares of Class A Common Stock to the Cantor Investor on September 16, 2022 as consideration for its irrevocable commitment to purchase the shares of Class A Common Stock upon the terms and subject to the satisfaction of the conditions set forth in the Purchase Agreement.

On November 11, 2022, the Company and Meteora Special Opportunity Fund I, LP, Meteora Select Trading Opportunities Master, LP, and Meteora Capital Partners, LP (collectively, “Meteora”) mutually terminated that certain Forward Share Purchase Agreement, dated as of September 13, 2022 (the “Forward Purchase Agreement”), by and between the Company and Meteora, in exchange for 500,000 shares. Upon the termination of the Forward Purchase Agreement, the related escrow agreement was terminated.

The foregoing descriptions of the Purchase Agreement and the Registration Rights Agreement are not complete and are qualified in their entirety by reference to the full text of the Purchase Agreement and the Registration Rights Agreement, copies of which are filed as Exhibit 10.4 and 10.5, respectively, to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2022. The foregoing description of the Forward Purchase Agreement is not complete and is qualified in its entirety by reference to the full text of the Forward Purchase Agreement, a copy of which is filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2022.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of February 24, 2022, by and among Delwinds Insurance Acquisition Corp., FOXO Technologies Inc., DWIN Merger Sub Inc., and DIAC Sponsor LLC, in its capacity as Purchaser Representative thereunder. (1)
2.2	Amendment to Agreement and Plan of Merger, dated as of April 26, 2022, by and among Delwinds Insurance Acquisition Corp., FOXO Technologies Inc. and DIAC Sponsor LLC, in its capacity as Purchaser Representative. (1)
2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of July 6, 2022, by and among Delwinds Insurance Acquisition Corp., FOXO Technologies Inc. and DIAC Sponsor LLC, in its capacity as Purchaser Representative. (1)
2.4	Amendment No. 3 to Agreement and Plan of Merger, dated as of August 12, 2022, by and among Delwinds Insurance Acquisition Corp., FOXO Technologies Inc. and DIAC Sponsor LLC, in its capacity as Purchaser Representative. (1)
3.1	Certificate of Incorporation of FOXO Technologies Inc. (1)
3.2	Bylaws of FOXO Technologies Inc. (1)
4.1	Form of Assumed Warrant. (1)
4.2	Form of 15% Senior Promissory Note. (1)
10.1	FOXO Technologies Inc. 2022 Equity Incentive Plan. (1)
10.2	2022 Management Contingent Share Plan (including Notice of Grant). (1)
10.3	Forward Share Purchase Agreement, dated September 13, 2022, by and between (i) Delwinds, (ii) Meteora Special Opportunity Fund I, LP, a Delaware limited partnership (“MSOF”), (iii) Meteora Select Trading Opportunities Master, LP, a Cayman Islands limited partnership (“MSTO”) and (iv) Meteora Capital Partners, LP, a Delaware limited partnership. (1)
10.4	Form of Revised Backstop Subscription Agreement, dated September 13, 2022. (1)
10.5	Insider Letter Amendment. (1)
10.6	Form of Indemnification Agreement. (1)
10.7	Form of Senior Promissory Note Purchase Agreement. (1)
10.8	Placement Agency Agreement. (1)
10.9	Form of Lock-Up Release Agreement. (1)
10.10*	Form of Securities Purchase Agreement, dated as of January 25 2021, by and among FOXO Technologies Inc. and purchaser signatories thereto.
10.11#	Form of Employment Agreement of Jon Sabes.
10.12#	Form of Tyler Danielson’s Offer Letter.
10.13#	Form of Employment Agreement of Robby Potashnick.
10.14#	Form of Amended and Restated Employment Agreement of Brian Chen.
10.15#	Form of Michael Will’s Offer Letter.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.*
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOXO TECHNOLOGIES INC.

Date: November 21, 2022	/s/ Tyler Danielson
	Name:	Tyler Danielson
	Title:	Interim Chief Executive Officer
(Principal Executive Officer)

Date: November 21, 2022	/s/ Robert Potashnick
	Name:	Robert Potashnick
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)