Form 10-K
period 2022-12-31
FOXO TECHNOLOGIES INC.
filed 2023-03-31
CIK 1812360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-39783

FOXO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Delaware	85-1050265
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

729 N. Washington Ave., Suite 600
Minneapolis, MN 55401
(Address of principal executive offices)

(612) 562-9447

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	FOXO	NYSE American
Warrants, each warrant exercisable for one share of Class A Common Stock for $11.50 per share	FOXO WS	NYSE American

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares of Delwinds Insurance Acquisition Corp. (the former name of the registrant), other than shares held by persons who may be deemed to be affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2022, as reported on the New York Stock Exchange, was approximately $104,119,693.74.

The number of shares of Registrant’s Class A Common Stock outstanding, par value $0.0001 per share, as of March 21, 2023, was 29,558,830.

FREQUENTLY USED TERMS

Unless otherwise stated in this prospectus or the context otherwise requires, references to:

“2021 Bridge Agreements” means, collectively, the stock purchase agreement, 2021 Bridge Debentures, 2021 Bridge Warrants, lock-up agreements and other agreements between Legacy FOXO and the 2021 Bridge Investors, as amended by the 2021 Bridge Amendment, as such agreements may be amended, modified or supplemented.

“2021 Bridge Amendment” means the contingent amendment agreement, effective as of February 22, 2022, amending the 2021 Bridge Agreements.

“2021 Bridge Debentures” means the 12.5% Original Issue Discount Convertible Debentures, as may be amended, modified or supplemented from time to time in accordance with their terms, issued by Legacy FOXO between January 2021 and March 2021.

“2021 Bridge Investors” means all of the purchasers of the 2021 Bridge Debentures.

“2021 Bridge Warrants” means the warrants to purchase Legacy FOXO Class A Common Stock, as may be amended, modified or supplemented from time to time in accordance with their terms, issued by Legacy FOXO to the 2021 Bridge Investors and the placement agent, or its designees, in connection with such offering.

“2022 Bridge Debentures” means the 10% Original Issue Discount Convertible Debentures, as may be amended, modified or supplemented from time to time in accordance with their terms, issued by Legacy FOXO between February 2022 and (i) the termination of the offering of the 2022 Bridge Debentures as determined by Legacy FOXO and (ii) the Outside Date.

“2022 Bridge Investors” means all of the purchasers of the 2022 Bridge Debentures.

“Assumed Warrants” means the warrants to purchase shares of Class A Common Stock that, as of the Closing, were issued by the Company to holders of Legacy FOXO warrants outstanding and unexercised immediately prior to the Merger.

“Board” refers to the board of directors of the Company.

“Business Combination” or “Merger” means the business combination of Delwinds and Legacy FOXO pursuant to the terms of the Merger Agreement and the other transactions contemplated by the Merger Agreement.

“Charter” means the Company’s amended and restated certificate of incorporation that became effective upon consummation of the Business Combination.

“Closing” means the closing of the Business Combination.

“Company” means FOXO Technologies Inc., a Delaware corporation, formerly Delwinds Insurance Acquisition Corp. and which includes Legacy FOXO and any other direct or indirect subsidiaries of Legacy FOXO, to the extent applicable.

“Delwinds” means Delwinds Insurance Acquisition Corp., a Delaware corporation, which was renamed “FOXO Technologies Inc.” following consummation of the Closing.

“DGCL” means the Delaware General Corporation Law.

“FOXO,” “we,” “our” or “us” means the Company and its consolidated subsidiaries.

“IPO” means Delwinds’ initial public offering that was consummated by Delwinds on December 11, 2020.

“Legacy FOXO” means FOXO Technologies Inc., now known as FOXO Technologies Operating Company, prior to the Business Combination.

“Merger Agreement” means the Agreement and Plan of Merger, dated February 24, 2022, as amended on April 26, 2022, July 6, 2022 and August 12, 2022, by and among Delwinds, DWIN Merger Sub Inc., Sponsor, as purchaser representative, and Legacy FOXO.

“Private Warrants” means one (1) whole warrant that was issued by Delwinds in a private placement to the Sponsor at the time of the consummation of the IPO entitling the holder thereof to purchase one (1) share of Class A Common Stock at a purchase price of $11.50 per share.

“Public Warrant” means one (1) whole redeemable warrant that was issued in the IPO entitling the holder thereof to purchase one (1) share of Class A Common Stock at a purchase price of $11.50 per share.

“Sponsor” means DIAC Sponsor LLC, a Delaware limited liability company.

“U.S. GAAP” means generally accepted accounting principles in the United States.

“Warrants” means Assumed Warrants, Private Warrants and Public Warrants, collectively.

FOXO TECHNOLOGIES INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

TABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements and Other Information Contained in this Report

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Annual Report on Form 10-K, or this Report, and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, without limitation, Statements regarding estimates and forecasts of financial and performance metrics, projections of market opportunity and market share, potential benefits and the commercial attractiveness to its customers of our products and services, the potential success of our marketing and expansion strategies, realization of the potential benefits of the Business Combination (including with respect to stockholder value and other aspects of our business identified in this Report, as well as other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Report that are not statements of historical fact may be deemed to be forward- looking statements. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors including, without limitation, the direct and indirect effects of coronavirus disease 2019, or COVID-19, and related issues that may arise therefrom.

Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Part I., Item 1A, “Risk Factors,” and elsewhere in this Report such as, but not limited to:

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

ii

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

Unless expressly indicated or the context requires otherwise, the terms “FOXO,” the “Company,” “we,” “us” or “our” in this Report refer to FOXO Technologies Inc., a Delaware corporation, and, where appropriate, its subsidiaries.

iii

Part I

Item 1. Business

Company Overview

FOXO seeks to modernize the life insurance industry through the application of longevity and epigenetic science. With our insurance partners, we will endeavor to improve and optimize human health span and lifespan through unique and dynamic product offerings tailored to insurance underwriters and consumers.

The convergence of two cutting-edge technologies, DNA sequencing and automated machine learning, has created what we believe is an unprecedented opportunity to reinvent the life insurance industry through modern molecular biotechnology. DNA sequencing advances now allow for the cost-effective collection of genomic and epigenomic data, while automated machine learning can identify sophisticated patterns within this data, as well as phenotypic data. These patterns are known as “epigenetic signatures,” and will provide valuable insights to insurers that will inform their underwriting and product development.

By harnessing the power of epigenetic science, we believe we can revolutionize how life insurance companies sell and underwrite their products. Our insights into consumers’ health and lifestyle choices will help insurers tailor their offerings to meet their clients’ needs and provide insurers with data to plan for their clients’ future financial needs.

We have two core product offerings: the “Underwriting Report” and the “Longevity Report™.” The Underwriting Report allows us to leverage a single assay testing process to generate a panel of impairment scores that can be applied by life insurance underwriters to more accurately assess clients during the underwriting process and provide a more personalized risk assessment. The Longevity Report is a consumer-facing companion product that provides actionable insights to consumers based on their biological age and other epigenetic measures of health. It can also be sold separately. We believe the combination of these two reports provides a valuable win for our insurance carrier partners as well as their customers.

The life insurance industry is ripe for disruption by a new underwriting protocol. Historically, when a single carrier has adopted even a single new underwriting test, others tend to follow quickly. Some examples include prescription data, smoking tests, and specimen samples. If other insurance companies do not follow quickly, they may suffer from adverse selection, and get a disproportionate number of mispriced risks. FOXO intends to leverage the combination of the Underwriting Report and the Longevity Report to change the sales and underwriting process to the betterment of consumers and carriers alike.

FOXO Labs – Underwriting Report

FOXO Labs is commercializing a first of its kind proprietary epigenetic biomarker technology to be used for mortality underwriting risk classification in the global life insurance industry (the “Underwriting Report”). The Underwriting Report provides underwriters with an alternative source of biological mortality risk factors derived from an applicant’s saliva sample. The information provided in the FOXO Underwriting Report will allow underwriters to assess mortality risk without the need for more invasive and time-consuming underwriting processes such as a paramedical exam or the procurement of medical records.

The Underwriting Report will allow insurance companies to leverage cutting-edge biotechnology that streamlines the insurance sales and underwriting process compared to the costlier and lengthier process of medical underwriting. We can administer our test using saliva allowing for a quick point-of-sale sample collection. Our non-invasive test can help insurers conduct a multi-panel risk assessment of a proposed insured and make a policy offer without the need for a paramedical exam or medical records. We believe this will (1) make policy sales more efficient and less invasive, and (2) expand the market for accelerated underwriting to higher face amount policies. By collecting a sample at the point of sale (or by mail), we will also streamline and simplify the application and underwriting process. Our multi-panel test can screen for multiple impairments using a single, non-invasive biospecimen that can be used to assess individual health risks. Additionally, as we collect more data and create more refined models we can improve our previous measures without the requirement of a new biospecimen. Thus, a saliva-based sample can be self-administered or collected by the agent without the need for a trained paramedical examiner, and the data can be updated in perpetuity as technology advances.

The Underwriting Report consists of two sections. The first one is the Biological Age Assessment, which provides an individual’s aggregate biological mortality risk. This can be used by an underwriter to quickly triage good mortality risks, which can be issued a policy immediately, from bad mortality risks, which require further underwriting to properly assess.

The core of the Biological Age Assessment is the “Biological DeltaAge,” which is the difference between biological age and chronological age. A Biological DeltaAge above zero indicates an increased mortality risk, and below zero indicates a decreased mortality risk.

The Underwriting Report’s second section outlines specific risk factors that are intended to provide underwriters with more detailed information about an individual’s health with respect to specific impairments. Life and disability insurance underwriters can use this information to eliminate additional underwriting requirements so the insurer can focus on areas of elevated risk.

The risk factors include traditional underwriting considerations such as tobacco use, cardiovascular risk, diabetes risk, kidney disease risk, and liver disease risk as well as new information related to mortality risks such as fitness and nutrition. This information represents a significant overlap with a traditional paramedical exam; however, it is obtained through a non-invasive saliva sample instead of a blood draw and urine collection. The saliva sample can be collected by mail or by the agent at the point of sale, which eliminates the need for scheduling an appointment for a paramedical exam. These exams require fasting and a blood draw, which are additional barriers to the sale. They also need to be scheduled days or weeks in advance, delaying the underwriting process.

The Underwriting Report can be provided electronically via an application programming interface (“API”) so an insurer can integrate results into automated underwriting processes and an underwriting workbench. This allows the report to be securely transmitted and used in the way that works best for an insurer’s underwriting teams.

FOXO Life – Longevity Report

The Longevity Report provides consumers with novel information about their epigenetic makeup, along with specific insights that can help them change their behavior to live longer. The centerpiece of the Longevity Report is “FOXO Age,” which is a holistic measure of how fast an individual is aging. It is displayed on the report in comparison to the consumer’s chronological age.

The Longevity Report also includes four epigenetic health scores: (i) Metabolic, (ii) Cardiovascular, (iii) Inflammation, and (iv) Indulgence scores, which show how their environment, lifestyle, and behavior affect their health at an epigenetic level. These four epigenetic health scores enable the consumer to make important decisions about how to improve their lifestyle. Users can take tests more than once, and within each score we compare each consumer to the FOXO universe of results. This allows the consumer to review their scores in comparison to others who have received the Longevity Report. With each score, we provide personalized nutritional, lifestyle, and exercise recommendations to help consumers make lifestyle adjustments to extend their longevity. The Longevity Report is accessible through s an online dashboard that allows users to view their report as well as sample processing status, from being sent to the lab to final digital report delivery. In the future, we plan to provide consumers with a more comprehensive dashboard that identifies how they are progressing over time with their lifestyle adjustments in response to the recommendations provided with their Longevity Report scores.

FOXO is also operationalizing a sales and distribution platform focused on recruiting independent life insurance agents to sell life insurance with our Longevity Report (“FOXO Life”). FOXO Life currently markets and sells life insurance products underwritten and issued by third-party carriers through distribution relationships.  This distribution model (the “MGA Model”) allows FOXO to appoint sales agents and producers to sell insurance products for specific carriers and earn commissions on subsequent policy sales. Depending on the terms of the agreement between FOXO and the carrier, the Longevity Report may be included at the time of the policy purchase at no charge or may be available at an additional cost to the consumer. We believe the Longevity Report will make longevity science a core aspect to the relationship between life insurance and consumers.

We began selling insurance products through distribution relationships with third-party carriers in the first quarter of 2023. Through our MGA Model, we earn commission revenues, marketing allowances, and service fee revenues from selling life insurance products supported by our science, technology, and brand marketing. Initially, we do not expect to use epigenetic underwriting technology in the life insurance products we sell through the MGA Model. However, we expect the research and development studies underway will support the introduction and commercialization of our saliva-based underwriting technology through our Underwriting Report in the future.

Competitive Strengths

Our Chief Science Officer, Dr. Brian Chen, is a leading expert in the field of epigenetic science. Dr. Chen manages our research and development and has played an instrumental role in demonstrating that machine learning paired with epigenetic data can provide valuable insights into human health. Our product and technical teams, led by Taylor Fay (COO) and Tyler Danielson (Interim CEO) are experienced in bringing consumer facing experiences to market in the insurance industry. Lastly, our underwriting and actuarial team is positioned to leverage our science to change the way insurance is underwritten. It is very rare to put together this combination of experts at this level all working towards a common goal. Core members of our team have been working together for over five years.

We leverage the native cloud software from Amazon Web Services (“AWS”), working with artificial intelligence (“AI”) companies like DataRobot to develop our models and deploy them securely in the best-in-class systems. Our systems and processes will be difficult for competitors to replicate as most of our systems are automated, from shipping kits to processing data from our labs and producing results for use in our reports. Our systems, through the usage of AI, is also built to continuously and autonomously develop, which makes it even more difficult to be replicated. This autonomous development includes having the AI test hundreds of models to build each predictor. We have leaders with extensive experience applying AI technologies to biological data.

Key Value Drivers

We are modernizing the life insurance industry through a new digital technology stack designed to help us execute on our business and support our ambitious growth plans. To support our business, we have developed a technology stack that provides us with scalable operational infrastructure that offers a high degree of flexibility and adaptability in its operational software architecture. To that end, we have built a digital life insurance product services platform that will operationalize our MGA sales operations. The goal of our technology operations is to be able to service life insurance carriers worldwide, at scale. In addition, we are building operational technology that supports researchers and epigenetic analyses.

We expect that the operational software platform technology that we have developed with advanced architecture will enable us to meet our business requirements efficiently and effectively. Our operational software goal is to build a basic, modern, core operating infrastructure that enables us to service our sales, marketing, and operations across our entire platform. The platform’s operating system is substantially complete with the majority of the attentive costs associated with the build already incurred. It is built to support our saliva-based underwriting technology and consumer engagement platform, complete with saliva kit distribution and specimen tracking systems, Longevity Report production, consumer dashboard interface, and mobile application access. We expect that our operating platform will support our ability to efficiently grow at scale as we market and sell life insurance products and technology services.

We believe our product and service offerings described below allow for significant scaling at a time when we observe (i) burgeoning consumer interest in health and longevity; (ii) increased interest in life insurance due the COVID-19 pandemic; and (iii) a significant opportunity to disrupt a large, old, and slow life insurance industry with innovative applications of fast-moving modern technology. We believe our products and services can help reverse a general decline in household ownership of life insurance in the United States by providing a simplified pathway to purchase life insurance with longevity-focused products that re-establish their relevance with consumers and restore life insurance as a tool for greater social good.

Together, we believe our operating systems comprise a technology innovation stack that makes FOXO capable of scaling to support the demand it expects to receive from the products and services it intends to sell worldwide. Whether running 1,000 saliva-tests or 10,000,000, we believe the design of our operating platform and underlying systems will allow them to be highly scalable — and as a result we expect to be able to address accelerating demand in large and growing markets. In addition, as demand and volume of our saliva-based underwriting technology services scale, we expect to be able to realize significant cost savings across our platforms on the raw material inputs involved in providing our services. Our technology stack is supported by what we believe are best-in-class no-code software and cloud computing platforms.

We have also built a number of technologies that support researchers and epigenetic science and analysis. Extending our technology to researchers in longevity science is a key initiative of our business. We are supporting longevity science in a number of ways including the development of our MethylSuite, which is a high throughput bioinformatics software package that supports calculating, reporting and interpreting epigenetic data derived from microarray technology; and the Infinium Mouse Methylation Array, a new microarray designed to advance epigenetic research in model organisms.

Privacy and Security

FOXO Technologies is entrusted with highly personal data and is committed to protecting the privacy and security of its customers and organization. Protection and access to company data is the keystone of the cybersecurity strategy and is considered the utmost of business requirements.

FOXO uses the General Data Protection Regulation (“GDPR”) as its guidepost for data protection practices and continues to monitor emerging U.S. laws.

FOXO’s security program is built on the following key success factors: tightly controlled access management based on least-privilege authorization, layered defenses, continuous monitoring, vulnerability testing, rapid response, internal and supply chain risk management, strong executive support, and regular development of a security culture. Integration of our compliance command center tool enables continuous monitoring of policy and practices covering service organization control 2 (“SOC 2”) compliance.

Protecting data privacy and security is an organizational-wide responsibility. We protect customer data with a variety of processes and monitoring tools, such as:

●	Access control is tightly managed with single sign-on, multi-factor authentication, and sensitive data access limited by least-privilege authorization appropriate for job duties and reviewed quarterly.

●	Internal Risk Assessments are performed quarterly to identify areas of risk to mitigate or eliminate to improve security.

●

Supply chain risk is being evaluated in an ongoing manner with our comprehensive Third-Party Risk Management program. We use a variety of tools to monitor key Software as a Service (“SaaS”) provider’s security positions as well as regular Risk Assessment questionnaires and evaluations.

●	Our internal security team is augmented with a 24/7 Security Operations Center with analysts available to respond to alerts and protect data based on continuous monitoring for indicators of compromise including elevation of privilege, suspicious access, and data exfiltration.

●	Recognizing employees are heavily targeted for compromise, security prioritizes social engineering and phishing awareness with weekly organization-wide updates, quarterly and annual training. Additionally, we manage client systems with end-point protection tools and monitoring agents to prevent malware and ransomware attacks. Samples are uniquely identified with a code number only, and de-identified to minimize potential exposure during processing.

●	All data is encrypted at rest and in transit with industry standards.

●	Regular network and application penetration testing is performed to identify potential vulnerabilities.

Security is an ongoing focus with continuous improvement to strengthen our security posture, strengthen data protection, eliminate gaps, and expand our security-as-a-culture. We are completing our control compliance development in preparation for our initial SOC 2 Type II audit. Having a SOC 2 Report will improve our ability to sell to large organizations and attest to our use of best practices for protecting sensitive data. SOC 2 compliant policies, procedures, and controls will make it easier to achieve other security certifications, further increasing customer confidence in FOXO security.

Intellectual Property

Our approach to intellectual property is guided by the following strategic guidelines: create proprietary intellectual property that adds value, credibility, and competitive advantage; file patents, if possible; and protect our intellectual property as trade-secrets where meaningful patent protection cannot be achieved.

Proprietary Intellectual Property

We currently maintain and will continue to create significant trade-secret intellectual property regarding epigenetic biomarker technology. We work with patent attorneys with particular expertise in the intersection of artificial intelligence, machine learning, and biotechnology to file patent applications for our inventions where it furthers the protection of our intellectual property. The Pilot Study, as defined below, serves as the basis of our current proprietary intellectual property assets (trade-secrets and patent claims). Our patent applications are based on the use of machine learning for epigenetic biomarker identification, the application of epigenetics for underwriting risk classification, and synthetic DNA methylation prediction. The following patent applications were filed in the United States only with a non-publication request to prolong confidentiality and allow for an option to abandon one or more in favor of trade secret protection:

●	Patent Application USAN 16/579,777: “A Machine Learning Model Trained to Classify Risk Using DNA Epigenetic Data” (filed September 23, 2019).

●	Patent Application USAN 16/579,818: “A Machine Learning Model Trained to Determine Biochemical State and/or Medical Condition Using DNA Epigenetic Data” (filed September 23, 2019).

●	Patent Application USAN 16/591,296: “Synthetic Probe” (filed October 2, 2019).

A further patent application will be published in due course: Patent Application USAN 17/482,405: “Machine Learned Quality Control for Epigenetic Data” (filed September 22, 2021).

Licensed Intellectual Property

We have licensed “epigenetic clock” patent applications from UCLA for use in the life insurance industry. These licenses require us to achieve certain milestones and pay royalties for the commercial use of the technologies. We intend to continue to pursue licensed technology where we believe such technology adds value to our products or services. Our licensed technology includes:

●	Patent Application USAN 16/323,490 entitled “DNA Methylation Based Predictor of Mortality” (aka “DNAm Age”, “EEAA”, “Horvath Clock”) (filed February 5, 2019).

●	Patent Application USAN 17/282,318 entitled “DNA Methylation Biomarker of Aging for Human Ex Vivo and In Vivo Studies” (aka “GrimAge”) (filed April 1, 2021).

●	Patent Application USAN 16/963,065 entitled “Phenotypic Age and DNA Methylation Based Biomarkers for Life Expectancy and Morbidity” (aka “PhenoAge”) (filed July 17, 2020).

Market Opportunity

In 2019, we completed a pilot study that sought to measure a wide range of health and wellness factors used in traditional life insurance underwriting with DNA methylation data derived from blood and saliva (the “Pilot Study”). The Pilot Study began after we concluded market research to inform the product-market fit of combining longevity science with life insurance. Starting in 2018, we initiated market research to begin working with creative marketing assets to engage agents and consumers. Our market research included renting a retail storefront in the downtown Minneapolis skyway where we constructed and operated a consumer “learning laboratory.” We used this learning laboratory to recruit participants for our Pilot Study, host events, post social media content, a podcast, and hold learning seminars. This market research allowed us to develop our consumer value proposition, which includes a full range of benefits to support healthy longevity. The learning laboratory taught us that our value proposition appealed most to consumers who were tech-savvy, forward-thinking, open-minded, and in the market for life insurance. In addition, we found that consumers were much more interested in life insurance when we included their longevity as part of the product purchasing experience. Key learnings from our marketing research included:

●	75% of visitors reported they would buy life insurance that included molecular health and wellness insights;

●	47% reported they would purchase our life insurance offering even if it were more expensive;

●	44% of visitors reported that they had purchased life insurance;

●	38% of visitors reported that they purchased life insurance when they first got married;

●	younger consumers, aged 40 and younger, were the most engaged demographic participating in events, social media, site traffic, and consumer surveys; and

●	older consumers, aged 45 and older, had the most questions about their data and privacy.

In 2019, we engaged an insurance industry-leading consultancy to conduct additional market research beyond our Pilot Study to further confirm our product-market fit hypothesis with agents and consumers. In 2020, the overwhelming conclusion from the market research study was that the proposition of bundling molecular health and wellness with life insurance and a saliva-based underwriting protocol was “incredibly strong.”

The market research itself consisted of surveying 500 consumers and 125 agents with a 20-minute online survey designed to gather feedback on our value propositions. The objectives of the consumer survey were to measure and rank interest in, and general propensity to pay for (or otherwise perceive distinct or differentiated value in), a life insurance product offering that provides direct consumer benefits around individualized health and wellness information and aging. Key results from the research include:

●	agents surveyed highlighted the pain point of medical underwriting — and believed that the carrier who supports and embraces saliva-based underwriting technology stands to “win all the business;”;

●	68% of consumers surveyed indicated they were either excited, motivated, or interested in their individualized health and wellness information;

●	there was a high level of perceived value in receiving health and wellness information, particularly with agents;

●	the impact of bundling the health and wellness value proposition had the immediate effect of moving almost 10% of consumers from non-purchasers of life insurance to prospective purchasers; and

●	58% of consumers who indicated they had an interest in purchasing life insurance in the next two years preferred the FOXO Life concept over life insurance that did not include health and wellness information.

Overall, we believe our market research further confirms our product-market-fit hypothesis that longevity science bundled with life insurance will have an immediate and strong appeal to consumers and agents alike. In addition, our market research indicates that a saliva-based underwriting protocol that replaces the need for blood and urine specimen collection will be a highly desired offering. The results from our market research have informed our go-to-market and business development strategy.

Competition

We will encounter significant competition in the life insurance and molecular health and wellness testing business. Many of these competitors have greater financial and other resources than we do and may have significantly greater access to capital markets. Moreover, some of these competitors have significant cash reserves and can better fund shortfalls in collections that might have a more pronounced impact on companies such as FOXO. They also likely have a greater market share. In addition, we compete against other companies seeking to commercialize epigenetic biomarker underwriting technology, both within the insurance industry, as well as in other applications in other markets. In the event that the life insurance companies make a significant effort to compete against our business, we would experience significant challenges to our business model.

Competition can take many forms, including the pricing of the financing, transaction structuring, timeliness, and responsiveness in processing a seller’s application and customer service. Some of the competitors may outperform us in these areas. Some competitors target the same type of life insurance clients as we do and generally have operated in the markets for a longer period of time than us. Increased competition may result in increased costs of issuing policies through our MGAs, or it may affect the availability and quality of policies that are available for issuance through our MGAs. These factors could adversely affect our profitability by reducing our return on investment or increasing our risk.

Research & Development

Consumer interest in health and wellness is at an all-time high. This excitement is partly spurred by recent advances in fields such as artificial intelligence, biotechnology, and longevity science. We want tools that arm our users with valuable insights about their own health and wellness. We have developed and innovated on a number of biomarkers to help us achieve this for our consumers.

Predictive Biomarkers

Many clinical biomarkers represent indicators of chronic disease conditions. Oftentimes, by the time the chronic disease sets in, the opportunity for prevention has long passed. Providing early indicators of health trajectories at a molecular scale may provide novel personalized insights into health before the onset of chronic disease. By, first, bringing awareness to a potential health issue before it arises, we believe small lifestyle interventions early on can prevent or slow the development of chronic conditions. Molecular biomarkers through the use of epigenetics may serve as a means to identify more subtle changes in health at a molecular level.

In order to identify subtle changes in epigenetic patterning at the early stages of the development of chronic diseases, one must leverage long-standing longitudinal datasets that have obtained biospecimens from a large number of individuals, then followed those individuals for decades to observe who developed chronic diseases. Then one may examine the epigenetic patterns of those who never developed chronic diseases and compare their epigenetic patterns to those who developed specific chronic diseases. Such a study cannot be easily conducted in modern biobanks because of the lack of longitudinal health data on individuals, especially over decades of time – most biobanks are fairly new.

We have completed the acquisition of epigenetic data through Harvard University’s Brigham and Women’s Hospital Physicians’ Health Study ("PHS”) in a longitudinal cohort of over 10,000 individuals. Based on our knowledge of published reports and industry knowledge, we believe this represents one of the largest epigenetic datasets in the world, particularly one with longitudinal health data spanning decades.  We plan to initiate research collaborations with external scientists at major research institutions to accelerate the discovery of predictive epigenetic biomarkers. Due to bandwidth limitations, we believe the advantage of this approach is that it accelerates the time to discover and bring new products to market by making the data more widely available to a larger number of world-class researchers. Furthermore, limited-to-no additional capital will be needed in the next quarter for this effort as we have completed the milestone payments related to this research study.

Biomarkers with Proven Responses

The key to biotech products that work in real-world scenarios is rigorous science in both the development and validation of each technology. Because consumers are demanding tools that provide real-time feedback on the effectiveness of lifestyle interventions, ultimately, large randomized trials are needed to validate the technology.

In collaboration with a large academic research institution, we completed generating epigenetic data in randomized controlled trials that tested the effects of vitamin D3, omega-3 fatty acid (eicosapentaenoic acid (“EPA”) + docosahexaenoic acid (“DHA”)), multivitamin, vitamin E, and vitamin C. The rich longitudinal health data with the epigenetic data that we generated are ripe for the use of artificial intelligence (“AI”) to identify subtle molecular indicators of salutary changes. The value of a more “sensitive” indicator of health changes is that you may not have to wait weeks or months before knowing if a certain intervention is effective for you. Such epigenetic biomarkers may allow rapid “n-of-1” (i.e., personalized health) testing of a number of interventions providing more personalized health regimens to people.

Strategically, we also plan to accelerate discovery by leveraging research collaborations with world-class scientists at major research institutions. And, since the data has already been generated, no further capital is needed for the initial phase of analysis.

Government Regulation

The life insurance and direct-to-consumer testing business is highly regulated at both the federal and state levels. We are subject to federal and state regulation and supervision in the life insurance business. As described below, there are significant regulations in many states that require us to obtain specific licenses or approvals to be able to sell life insurance in those states. We continually research and monitor the regulatory environment and regulatory changes that may apply to our business and intend to apply for the appropriate licenses in the required states, if such licenses are necessary, both federally and at the state level. We plan to provide our products and services under a distributed testing mode with separated “dry” and “wet” labs, with FOXO Labs analyzing epigenetic biomarkers based on data from outsourced testing performed by its partner “wet” lab. Risks related to regulation are detailed in the section entitled “Risk Factors — Risks Related to Our Life Insurance Operations.”

Insurance Regulation — Insurance Products

The operations of FOXO Life activities, including working with licensed insurance agents, are subject to a complex, state-by-state regulatory framework that includes company and producer licensing requirements, life insurance product regulation, financial regulation, and/or market conduct regulation. Many of these regulations are based upon the NAIC Model Rules, a set of laws, regulations, and guidelines promulgated by the National Association of Insurance Commissioners as proposed statements of insurance law to be adopted by the 50 states. The inclusion of our planned Longevity Report with the sale of life insurance is consistent with other life insurance consumer health and engagement models that are well established in the marketplace. FOXO Life does not expect significant regulatory hurdles for bundling or marketing molecular health and wellness with life insurance.

Insurance Regulation — Epigenetic Biomarkers

Underwriting life insurance is subject to state insurance regulation. We believe the use of epigenetic biomarkers in life insurance underwriting is permissible due to the fact that we are seeking to identify similar underwriting impairments already used by other insurance carriers in medical underwriting today. Moreover, the use of epigenetic testing or information in life insurance underwriting is not prohibited at either the federal or state level. Florida and Louisiana are the only states that have explicitly sought to prohibit the use of genetic information, which is distinguishable from epigenetic information, for use in life insurance underwriting.

Any adverse change in current laws or regulations, or their interpretation, federally or in one or more states in which we operate or plan to operate (or an aggregation of states in which we conduct a significant amount of business) could result in our curtailment or termination of operations in such states, or cause us to not start or modify our operations in a manner that adversely affects our ultimate profitability. Any such action could have a corresponding material adverse impact on our results of operations and financial condition, primarily through a material decrease in revenues, and could have a material adverse impact on our business.

Human Testing Services — Consumer Engagement and Underwriting

Conducting human testing is subject to state and federal regulation. Clinical Laboratory Improvement Amendments, or CLIA, is the federal law (administered by the Centers for Medicare & Medicaid Services, or “CMS”) that, in partnership with the states, regulates clinical laboratories that perform testing on human specimens. The Federal Food, Drug, and Cosmetic Act (the “FDC Act”) gives the United States Food and Drug Administration, or FDA, the authority to regulate manufacturers of medical devices. We do not believe that our “dry lab” data analysis services require certification under CLIA, or that FDA jurisdiction or enforcement would be exercised over insurance underwriting or our use of data analysis for general health and wellness and non-diagnostic or medical treatment purposes (see section titled “Risk Factors — Risks Related to Our Epigenetic Testing Services”).

Any adverse change in present laws or regulations, or their interpretation, federally or in one or more states in which we operate or plan to operate (or an aggregation of states in which we conduct a significant amount of business) could result in our curtailment or termination of operations in such jurisdictions, or cause us to not start or modify its operations in a way that adversely affects our ultimate profitability. Further, the failure of our wet-laboratory partners to hold a CLIA certification appropriate to the type of testing they provide could result in adverse regulatory action (see section titled “Risk Factors — Risks Related to Our Epigenetic Testing Services”). Any such action could have a corresponding material adverse impact on our results of operations and financial condition, primarily through a material decrease in revenues, and could have a material adverse impact on our business.

Suppliers and Lab Processing

Our supplies and lab processing primarily includes vendors that provide our saliva kits, arrays, and process samples at laboratories. We utilize third-parties for these supplies and services. While we consider many of these third-parties single suppliers, we have qualified second sources for our saliva kits and lab processing. Our arrays are specialized, and we would not be able to quickly change suppliers should the need arise.

Supply interruptions, tariffs on components used on our saliva kits, arrays and others, or price increases may slow production, delay shipments to our customers or increase production costs in the future, any of which could adversely affect our financial results. Although we have not experienced any significant delays or interruptions, we expect that delays, interruptions or non-optimal scheduling of production related to interruptions in components we use to provide our services would result in an increase to our costs. We can give no assurance that global supply-chain constraints, geopolitical conflicts or limited ability for third-parties to be able to provide the materials and components we need will not adversely affect our ability to procure materials and components necessary to develop our products.

Employees

As of March 20, 2023, we have five executive officers and approximately 24 other employees and consultants supporting our business. We have sought to bring together a diverse and multidisciplinary group of professionals who share in our passion for modernizing the life insurance industry with longevity science.

Item 1A. Risk Factors

The following risks could materially and adversely affect our business, financial condition, cash flows, and results of operations, and the trading price of our Class A Common Stock could decline. These risk factors do not identify all risks that we face. Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Refer also to the other information set forth in this Annual Report on Form 10-K, including in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as our Consolidated Financial Statements and the related notes in Part II, Item 15.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties that represent challenges, including those highlighted in the section entitled “Risk Factors,” which represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. Below we summarize what we believe are the principal risk factors, but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled Risk Factors, together with the other information in this prospectus. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition, and results of operations. Such risks include, but are not limited to:

●	We have a history of losses and we may not achieve or maintain profitability in the future.

●

Our independent registered public accounting firms have included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Report, which could limit our ability to raise additional capital and thereby materially adversely impact our business.

●	We will require additional capital to commercialize our product and service offerings, including the Longevity Report and Underwriting Report, and grow our business, which may not be available on terms acceptable to us or at all.

●	Our future success depends in large part on the continued participation in the business of Tyler Danielson, our Interim Chief Executive Officer, which cannot be ensured or guaranteed.

●	The loss of the services of our other current executives or other key employees, or the failure to attract additional key individuals, could materially adversely impact our business, results of operations and financial condition.

●	Our business significantly depends upon the strength of our brands, and if we are not able to develop, maintain and enhance our brands, our ability to develop and expand our customer base may be adversely impacted and our business and operating results may be harmed.

●	Development of new products and services will require substantial resources, and we cannot guarantee that we will have the resources or ability to continue such development.

●	Our success depends, in large part, on our ability to commercialize our technology enabled products and services with a high level of service at a competitive price, achieve sufficient sales volume to realize economies of scale, and create innovative new products and services to offer to our customers. Our failure to achieve any of these outcomes would adversely impact our business.

●	Our success and the growth of our business will depend on our ability to effectively and in a cost-feasible manner acquire, maintain, and engage with our targeted customers. If we fail to acquire, maintain, and engage customers, our business, revenue, operating results, and financial condition will be adversely impacted.

●	Changes in general economic conditions could have a material adverse impact on our business.

Risks Related to Our Epigenetic Testing Services

●	Our success and ability to establish and grow our epigenetic testing services will depend on developing epigenetic biomarkers for use in life insurance underwriting. If we fail to develop epigenetic biomarkers that attract and retain life insurance carriers as customers, our operating results and financial condition will be adversely affected.

●	We intend to provide consumer engagement through our health and wellness platform; however, competition in the personal health and wellness testing market continues to increase and presents a threat to the success of our business.

●	We rely on a limited number of critical third-party suppliers for our epigenetic testing services and in the event we are unable to procure their materials or services, we may not be able to find suitable replacements or immediately transition to alternative suppliers, which will have an adverse impact on our business.

●	Our underwriting technology services face substantial competition, which may result in others discovering, developing or commercializing products and services that are similar to ours, before or more successfully than we can.

●	We or our partners (or both) may now or in the future be subject to laws and regulations relating to laboratory testing, which could materially adversely impact our ability to offer its products or services.

Risks Related to Our Life Insurance Operations

●	We rely on the selling of life insurance products underwritten and issued by third-party carriers through distribution relationships, and if we are unable to contract or maintain such distribution relationships it could materially adversely impact our business and results of operations.

●	While recent sales gains have occurred in the life insurance industry, overall the industry has experienced a decline in product sales which, if this trend continues, could materially adversely impact our business and the results of operations.

●	Competition in the insurance technology market presents an ongoing challenge to the success of our business and if we are unable to compete, our business could be materially adversely impacted.

●	We may not be successful in establishing the relationships necessary to execute our business plans, which could have a material adverse impact on our ability to generate revenue and our financial condition.

●	We, as part of our insurance business, will collect, process, store, share, disclose and use customer information and other data, and our actual or perceived failure to protect such information and data, respect customer privacy or comply with data privacy and security laws and regulations could damage our reputation and brand and harm our business and operating results.

●	We may be unable to prevent or address the misappropriation of our data or data of our customers, which could damage our reputation and materially adversely impact its business.

●	We may expand operations abroad, through relationships with international life insurance carriers, where we have limited operating experience and where we may be subject to increased regulatory risks and local competition. If we are unsuccessful in our efforts to expand internationally, our business may be harmed.

Risks Related to Our Intellectual Property

●	If we are unable to protect our patent pending methods of identifying saliva-based epigenetic biomarkers or intellectual property in general, the value of our brand and other intangible assets may be diminished, and our business may be adversely impacted.

●	We may be unable to obtain sufficiently broad intellectual property protection, or we may lose our intellectual property protection.

●	We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

●	We may not be successful in registering and enforcing our trademarks.

●	We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

●	If we become involved in trademark or patent litigation or other proceedings related to a determination of rights, we could incur substantial costs and expenses, substantial liability for damages or be required to stop our development and commercialization efforts of our products and services.

Risks Related to Owning Our Securities

●	The public market for our securities is volatile. This may affect not only the ability of our investors to sell their securities, but the price at which they can sell their securities.

●	We are subject to the continued listing standards of the NYSE American and our failure to satisfy these criteria may result in delisting of our Class A Common Stock.

Risks Related to Our Business and Industry

We have a history of losses and it may not achieve or maintain profitability in the future.

We are a development stage company and have not been profitable since our inception in 2019, accumulating deficits of $147,231,000 and $51,976,000 as of December 31, 2022 and December 31, 2021, respectively. We incurred net losses of $95,255,000 and $38,488,000 in the years ended December 31, 2022 and December 31, 2021, respectively. We expect we will require significant capital in connection with our efforts, and we will be required to continue to make significant investments to further develop and expand our business. In particular, we expect to continue to expend substantial financial and other resources on sales, marketing and advertising as part of our strategy to develop and increase our network of independent insurance agents, as well as on research and development activities regarding our epigenetic biomarker technology. The sales, marketing and advertising expenses that we will incur will typically be expensed immediately. In addition, to the extent our business ramps up as we expect, we will need to increase our headcount significantly in the coming years. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We expect that our net loss will increase in the near term as we continue to make such investments to grow our business. Despite these investments, we may not succeed in increasing our revenue on the timeline that we expect or in an amount sufficient to lower our net loss and ultimately become profitable. Moreover, if our revenue does not increase, we may not be able to reduce costs in a timely manner because many of our costs are fixed, at least in the short term. In addition, if we reduce variable costs to respond to losses, this may limit our ability to enter into agreements with new customers and grow our revenues. Accordingly, we may not achieve or maintain profitability and it may continue to incur significant losses in the future.

Our independent registered public accounting firms have included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements, which could limit our ability to raise additional capital and thereby materially adversely impact its business.

Our audited financial statements for the years ended December 31, 2022 and 2021 were prepared assuming that we will continue as a going concern. Primarily as a result of our losses, limited working capital, debt obligations and significant operating costs expected to be incurred in the next twelve months, the reports of our independent registered public accounting firms included elsewhere in this annual report contain an explanatory paragraph on our financial statements stating there is substantial doubt about our ability to continue as a going concern. Such an opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. There is no assurance that sufficient financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may also make it more difficult to operate our business due to concerns about our ability to meet our contractual obligations.

If we are unable to secure additional capital, we may be required to curtail our business initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause a significant reduction in the scope of our planned development, which could harm its business, financial condition and operating results. It is not possible for us to predict at this time the potential success of our business. The revenue and income potential of our business and operations are currently unknown. The accompanying financial statements do not include any adjustments that may be necessary should we be unable to continue as a going concern.

We will require additional capital to commercialize our product and service offerings and grow our business, which may not be available on terms acceptable to us or at all.

Our present capital is insufficient to meet operating requirements or to cover losses, and therefore we need to raise additional funds through financings to carry out our business plans. Many factors will affect our capital needs as well as their amount and timing, including our growth and profitability as well as market disruptions and other developments.

Historically, we have funded our operations, marketing expenditures and capital expenditures primarily through equity issuances and debt instruments. We evaluate financing opportunities from time-to-time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans and operating performance, and the condition of the capital markets at the time we seek financing. We cannot be certain that additional financing will be available to us on favorable terms, or at all.

If we raise additional funds through the issuance of equity, equity-linked or debt securities, our existing stockholders may experience dilution. Any debt financing secured by us in the future could require that a substantial portion of our operating cash flow be devoted to the payment of interest and principal on such indebtedness, which may decrease available funds for other business activities, and could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue to support our business growth, maintain minimum amounts of risk-based capital and to respond to business challenges could be significantly limited, and our business, results of operations and financial condition could be adversely impacted.

Recent and future management changes could disrupt our operations and impair our ability to attract and retain key personnel.

We have experienced a number of recent changes to our senior management team, including the departure of our Chief Executive Officer and Chief Operating Officer on November 14, 2022. Our board of directors appointed Tyler Danielson, our Chief Technology Officer, to serve as our Interim Chief Executive Officer and principal executive officer, effective as of November 14, 2022. Changes in our senior management and uncertainty regarding any future changes may disrupt our operations, impact partner relationships, and impair our ability to recruit and retain other needed personnel. Any such disruption or impairment could have an adverse effect on our business.

Our future success depends in large part on the continued participation in the business of Tyler Danielson, our Interim Chief Executive Officer, which cannot be ensured or guaranteed.

Tyler Danielson is our Interim Chief Executive Officer. Mr. Danielson will be instrumental in shaping our vision, strategic direction and execution priorities. There can be no assurance that Mr. Danielson will continue to work for us. Mr. Danielson’s departure from service with the Company could materially adversely impact our business.

The loss of the services of our other current executives or other key employees, or the failure to attract additional key individuals, could materially adversely impact its business, results of operations and financial condition.

Our financial success is dependent to a significant degree upon the efforts of our current executive officers and other key employees. At present, we do not maintain key-man life insurance policies for any of these individuals. In addition, our success and viability will depend to a significant extent upon our ability to attract and retain qualified personnel in all areas of our business, especially the sales, science, and financial management teams. If we were to lose the key members of our respective teams, we would need to replace them with qualified individuals in a timely manner or our business, results of operations, and financial condition could be adversely impacted.

Our business significantly depends upon the strength of our brands, and if we are not able to develop, maintain and enhance our brands, our ability to develop and expand our customer base may be adversely impacted and our business and operating results may be harmed.

We believe that the brand identity we are developing (encompassing multiple brands) will significantly contribute to the success of our business. Developing, maintaining, and enhancing our brands may require us to make substantial investments and these investments may not be successful. If we fail to develop, maintain or enhance our brands, or if we incur excessive expenses in this effort, our business, operating results and financial condition may be materially adversely impacted. Many of our competitors have brands that are well recognized. As a relatively new entrant into the markets in which we operate, we will likely spend considerable money and other resources to create brand awareness and build our reputation. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive.

We may not be able to build brand awareness, and our efforts at building, maintaining and enhancing our reputation could fail. Complaints or negative publicity about our business practices, our marketing and advertising campaigns, our compliance with applicable laws and regulations, the integrity of the data that we provide to consumers or business partners, data privacy and security issues, and other aspects of our business, whether valid or not, could diminish confidence in our brands, which could adversely impact our reputation and business. Our management team could be subject to negative publicity that could interfere with our ability to successfully establish its brand or impact our ability to compete for business or attract and retain customers.

We were formed to become a separate and independently managed and controlled entity from GWG Holdings, Inc. (“GWG”). GWG, which remains a significant stockholder in FOXO, on April 20, 2022, has filed for chapter 11 bankruptcy protection in the Federal Bankruptcy Court for the Southern District of Texas. Our former Chief Executive Officer, who is a former member of our board of directors, was an officer and director of GWG prior to our initial formation in November 11, 2019. We are not a party to this bankruptcy and our former board member has not been an officer or director of GWG since April 2019, but the bankruptcy proceedings could negatively impact our brand.

As we commercialize and expand our product offerings and enter new markets, we need to establish our reputation with customers, and to the extent that we are not successful in creating positive impressions, our business could be adversely impacted. There can be no assurance that we will be able to develop, maintain or enhance our reputation, and failure to do so could materially adversely impact our business, results of operations and financial condition. If we are unable to develop, maintain or enhance consumer awareness of our brands in a cost-effective manner, our business, results of operations and financial condition could be materially adversely impacted.

Members of our management team may, from time to time, be associated with negative media coverage or become involved in legal or regulatory proceedings or investigations unrelated to our business.

Members of our management team have been involved in a wide variety of businesses, including transactions, such as sales and purchases of businesses, and ongoing operations. As a result of such involvement, members of our management team may from time to time be associated with negative media coverage or become involved in legal or regulatory proceedings or investigations unrelated to our business. Any negative media coverage, regulatory proceedings or investigations related to our management team, may be detrimental to the management team’s reputation or result in other negative consequences or damages, which could cause a material adverse impact on our business and the stock price of our Company.

Development of new products and services will require substantial resources, and we cannot guarantee that we will have the resources or ability to continue such development.

Developing new products and services requires substantial technical, financial and human resources, whether or not any products or services are ultimately commercialized. We may pursue what we believe is a promising opportunity only to discover that certain of its risk or resource allocation decisions were incorrect or insufficient, or that individual products, services or its science in general has technology limitations or risks that were previously unknown or underappreciated. In the event material decisions in any of these areas turn out to be incorrect or sub-optimal, we may experience a material adverse impact on our business and ability to fund our operations.

Our success is based on our ability to integrate molecular biotechnology into the life insurance industry, and our inability to do so may adversely affect our operating results, business prospects and our ability to repay our obligations.

The success of our business is based in large part upon our ability to create new products and services by integrating molecular biotechnology into the life insurance industry. We expect that current and future developments in molecular biotechnology will enhance the life insurance industry; however, the industry’s acceptance of molecular biotechnology will primarily be impacted by a variety of factors such as the acceptance of new products and services by consumers, insurance carriers, and agents; as well as the interpretation of existing laws and regulations (including laws relating to privacy), the passage of new legislation and regulations, actuarial understandings and methodologies, and future innovations in molecular biotechnology. Importantly, the factors that we believe will most significantly affect the development and success of our products and services in the life insurance industry are beyond our control. Any material or adverse development in the life insurance market could adversely affect our operating results, our access to capital, and our business prospects and viability. Because of this, an investment in the Class A Common Stock of our Company generally involves greater risk as compared to investments offered by companies with more diversified business operations in more established markets.

Our success depends, in large part, on our ability to commercialize our technology enabled products and services with a high level of service at a competitive price, achieve sufficient sales volume to realize economies of scale, and create innovative new products and services to offer to our customers. Our failure to achieve any of these outcomes would adversely impact our business.

Our success depends, in large part, on our ability to extend our technology enabled products and services to the life insurance market with a high level of service at a competitive price, achieve sufficient sales volume to realize economies of scale, and create innovative new products and services to offer to our customers. The growth and expansion of our business and service offerings, once such offerings are commercialized, is expected to place a continuous significant strain on our management, operational and financial resources. To effectively manage our growth following development and commercialization of our products and services, we must continue to implement and improve our operational, financial and management information systems and to expand, train and manage our employee base. While we plan to partner with third-party commercialization partners, as well as one or more domestic and/or international insurance carriers, we must continue to work to scale our own operations to meet increases in demand for our products and services. In the event of further growth of our operations or in the number of our third-party relationships, our supply, systems, procedures or internal controls may not be adequate to support our operations and our management may not be able to manage any such growth effectively.

Even if we are able to successfully scale our infrastructure and operations, we cannot ensure that demand for our products and services will increase at levels consistent with the growth of our infrastructure. If we fail to generate demand commensurate with this growth or if we fail to scale our infrastructure sufficiently in advance to meet such demand, our business, financial condition and results of operations could be materially adversely impacted.

We have limited experience commercializing our products or technology, which makes it difficult to evaluate our prospects and predict our products’ future performance.

Our operations to date have been focused on developing and commercializing our technologies and products, including developing and commercializing the Underwriting Report and Longevity Report. The performance of our market tests may not be indicative of the performance our customers experience following commercial launch, and we may need to make modifications to improve our products. Further, the Underwriting Report is being shown to potential insurance customers to gather feedback to achieve a product-market fit and successfully commercialize our products, and we may make modifications to improve the reliability, quality and/or functionality of the Underwriting Report as we receive feedback. There can be no assurance that we will be able to timely achieve market acceptance for either the Longevity Report or Underwriting Report, in the future. We have limited experience developing our products and technology for commercial use, conducting sales and marketing activities at scale and managing customer support at the commercial level. Further, while we are continuing to develop the Underwriting and Longevity Reports, we have no experience commercializing such reports. Consequently, predictions about our future success or viability are highly uncertain and hard to predict as a result of our limited operating history, the development stage of our products and our limited history commercializing our technologies or products. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations.

Further, we are transitioning from a company with a focus on research and development to a company capable of supporting both research and development and commercial activities, and we may not be successful in this transition. We have encountered in the past, and will encounter in the future, risks and uncertainties, delays and scientific setbacks frequently experienced by development stage companies with limited operating histories in competitive and rapidly changing industries, such as the genomics industry. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, commercialization activities, are incorrect or change, or if we do not address these risks, delays or uncertainties successfully, our results of operations could differ materially from our expectations, and our business, financial condition and results of operations could be adversely affected. To the extent we are successful in developing our products or technology, but demand for our products and/or our generated revenues are not enough to cover our ongoing expenses, we may need to raise additional capital to continue our operations and commercialization of our products and services.

We expect our revenue and results of operations to fluctuate on a quarterly and annual basis.

Our revenue and results of operations could vary significantly from period-to-period and may fail to match expectations as a result of a variety of factors, some of which are outside of our control. Among other factors, our revenue and results may vary as a result of fluctuations in the number of customers purchasing insurance products, research and development expenditures, and/or the timing and amount of our expenses. Fluctuations and variability across the industry may affect our revenue and results of operations. As a result of the potential variations in our revenue and results of operations, period-to-period comparisons may not be meaningful and the results of any one period should not be relied on as an indication of future performance. In addition, our results of operations may not meet the expectations of investors or public market analysts who follow our Company, which may adversely impact our stock price.

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

The Notes mature on April 1, 2024 (the “Maturity Date”), and accrue interest at an annual interest rate of 15%, commencing on the issuance date, compounded quarterly on each December 20, March 20, June and September 20 until the Maturity Date and on the Maturity Date itself (each, an “Interest Payment Due Date”). Interest is payable by increasing the principal amount of the Note (with such increased amount accruing interest as well) on each Interest Payment Due Date (“PIK Interest”). Monthly payments on the outstanding principal amount of the Note, as such amount may be increased as the result of the payment of PIK Interest (the “Outstanding Principal Balance”), will commence on November 1, 2023, until the Outstanding Principal Balance has been paid in full on the Maturity Date, or, if earlier, upon acceleration, or prepayment of the Note in accordance with the Notes terms. A default by us on the Notes would have a material adverse effect on our business, liquidity and the market price of our Class A Common Stock.

The warrants issued by FOXO under its January 2021 bridge financings and assumed by the Company as part of the Business Combination have anti-dilution rights that could be triggered as part of future financings.

If FOXO raises additional funds through the issuance of equity, equity-linked or debt securities with an exercise price lower than $6.21 per share at such time as the Assumed Warrants issued under the January 2021 bridge financing are outstanding, the anti-dilution protection provisions in the Assumed Warrants will be triggered. Specifically, the exercise price and number of warrant shares of the Assumed Warrants will be adjusted to reflect such lower issuance price as the new equity is sold and the number of shares issuable under the Assumed Warrant will be increased such that the aggregate exercise price after the lower price adjustment shall be equal to the aggregate exercise price prior to adjustment.  This anti-dilution adjustment will have a dilutive effect on the Company’s equity and may hamper its ability to complete future financings.

There is no guarantee that the exercise price of our Warrants will ever be less than the trading price of our Class A Common Stock on NYSE American, and they may expire worthless. In addition, we may reduce the exercise price of the Private and Public Warrants in accordance with the provisions of the Warrant Agreement, and a reduction in exercise price of the Private and Public Warrants would decrease the maximum amount of cash proceeds we could receive upon the exercise in full of the Private and Public Warrants for cash.

As of the date of this Report, the exercise price for our Public and Private Warrants is $11.50 per share of Class A Common Stock, and the exercise price for our Assumed Warrants is $6.21 per share of Class A Common Stock. On March 29, 2023, the closing price of our Class A Common Stock was $0.37. If the price of our shares of Class A Common Stock remains below the respective exercise prices of our Warrants, we believe our warrant holders will be unlikely to cash exercise their Warrants, resulting in little or no cash proceeds to us. There is no guarantee that our Warrants will be in the money prior to their expiration and, as such, our Warrants may expire worthless. In addition, at the current exercise price of $11.50 per share for the Public and Private Warrants, and $6.21 per share for the Assumed Warrants, we will receive up to $131.2 million from the exercise of the Warrants, assuming the exercise in full of all of the Warrants for cash. However, we may lower the exercise price of the Public Warrants and the Private Warrants in accordance with Section 9.8 of the Warrant Agreement to induce the holders to exercise such warrants. The Company may effect such reduction in exercise price without the consent of warrant holders and such reduction would decrease the maximum amount of cash proceeds we would receive upon the exercise in full of the Warrants for cash. In addition, in the event the Company issues Class A Common Stock or common stock equivalents that trigger the full ratchet anti-dilution provision in the Assumed Warrants, then the exercise price of the Assumed Warrants may be reduced and any subsequent exercises would decrease the amount of proceeds the Company receives for each share of Class A Common Stock.

Our success and the growth of our business will depend on our ability to effectively and in a cost-feasible manner acquire, maintain, and engage with our targeted customers. If we fail to acquire, maintain, and engage customers, our business, revenue, operating results, and financial condition will be adversely impacted.

As a new company, we anticipate that sales and marketing expenses will continue to represent a sizeable part of our overall operating costs for the foreseeable future. We cannot guarantee, however, that our investments in sales and marketing will effectively reach potential customers, potential customers will decide to buy our products or services, or that customer spend for our products and services will yield the intended return on investment.

In addition, many factors, some of which are beyond our control, may reduce our ability to acquire, maintain and engage with customers, including the following:

●	potential customers fail to accept or adopt epigenetic biomarker technology for use in underwriting risk classification;

●	our competitors mimic our digital platform, causing current and potential customers to purchase their insurance products instead of our products;

●	changes in advertising platforms’ pricing, which could result in higher advertising costs, and changes in digital advertising platforms’ policies, that may delay or prevent us from advertising through these channels;

●	changes in search algorithms by search engines;

●	ineffectiveness of our marketing efforts and other spend to acquire new customers;

●	decline in popularity of, or governmental restrictions on, social media platforms where we plan to advertise;

●	the development of new search engines or social media sites that reduce traffic on existing search engines and social media sites;

●	suffering reputational harm to our brand resulting from negative publicity, whether accurate or inaccurate;

●	failing to expand geographically;

●	failing to obtain or maintain insurance licensure in jurisdictions where we sell our products ;

●	failing to offer new and competitive products;

●	failing to develop effective distribution systems;

●	technical or other problems frustrate the customer experience;

●	we are unable to address customer concerns regarding the content, privacy and security; or

●	consumer behavior changes as a result of the COVID-19 pandemic.

Our inability to overcome these challenges could adversely impact our ability to attract and add new customers, as well as retain existing customers, once obtained, and could have an adverse effect on our business, revenue, operating results and financial condition. Further, if our customer base does not grow, we may be required to incur significantly higher marketing expenses than we currently anticipate in order to attract new customers. A significant decline in our customer base could have a materially adverse impact on our business, financial condition and results of operations.

Security incidents or real or perceived errors, failures, or bugs in our systems or websites could adversely impact our operations, result in loss of personal customer information, damage our reputation and brand, and harm our business and operating results.

Our success will be dependent on our systems, applications, and software operating and meeting the changing needs of our customers and users. We will rely on our technology and vendors to successfully implement changes to and maintain our systems and services in an efficient and secure manner. Like all information systems and technology, our websites may contain material errors, failures, vulnerabilities or bugs, particularly when new features or capabilities are released, and may be subject to computer viruses or malicious code, break-ins, phishing impersonation attacks, attempts to overload our servers with denial-of-service or other attacks, ransomware and similar incidents or disruptions from unauthorized use of our computer systems, as well as unintentional incidents causing data leakage, any of which could lead to interruptions, delays or website or online app shutdowns, or could cause loss of critical data, or the unauthorized disclosure, access, acquisition, alteration or use of personal or other confidential information.

If we experience compromises to our security that result in technology performance, integrity, or availability problems, the complete shutdown of our websites or the loss or unauthorized disclosure, access, acquisition, alteration or use of confidential information, customers or potential customers may lose trust and confidence in us, and may decrease the use of our systems or websites, or stop using our systems or websites entirely. Further, outside parties may attempt to fraudulently induce employees or customers to disclose sensitive information in order to gain access to our information, including customer information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, they are often not recognized until launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. Even if we take steps that we believe are adequate to protect us from cyber threats, hacking against our competitors or other companies could create the perception among our customers or potential customers that our systems or websites are not safe to use.

A significant impact on the performance, reliability, security, and availability of our systems, software, or services may harm our reputation, impair our ability to operate, retain customers or attract new customers for the FOXO brands, and expose us to legal claims and government action, each of which could have a material adverse impact on our business, results of operations, and financial condition.

Changes in general economic conditions could have a material adverse impact on our business.

Changes in general economic conditions, including, for example, interest rates, investor sentiment, changes specifically affecting the insurance industry, biotechnology industry, competition, technological developments, political and diplomatic events, tax laws, and other factors not known to us today, could substantially and materially adversely impact our business. For example, changes in interest rates may increase our cost of capital and ability to raise capital and have a corresponding adverse impact on our operating results. While we may engage in certain hedging activities to mitigate the impact of these changes, none of these conditions are or will be within our control. Changes in general economic conditions may also negatively impact demand for life insurance and our other products and services.

If we are unable to maintain effective internal control over financial reporting and disclosure controls and procedures, the accuracy and timing of our financial reporting may be adversely affected.

We are required to comply with Section 404 of the Sarbanes-Oxley Act, which requires management assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures. Prior to our Business Combination, although we had effective internal controls and procedures, we were a private company with limited accounting and finance personnel, review processes and other resources with which to address our internal controls and procedures.

Based on the evaluation of our internal controls over financial reporting and disclosure controls and procedures, we concluded that both were effective as of December 31, 2022. However, due to the current size of our Company and our limited personnel, we may not be able to maintain effective internal control over financial reporting and disclosure controls and procedures in the future.

We can give no assurance that we will be able to maintain effective internal control over financial reporting and disclosure controls and procedures, or that no “material weaknesses” in our internal control over financial reporting will be identified in the future. If we encounter “material weaknesses” in our internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis, it could lead to errors in our financial statements that could result in a restatement of our financial statements and cause us to fail to meet our reporting obligations. Further, If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements, restrict access to capital markets and adversely impact our stock price.

Our business may be adversely impacted by the continuation of the COVID-19 pandemic.

In 2020, the global COVID-19 pandemic spread to every country and every state in the United States. The World Health Organization designated COVID-19 as a pandemic, and numerous countries, including the United States, declared national emergencies with respect to the COVID-19 pandemic. While vaccines have been approved and are slowly being deployed, the global impact of the outbreak continues to adversely affect many industries, and different geographies continue to reflect the effects of public health restrictions in various ways. The timing and likelihood of achieving widespread global vaccination remain uncertain, and these vaccines may be less effective against new variants, potentially leading people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time.

The economic recovery following the impact of the COVID-19 pandemic is only partially underway and has been gradual, uneven and characterized by meaningful dispersion across sectors and regions with uncertainty regarding its ultimate length and trajectory. Further, although many jurisdictions had relaxed or lifted restrictions in an effort to generate more economic activity, the risk of continued COVID-19 outbreaks remains, and some jurisdictions may re-impose restrictions in an effort to mitigate risks to public health, especially as more infectious variants of the virus emerge. Increasing infection rates and hospitalizations in certain geographies and a potential resulting market downturn may have a negative impact on our planned products and services as well as the business of third parties on which it may rely, and as a result could materially adversely impact our business, results of operations and financial condition. It is also possible that the global recovery from the COVID-19 pandemic may reduce demand for personal life insurance and our other products and services.

These and other potential impacts make it more challenging for management to estimate the future performance of our business. While we cannot predict the specific impacts to our business, financial condition and results of operations, the impacts could be materially negative. These impacts will depend on future developments, which are highly uncertain and out of our control, including, among others, the duration and intensity of the COVID-19 pandemic, as well as the subsequent resumption of business operations and recovery of discretionary consumer spending across the globe. Additional impacts may arise that we are not aware of currently. The potential of such additional impacts intensifies the business and operating risks that we face, and should be considered when reading the additional risk factors below.

We may expand operations abroad, through relationships with international life insurance carriers, where we have limited operating experience and where we may be subject to increased regulatory risks and local competition. If we are unsuccessful in efforts to expand internationally, our business may be harmed.

Regulations exist or are under consideration in countries outside the United States, which limit or prevent the sale of direct-to-consumer genetic tests. Some countries, including Australia, require premarket review by their regulatory body similar to that required in the United States by the FDA. Some countries, including Australia, Germany, France and Switzerland, require a physician prescription for genetic tests providing health information, thus limiting our offering in those countries to an ancestry-only test. Other countries require mandatory genetic counseling prior to genetic testing. If similar prohibitions were enacted with respect to epigenetic testing, or the scope of the aforementioned regulations were expanded to include epigenetics, it could limit the available market for our products and services and increase the costs associated with marketing the products and services where we are able to offer our products.

We may expand our life insurance business internationally, which will subject us to additional laws and regulatory standards with respect to the insurance business and insurance distribution. We have no previous experience in operating our life insurance business internationally, may incur significant operating expenses in connection thereto, and may not be successful in our compliance with such international laws and regulations.

Legal developments in the European Union have created a range of new compliance obligations regarding transfers of personal data from the European Union to the United States, including the GDPR and UK GDPR, which may apply to certain of our activities related to services or products that we offer or may offer to individuals located in the European Union. Significant effort and expense will be required to ensure compliance with the GDPR and UK GDPR, and could cause us to change our business practices. Moreover, requirements under the GDPR and UK GDPR may change periodically or may be modified by the European Union or the UK and/or the laws of one or more countries. The GDPR and UK GDPR impose stringent compliance obligations regarding the handling of personal data and have resulted in the issuance of significant financial penalties for noncompliance, including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million/£17.5 million (whichever is higher) for the most serious violations.

We may also need to achieve and maintain International Standards Organization (or ISO) certification of our future Quality Management Systems. If we are not able to achieve or maintain regulatory compliance, we may not be permitted to market our insurance products and/or may be subject to enforcement by EU Competent Authorities, bodies with authority to act on behalf of the government of the applicable EU Member State, or other nations which adopt similar standards, to ensure that the requirements of the directive or regulation are met.

If we fail to comply with any applicable laws and regulations, we may not be able to expand internationally or could become subject to enforcement actions or the imposition of significant monetary fines, other penalties, or claims, which could harm our ability to conduct our business and could have a material adverse impact on our business, financial condition and results of operations.

We are exposed to risks related to litigation and other legal proceedings.

We operate in a highly regulated and litigious environment. We have and may become involved in legal proceedings, including litigation, arbitration and other claims, and investigations, inspections, audits, claims, inquiries and similar actions by insurance, tax and other governmental authorities.

Legal proceedings, in general, and securities, derivative action and class action and multi-district litigation, in particular, can be expensive and disruptive. Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years.

We are subject to extensive regulation by national, state and local government agencies in the United States, as well as in other countries in which we may operate. There continues to be a heightened level of review and/or audit by regulatory authorities of, and increased litigation regarding, our related industry’s business, compliance and reporting practices. As a result, we are and may be the subject of government actions of the types described above.

We cannot predict with certainty the outcomes of any legal proceedings and other contingencies, and the costs incurred in litigation can be substantial, regardless of the outcome. Substantial unanticipated verdicts, fines and rulings do sometimes occur. As a result, we could from time to time incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could harm our reputation and have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid. In addition, as a result of governmental investigations or proceedings, we may be subject to damages, civil or criminal fines or penalties, or other sanctions. The outcome of some of these legal proceedings and other contingencies could require us to take, or refrain from taking, actions which could negatively affect our operations. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources.

Risks Related to Our Epigenetic Testing Services

Our success and ability to establish and grow our epigenetic testing services will depend on developing epigenetic biomarkers for use in life insurance underwriting. If we fail to develop epigenetic biomarkers that attract and retain life insurance carriers as customers, our operating results and financial condition will be adversely affected.

We are still in the process of developing our saliva-based epigenetic biomarkers for use in life insurance underwriting. If our efforts to develop saliva-based epigenetic biomarkers for health and wellness conditions used in life insurance underwriting fail, our ability to attract customers for our underwriting technology services will be adversely impacted.

Our ability to attract and add new insurance or reinsurance carriers as customers, as well as retain existing customers, once obtained, depends, in large part, on the ability of our epigenetic biomarkers to provide accurate, cost-effective information for life insurance underwriting. If life insurance carriers or reinsurance carriers do not perceive our underwriting technology services to be reliable and of high quality, if we fail to introduce new and improved products and services, or if we introduce new products or services that are not favorably received by the market, we may not be able to attract or retain customers. In order for our epigenetic biomarkers technology to provide actuarial value, we may be required to incur significantly higher research and development expenses, costs related to improving our services, and lower margins in order to attract new customers and retain existing customers.

While we will strive to demonstrate the actuarial value of epigenetic biomarker technology we are developing for insurance companies, reinsurers, underwriters, and insurance agents, these counterparts may not embrace our underwriting technology services. Moreover, if we fail to be competitive on pricing and actuarial accuracy, our ability to grow our business and generate revenue by attracting and retaining customers may be adversely impacted.

Many factors, some of which are beyond our control, may reduce our ability to sell our underwriting technology services, including those described in this “Risk Factors” section and the following:

●	our potential carrier customers or regulators not understanding or appreciating our science or results (including lack of understanding of the difference between genetics and epigenetics);

●	our competitors offering alternative underwriting solutions;

●	suffering reputational harm to our brand resulting from negative publicity, whether accurate or inaccurate;

●	failing to offer price competitive products and services;

●	experiencing technical or other problems that inhibit our ability to service carrier customers in a fast and reliable manner;

●	being unable to address regulatory concerns regarding the application of epigenetic biomarkers for use in life insurance underwriting;

●	experiencing regulatory changes that make epigenetics unavailable for use in life insurance underwriting;

●	being unable to address customer concerns regarding content, privacy and security; or

●	being impacted by consumer behavior changes as a result of the COVID-19 pandemic.

Our inability to overcome these challenges could adversely impact our ability to execute our underwriting technology services business and could have an adverse effect on our business, revenue, operating results and financial condition. The inability to commercialize our underwriting technology services business would have a materially adverse impact on our business, financial condition and results of operations.

We are applying the relatively new field of epigenetics science to life insurance underwriting, which we cannot guarantee will produce the results we seek or need for our business model.

While the scientific field of epigenetics and its importance in gene expression is well understood, the scientific field is still developing and the concept of obtaining individually predictive biomarkers of health and wellness from saliva is novel. Most epigenetic research to date has been conducted from blood specimens and has produced extensive peer reviewed publications on the association between DNA methylation and health and wellness factors associated with life insurance underwriting (e.g., tobacco use, cardiovascular health, metabolic health, alcohol use). These association studies, while informative, differ from the individually predictive epigenetic biomarkers we develop and require for use in life insurance underwriting. In addition, these peer reviewed association studies have not published extensive research on DNA methylation derived from saliva. Accordingly, while we believe that individually predictive biomarkers are available in saliva at accuracy levels that are actuarially significant for use in life insurance underwriting, we cannot guarantee the accuracy of such epigenetic biomarkers, and any errors in the accuracy or results provided by such biomarkers could hinder our ability to gain market share in a very competitive industry. If we are unable to obtain individually predictive epigenetic biomarkers in saliva at accuracy levels efficacious for life insurance underwriting, or if the epigenetic biomarkers do not perform as expected, it could significantly affect our ability to generate revenue from such products, which could then result in a complete loss of your investment.

Our 2019 pilot study demonstrated that epigenetic biomarkers are available in both blood and saliva for traditional life insurance underwriting risk factors, but further research may not validate or improve the results discovered in the Pilot Study.

In 2019, we completed a pilot study that sought to measure a wide range of health and wellness factors used in traditional life insurance underwriting with DNA methylation data derived from blood and saliva (the “Pilot Study”). While the Pilot Study was able to identify patterns of DNA methylation (i.e., epigenetic biomarkers) of individuals that corresponded to clinical health and wellness measurements used in standard life insurance underwriting, we cannot guarantee that the results of the Pilot Study are completely accurate, or that the results of the Pilot Study will be further validated or improved upon in follow-on research which could negatively impact our ability to pursue our business plans and generate revenue.

We currently have research projects planned and underway designed to further discover, improve and validate the use of our epigenetic biomarkers for our commercial purposes, but we cannot guarantee the results of such research and any negative results may negatively impact our ability to pursue our business plans.

Our current and planned research projects are designed to further discover, improve and validate the use of epigenetic biomarkers for commercial use in life insurance underwriting. The main research projects we have underway are the Physicians’ Health Study and the Parallel Run Study.

While we believe these research projects will lead to the discovery, improvement, and commercial validation for the use of its proprietary epigenetic biomarker technology, we cannot guarantee the results of these studies, nor can we guarantee that insurance carriers, agents, underwriters, and consumers will use our products and services based on the results of such studies. Our results may be misleading or inaccurate, which could adversely impact the acceptance of our products and services, and our overall ability to continue pursuing our business plans. If the results from its research studies differ from what we expect, or if such results are not accepted by insurance carriers, agents, underwriters, and consumers, it will adversely impact our ability to pursue our business plans and generate revenue, which could result in a complete loss of your investment.

We intend to provide consumer engagement through our health and wellness platform; however, competition in the personal health and wellness testing market continues to increase and presents a threat to the success of our business.

The number of companies entering the personal health and wellness testing market with offerings similar to those that we provide through our health and wellness testing platform continues to increase. We believe that our ability to offer consumer engagement services that add value to life insurance depends upon many factors both within and beyond our control, including the following:

●	the timing and market acceptance of health and wellness products and services, including the developments and enhancements to those products and services offered by us or our competitors;

●	the customer service and support efforts required to provide personal health and wellness testing services on our platform;

●	the selling and marketing efforts required to support consumers and agents using our consumer engagement services;

●	the ease of use, performance, price and reliability of solutions developed either by us or our competitors; and

●	our brand strength relative to our competitors.

We anticipate we will also face competition from other companies attempting to capitalize on the same, or similar, opportunities as we are, including from existing diagnostic, laboratory services and other companies entering the personal health and wellness testing market with new offerings such as direct access and/or consumer self-pay tests and interpretation services. Some of our current and potential competitors have longer operating histories and greater financial, technical, marketing and other resources than we do. These factors may allow our competitors to respond more quickly or efficiently than we can to new or emerging technologies. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases than we have. Our competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services. This could attract customers away from our services and reduce our market share.

We rely on a limited number of critical third-party suppliers for our epigenetic testing services and in the event we are unable to procure our materials or services, we may not be able to find suitable replacements or immediately transition to alternative suppliers, which will have an adverse impact on our business.

We rely on a limited number of critical third-party suppliers for our epigenetic testing, including: (1) the maker of our DNA Kit, which is required for the collection of our customers’ saliva; (2) a provider of microarrays; and (3) a provider of array processing and wet-lab services to deliver the raw epigenetics data to us. Our suppliers could cease supplying these materials, equipment and/or services at any time, or fail to provide us with sufficient quantities of materials/services or materials/services that meet our specifications, or significantly increase the costs of providing the materials or services to us. Our operations could be interrupted if we encounter delays or difficulties in securing these materials or services, or if we cannot locate an acceptable substitute. Any such interruption could significantly impact our business, financial condition, results of operations and reputation.

Our underwriting technology services face substantial competition, which may result in others discovering, developing or commercializing products and services that are similar to ours, before or more successfully than we can.

While we believe we are the first company to seek to directly apply saliva-based epigenetic biomarker technology to life insurance underwriting, we have not yet fully developed and commercialized, and may never successfully develop or commercialize, our saliva-based underwriting technology for the insurance market. Moreover, our business faces substantial competition from larger, more established companies with products and services that have been accepted by insurance and underwriting markets and may impair our ability to compete to commercialize our products and services in the life insurance industry.

We recognize that other companies, including larger insurance, insurance technology and biotechnology companies, may be developing or have plans to develop products and services that may compete with ours. Many of our competitors have substantially greater financial, technical, and human resources than we have. In addition, many of our competitors have significantly greater experience than we have in developing various underwriting protocols and marketing and commercializing products and services similar to ours. Our competitors may discover, develop or commercialize products and services that are more effective, safer or less costly than any products or services that we are developing. Our competitors may also obtain regulatory approval for their products and services more rapidly than we may obtain approval for our planned insurance products, underwriting protocol and testing services.

We anticipate that competition with our insurance products and underwriting testing services will be based on a number of factors, including product efficacy, accuracy, availability and price. Our competitive position will also depend upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop and maintain proprietary products or processes, protect our intellectual property including our trade secrets, and to secure sufficient capital resources to support the development and commercialization of our products and services.

We or our partners (or both) may now or in the future be subject to laws and regulations relating to laboratory testing, which could materially adversely impact our ability to offer our products or services.

The clinical laboratory testing sector is highly regulated in the United States. Both us and our partners may now, or in the future, be subject to regulation under the Clinical Laboratory Improvement Amendments (“CLIA”), or similar state laboratory licensure laws. CLIA is a federal law (administered by the Centers for Medicare & Medicaid Services, or CMS) that, in partnership with the states, regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease or impairment of, or assessment of the health of, human beings. CLIA regulations require clinical laboratories to obtain a certificate commensurate with the type of testing being performed and mandate specific standards in areas including personnel qualifications, administration, participation in proficiency testing, patient test management and quality assurance. CLIA certificates must be renewed every two years, and renewal requires undergoing survey and inspection. CLIA and/or state inspectors may conduct random inspections or conduct inspections as a result of a complaint or reported incident.

DNA methylation profiling of consumer saliva specimens will be performed by our wet-laboratory partners. The failure of our laboratory partners to hold CLIA certification or accreditation appropriate to the type of testing they perform, or to comply with CLIA regulations or applicable state licensure requirements could result in adverse regulatory action that, if not timely corrected, could result in us being unable to continue using their services, which could adversely affect our business. Similarly, if our laboratory partners do not hold state permits or licenses in those states that require them, it may limit our ability to offer our products and services on a national basis.

Because we do not directly analyze human specimens in our facilities, but instead perform only data analysis or “dry lab” services, our bioinformatics analysis activities are not subject to CLIA. It is possible that, in the future, CLIA may apply to our activities, which could result in us being unable to offer our services or could require additional expenditures to obtain certification, both of which could materially adversely impact our business. We could face similar adverse impacts if a state regulator were to conclude that our bioinformatics activities were subject to state laboratory licensure. Similar adverse consequences could result if CLIA or state regulators disagree with our laboratory partners’ interpretation of CLIA or our applicability to their testing services.

Our underwriting technology and molecular health and wellness engagement services may now or in the future be subject to laws and regulations relating to laboratory developed tests and software, which could materially adversely impact our business.

The Federal Food, Drug, and Cosmetic Act (the “FDC Act”) gives the United States Food and Drug Administration, or FDA, the authority to regulate manufacturers of medical devices, which are defined to include, among other requirements, in vitro diagnostic (“IVD”) products (e.g., laboratory instruments, reagents, and collection devices) and software that are intended for use in the diagnosis, treatment, cure, mitigation or prevention of diseases or conditions, including, without limitation, the presence of biomarkers. Medical devices are subject to a variety of regulatory requirements based on their level of risk, including in some cases premarket review and authorization. The FDA enforces its requirements by market surveillance and periodic inspections. The FDA may take a variety of actions in response to violations of the FDC Act and implementing regulations, including, but not limited to, cease and desist orders, injunctions, civil monetary penalties, operating restrictions, or shutdown of production facilities.

The FDA has historically taken the position that laboratory tests developed in-house by a clinical laboratory, sometimes referred to as laboratory developed tests (“LDTs”), are subject to regulation as in vitro diagnostic devices. However, the FDA has generally exercised enforcement discretion (i.e., has exercised discretion not to enforce its requirements) with respect to LDTs. Certain types of LDTs have historically not been subject to enforcement discretion, including LDTs for the COVID-19 pandemic and LDTs offered directly to consumers without a health care provider’s order. Legislative proposals introduced in Congress in 2021 seek to codify or, alternatively, eliminate, FDA authority to regulate LDTs.

The FDA also takes the position that stand-alone software that meets the definition of a medical device, known as SaMD, is subject to FDA regulation. Certain categories of medical software, including certain health and wellness software, have been exempted from FDA regulation under the FDC Act. Similarly, the FDA has exercised enforcement discretion with respect to certain types of low risk software products, including those intended to help patients manage chronic conditions.

Our products and services include epigenetic analysis of laboratory-generated DNA methylation data using our proprietary bioinformatics technology, which it uses to inform both its saliva-based underwriting and molecular health and wellness engagement services. We believe that our products and services are not subject to FDA regulation. First, to the extent our products and services are intended to inform underwriting decisions, they do not meet the definition of a medical device. Second, to the extent our products and services incorporate software that is intended solely for health and wellness purposes, we believe such software meets the definition of exempt medical software under the FDC Act, as amended by the 21st Century Cures Act, enacted in 2016. Furthermore, even if elements of our products and services could be construed to be subject to FDA oversight, we believe that such elements would be subject to FDA enforcement discretion to the extent that we use such elements to provide general health and wellness and non-disease-specific information to customers that includes disclaimers and caveats that the information is not intended for medical purposes and poses low risk to consumers.

There can be no guarantee that the FDA will now, or in the future, agree with our position. Should the FDA determine that our products and services are subject to FDA regulation, our operations could be adversely affected. If FDA premarket review or approval were required, we could be forced to stop selling our testing services or be required to modify claims or make other changes while we work to obtain FDA clearance, approval or de novo classification. Our business, results of operations and financial condition would be negatively affected until such reviews were completed and clearance, approval or de novo classification to market were obtained or the costs of continuing to operate our business could increase materially.

Our use of saliva-based epigenetic biomarkers may in the future be subject to laws and regulations at the state and federal levels relating to the use of such testing or information in life insurance underwriting, which could materially adversely impact our business.

Underwriting life insurance is subject to state insurance regulation. We believe the use of epigenetic biomarkers in life insurance underwriting is permissible due to the fact that we are seeking to identify underwriting impairments already used by other insurance carriers in medical underwriting today. Moreover, the use of epigenetic testing or information in life insurance underwriting is not prohibited at either the federal or state level. Florida and Louisiana are the only states that have explicitly sought to prohibit the use of genetic information, which is distinguishable from epigenetic information, for use in life insurance underwriting.

Any adverse change in current laws or regulations, or their interpretation, federally or in one or more states in which we operate or plan to operate (or an aggregation of states in which we conduct a significant amount of business) could result in our curtailment or termination of operations in such states, or cause us to not start or modify our operations in a manner that adversely affects our ultimate profitability. Any such action could have a corresponding adverse impact on our results of operations and financial condition, primarily through a material decrease in revenues, and could have a material adverse impact on our business.

We provide ancillary product and service offerings that support our baseline technology, but we cannot guarantee that such products and services will result in material, if any, revenue, and such products and services may be a distraction to our main business line initiatives.

We have built a number of technologies to support researchers and epigenetic science and analysis. For example, in 2019 we released “MethylSuite,” a high throughput bioinformatic software package that supports calculating, reporting and interpreting epigenetic data derived from microarray technology. Also in 2019, we partnered with the Van Andel Institute and Illumina, Inc. in the commercialization of the Infinium Mouse Methylation Array, a new microarray designed to advance epigenetic research in model organisms. We receive a royalty on all Infinium Mouse Methylation Array sales by Illumina, and also provide laboratory and data processing services to researchers using the Infinium Mouse Methylation Array. However, we do not expect such business lines to result in material, if any, revenues. Furthermore, we cannot guarantee the accuracy or results of the array/data processing or MethylSuite, and any errors in the results provided by such array or bioinformatic software could result in costly litigation, and be a distraction to our main business line initiatives.

Risks Related to Our Life Insurance Operations

The life insurance industry has experienced an overall decline in product sales which, if this trend continues, could materially adversely impact our business and results of operations.

Ownership of life insurance has been in decline in the United States for decades. While our products and services are designed to address the overall decline in consumer interest in purchasing life insurance products, there can be no assurance that we will be successful in doing so. The reasons for a decline in household ownership of life insurance are complex and multi-faceted. There can, therefore, be no assurance that we will successfully address these multifaceted reasons or that we will generate revenues or become profitable. We may be forced to make significant changes to our anticipated pricing, sales and revenue models to compete with our competitors’ offerings, and even if such changes are implemented, there is no guarantee that such steps will be successful. If the overall market trend of declining demand for personal life insurance continues or worsens, or we are unable to adjust our approach to meet market demands, our business, financial condition and results of operations could be materially adversely impacted.

Competition in the insurance technology market presents an ongoing challenge to the success of our business and if we are unable to compete, our business could be materially adversely impacted.

The number of technology-based companies entering the insurance market with offerings in life insurance continues to increase. While we believe there are very few, if any, companies commercializing saliva-based epigenetic biomarkers or bundling life insurance with a health and wellness engagement platform, we believe that our ability to compete depends upon many factors both within and beyond our control, including the following:

●	the speed and size of our customer base as it develops;

●	the timing and market acceptance of products and services we offer, including the developments and enhancements to those products and services, offered by us or our competitors;

●	the customer service and support efforts we provide with our products and services;

●	the selling and marketing efforts we employ against our products and services;

●	the acceptance of our products by underwriters, insurance companies, agents and consumers;

●	the ease of use, performance, price and reliability of solutions we develop; and

●	the brand strength we create relative to our competitors.

We will likely face competition from other companies attempting to capitalize on the same, or similar, opportunities as us, including from companies focused on molecular health and wellness, epigenetic biomarkers, and from the overall insurance technology markets inclusive of new offerings such as direct access and/or consumer self-pay tests and genetic interpretation services. Many of our current and potential competitors have longer operating histories and greater financial, technical, marketing and other resources than us. These factors may allow our competitors to respond more quickly or efficiently than we can to new or emerging technologies. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing, which may allow them to build customer bases larger or faster than us. Our competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services. This could attract customers away from our services and reduce our market share or prevent us from increasing.

We may not be successful in establishing or maintaining the relationships necessary to execute on our business plans, which could have a material adverse impact on its ability to generate revenue and financial condition.

Our sales and distribution efforts focus on independent agent distribution channels. Independent agent distribution channels include independent marketing organizations, broker general agencies and smaller general agencies. In order to serve the broadest range of customers and agents, we established a managing general agency relationship with multiple domestic carrier partners, in order for us to expand the use of our products and services in connection with a full suite of life insurance products (term life insurance, universal life insurance, variable universal life insurance, indexed universal life insurance, whole life insurance, etc.), which we call the “MGA Model” (see “Business” section above for more details). We believe the MGA Model appeals to domestic carrier partners who are seeking to expand the distribution of their products through independent agent distribution channels and who are seeking a differentiated product offering by combining their own policies with our health and wellness offering as well as replacing blood and urine specimen for life insurance products that are subject to medical underwriting protocols with our saliva-based underwriting protocol.

If we are unable to develop or maintain these relationships, or if the MGA Model proves unworkable, our business, financial condition and results of operations may be adversely impacted. Moreover, while we will strive to demonstrate the value of our products and services to consumers, insurance agents, and carriers, these potential customers may not embrace our products and services, thereby hindering our ability to execute on our business plans and generate revenue.

We may experience difficulty in marketing and distributing life insurance through third parties, and the use of third parties may result in additional liabilities.

Although we intend to distribute life insurance products through a wide variety of distribution channels, we may maintain relationships with a number of key distributors, which could result in certain distributor concentration. Distributors may elect to renegotiate the terms of any existing relationships such that those terms may not be attractive or acceptable to us, limit the products they sell, or otherwise reduce or terminate their distribution relationships with us with or without cause. This could be due to various reasons, such as uncertainty related to product offerings, industry consolidation of distributors or other industry changes that increase the competition for access to distributors, developments in laws or regulations that affect our business or industry, including the marketing and sale of our products and services, adverse developments in our business, the distribution of products with features that do not meet minimum thresholds set by the distributor, strategic decisions that impact our business, adverse rating agency actions or concerns about market-related risks.

Key distribution partners could merge, consolidate, change their business models in ways that affect how our products can be sold, or new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts.

Also, if we are unsuccessful in attracting and retaining distribution partners, or are unable to maintain our distribution relationships, we may be unable to effectively sell our products, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.

In addition, we could, in certain circumstances, be held responsible for the actions of third-party distributors, including broker-dealers, registered representatives, insurance agents and agencies and marketing organizations, and their respective employees, agents and representatives, in connection with the marketing and sale of our products by such parties in a manner that is deemed not compliant with applicable laws and regulations. This is particularly acute with respect to unaffiliated distributors where we may not be able to directly monitor or control the manner in which products are sold through third-party firms. If our products are distributed to customers for whom they are unsuitable or distributed in a manner deemed inappropriate, we could suffer reputational and/or other financial harm to our business.

As part of our insurance business, we may collect, process, store, share, disclose and use customer information and other data, and our actual or perceived failure to protect such information and data, respect customer privacy or comply with data privacy and security laws and regulations could damage our reputation and brand and harm our business and operating results.

We may receive and store a large volume of personally identifiable information, epigenetic information, and other data relating to our customers, as well as other personally identifiable information and other data relating to individuals such as our employees. Security breaches, employee malfeasance, or human or technological error could lead to potential unauthorized disclosure of our customers’ personal information. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our solutions and any failure to comply with such laws and regulations could lead to significant fines, penalties or other liabilities.

A security compromise of our information systems or of those of businesses with whom we interact that results in confidential information being accessed by unauthorized or improper persons could harm our reputation and expose us to regulatory actions, customer attrition, remediation expenses, disruption of our business, and claims brought by our customers or others for breaching contractual confidentiality and security provisions or data protection laws.

Monetary damages imposed on us could be significant and not covered by our liability insurance. Techniques used by bad actors to obtain unauthorized access, disable or degrade service, or sabotage systems evolve frequently and may not immediately produce signs of intrusion, and we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, a security breach could require us to expend substantial additional resources related to the security of our information systems and provide required breach notifications and remediation, diverting resources from other projects and disrupting our businesses. If we experience a data security breach, our reputation could be damaged and we could be subject to additional litigation, regulatory risks and business losses.

Numerous local, municipal, state, federal, and international laws and regulations address privacy and the collection, storing, sharing, use, disclosure, and protection of certain types of data, including the Personal Information Protection and Electronic Documents Act, the Telephone Consumer Protection Act of 1991, or the TCPA, Section 5 of the Federal Trade Commission Act, and effective as of January 1, 2020, the California Consumer Privacy Act (or the CCPA). These laws, rules, and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation, and changes in enforcement, and may be inconsistent from one jurisdiction to another. For example, the CCPA, which went into effect on January 1, 2020, requires, among other things, new disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of personal information. The CCPA provides for fines of up to $7,500 per violation. Aspects of the CCPA and its interpretation and enforcement remain uncertain. The effects of this legislation are potentially far-reaching and may require FOXO to modify its data processing practices and policies and incur substantial compliance-related costs and expenses. The CCPA has been amended on multiple occasions. For example, the California Privacy Rights Act (or CPRA) recently was approved by California voters and significantly modifies the CCPA, potentially resulting in further uncertainty and requiring FOXO to incur additional costs and expenses in an effort to comply. The CPRA became operative on January 1, 2023 (and applies only to consumer data collected on or after January 1, 2022, with enforcement beginning July 1, 2023). While the CCPA will remain operative and enforceable from now until July 1, 2023, we will continue to monitor developments related to the CPRA. The effects of this legislation are potentially far-reaching and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Additionally, many laws and regulations relating to privacy and the collection, storing, sharing, use, disclosure, and protection of certain types of data are subject to varying degrees of enforcement and new and changing interpretations by courts. The CCPA and other changes in laws or regulations relating to privacy, data protection, breach notifications, and information security, particularly any new or modified laws or regulations, or changes to the interpretation or enforcement of such laws or regulations, which require enhanced protection of certain types of data or new obligations with regard to data retention, transfer, or disclosure, could greatly increase the cost of providing our products and services, require significant changes to our operations, or even prevent us from providing our products and services in jurisdictions in which we currently operate and in which we may operate in the future.

We may also be required to comply with increasingly complex and changing data security and privacy regulations in the UK, the European Union (the “EU”) and in other jurisdictions in which we plan to conduct business that regulate the collection, use and transfer of personal data, including the transfer of personal data between or among countries. For example, the EU’s General Data Protection Regulation (the “GDPR”), now also enacted in the UK as the UK GDPR, has imposed stringent compliance obligations regarding the handling of personal data and has resulted in the issuance of significant financial penalties for noncompliance. Further, in July 2020, the Court of Justice of the European Union released a decision in the Schrems II case (Data Protection Commission v. Facebook Ireland, Schrems), declaring the EU-US Privacy Shield invalid and calling into question data transfers carried out under the European Commission’s Standard Contractual Clauses. As a result of the decision, we may face additional scrutiny from EU regulators in relation to the transfer of personal data from the EU to the United States. Noncompliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of global annual revenues. In the United States, there have been proposals for federal privacy legislation and many new state privacy laws have been enacted or proposed. Other countries have enacted or are considering enacting data localization laws that require certain data to stay within their borders. We may also face audits or investigations by one or more domestic or foreign government agencies or our customers pursuant to our contractual obligations relating to our compliance with these regulations. Complying with changing regulatory requirements requires us to incur substantial costs, exposes us to potential regulatory action or litigation, and may require changes to our business practices in certain jurisdictions, any of which could materially adversely impact our business, financial condition and results of operations.

Despite our efforts to comply with applicable laws, regulations, and other obligations relating to privacy, data protection, and information security, it is possible that our interpretations of the law or best practices could be inconsistent with, or fail, or be alleged to fail to meet all requirements of, such laws, regulations, or obligations. Our failure, or the failure by its third-party providers on its platform, to comply with applicable laws or regulations or any other obligations relating to privacy, data protection, or information security, or any compromise of security that results in unauthorized access to, or use or release of personally identifiable information or other data relating to our customers, or other individuals, or the perception that any of the foregoing types of failure or compromise have occurred, could damage our reputation, discourage new and existing customers from using our products or services, or result in fines, investigations, or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, financial condition, and results of operations. Even if not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand and materially adversely impact our business, financial condition, and results of operations.

We will be subject to the terms of our privacy policies and privacy-related obligations. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or others, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which could include personally identifiable information or other user data, may result in governmental or regulatory investigations, enforcement actions, regulatory fines, compliance orders, litigation or public statements against us by consumer advocacy groups or others, and could cause customers to lose trust in us, all of which could be costly and have an adverse impact on our business. In addition, new and changed rules and regulations regarding privacy, data protection (in particular those that impact the use of artificial intelligence) and cross-border transfers of customer information could cause us to delay planned uses and disclosures of data to comply with applicable privacy and data protection requirements. Moreover, if any third-party that we work with violates applicable laws or its policies, such violations also may put personal information at risk, which may result in increased regulatory scrutiny and have a material adverse effect on our reputation, business, financial condition and results of operations.

We may be unable to prevent or address the misappropriation of our data, which could damage our reputation and materially adversely impact our business.

Third parties may misappropriate our data through website scraping, bots or other means and aggregate this data on their websites with data from other companies. In addition, copycat websites or online apps may misappropriate data and attempt to imitate our brand or the functionality of our planned website. If we become aware of such websites or online apps, we intend to employ technological or legal measures in an attempt to halt their operations. However, we may be unable to detect all such websites or online apps in a timely manner and, even if we could, technological and legal measures may be insufficient to halt their operations immediately or completely. In some cases, particularly in the case of websites or online apps operating outside of the United States, our available remedies may not be adequate to protect us against the effect of the operation of such websites or online apps. Regardless of whether we can successfully enforce our rights against the operators of these websites or online apps, any measures that we may take could require us to expend significant financial or other resources, which could harm our business, results of operations or financial condition. In addition, to the extent that such activity creates confusion among consumers or advertisers, our brand and business could be harmed.

Changes in state laws and regulations governing our business, or changes in the interpretation of such laws and regulations, could negatively impact our business.

State statutes typically provide state regulatory agencies with significant powers to interpret, administer and enforce the laws relating to the purchase of life insurance policies. Under statutory authority, state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways or issue new administrative rules, even if not contained in state statutes. State regulators may also impose rules that may restrict and negatively impact our industry. Because of the history of certain abuses in the industry, we believe it is likely that state insurance regulation will increase and grow more complex during the foreseeable future. We cannot, however, predict what any new regulation would specifically involve.

The emergence of new biotechnologies has led to frequent legislation governing the use of genetic information in insurance. The federal regulation, Genetic Information Nondiscrimination Act (“GINA”), prohibits the use of genetic information by health insurers, but it does not apply to life insurance or epigenetics at this time. To date, a small minority of states have adopted a GINA-like framework, essentially prohibiting the use of genetic information for life insurance underwriting and risk classification. Other states have laws regulating, though not prohibiting, the use of genetic information in life insurance. While epigenetics’ distinguishable features exempt it from the text of, and rationale behind, current laws regulating the use of genetic information in life insurance, any adverse change in present laws or regulations, or their interpretation in one or more states in which we may operate (or an aggregation of states in which we may conduct a significant amount of business) could result in our curtailment or termination of operations in such jurisdictions, or cause us to modify our operations in a way that adversely affects our profitability. Any such action could have a corresponding material and negative impact on our results of operations and financial condition, primarily through a material decrease in revenues, and could also have a material adverse effect on our business, financial condition and results of operations.

New legislation or legal requirements may affect how we communicate with our customers, which could have a material adverse impact on our business model, financial condition, and results of operations.

State and federal lawmakers and insurance regulators are focusing upon the use of customer communications, including concerns about transparency, deception, and fairness, in particular. Changes in laws or regulations, or changes in the interpretation of laws or regulations by a regulatory authority may decrease our revenues and earnings and may require us to change the manner in which we conduct some aspects of our business. In addition, our business and operations are subject to various U.S. federal, state, and local consumer protection laws, including laws which place restrictions on the use of automated tools and technologies to communicate with wireless telephone subscribers or consumers generally. For example, a California law, effective as of July 2019, makes it unlawful for any person to use a bot to communicate with a person in California online with the intent to mislead the other person about its artificial identity for the purpose of knowingly deceiving the person about the content of the communication in order to incentivize a purchase of goods or services in a commercial transaction. Although we take steps to comply with this and other laws restricting the use of electronic communication tools, no assurance can be given that we will not be exposed to civil litigation or regulatory enforcement. Further, to the extent that any changes in law or regulation further restrict the ways in which we communicate with prospective or current customers, these restrictions could result in a material reduction in our customer acquisition and retention, reducing the growth prospects of our business, and materially adversely impact our business, financial condition and results of operations.

Risks Related to Our Intellectual Property

If we are unable to protect our patent pending methods of identifying saliva-based epigenetic biomarkers or intellectual property in general, the value of our brand and other intangible assets may be diminished, and our business may be adversely impacted.

We depend on our proprietary technology, intellectual property and services for our business plans, success and ability to compete. We rely and expect to continue to rely on a combination of confidentiality and other agreements with our employees, consultants and third parties with whom we have relationships or with whom we plan to have relationships, and who may have access to confidential or patentable aspects of our research and development output, as well as the trademark, copyright, patent and trade secret protection and common law rights and laws, to protect our proprietary rights. For example, we rely on trade secret protection for building and validating an extensive number of machine learning models that use epigenetic data derived from different types of tissues to predict a wide variety of targets, such as direct mappings to life insurance classification, smoking use and/or extent, alcohol use and/or extent, etc. Although we enter into confidentiality and other agreements to protect these and other proprietary technologies, any of these parties may breach the agreements and disclose information before a patent application is filed, and jeopardize our ability to seek patent protection, if we were not able to use the courts to enjoin the disclosure in advance. In addition, our ability to obtain and maintain valid and enforceable patents or patent licenses depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Since publications in the scientific literature often lag behind the actual discoveries, and patent applications do not publish until 18 months after filing, we are never certain we are the first to make the inventions claimed in any of our patents or that we are the first to file for patent protection of such patents. In other words, priority is never known until an application is prosecuted. Additionally, third parties may knowingly or unknowingly infringe our proprietary rights, and third parties may challenge our proprietary rights held, pending and future patent, copyright, trademark and other applications, which, if successful, may not be approved and which may affect our ability to prevent infringement without incurring substantial expense. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.

If the protection of our proprietary rights are inadequate to prevent use or appropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our service and methods of operations. Despite our efforts to protect our proprietary rights, attempts may be made to copy or reverse engineer aspects of our products or services, or to obtain and use information that we regard as proprietary and which a judge may not enjoin. Accordingly, we may be unable to protect our proprietary rights against unauthorized third-party copying or use. Furthermore, as a practical matter, policing the unauthorized use of our intellectual property would be difficult for us, because of the private nature of our competitors and because our competitors may offer competing products as software-as-a-service, which may limit the ability to discover a competitor’s use of our proprietary technology. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigation and/or any of the events above could result in substantial costs and diversion of resources, and could have a material adverse impact on our business, financial condition and results of operations.

We may be unable to obtain sufficiently broad protection, or we may lose intellectual property protection.

As patent and trademark prosecution of biotechnology inventions is highly uncertain, involves complex legal and factual questions, and has been the subject of litigation in recent years, the issuance, scope, validity, enforceability and commercial value of our intellectual property rights are highly uncertain. Our pending and future trademark or patent applications may not result in issued trademarks and patents that protect our products and services, which would render us unable to prevent others from commercializing the same or similar products and services that we offer. The coverage of trademark and patent claims may be significantly reduced before such intellectual property approval is granted and the scope and validity of issued trademarks and patents can also be challenged after grant, which, if successful, may not provide us meaningful protection, may not allow us to exclude competitors or may not provide us with any competitive advantage.

Despite our efforts, we may not be able to maintain confidentiality for our trade secrets and proprietary know-how. In addition, our trade secrets and proprietary know-how may otherwise become known or be independently discovered by others. No guarantee can be given that others will not independently develop substantially equivalent proprietary information or techniques, or otherwise gain access to our proprietary technology. We rely on a combination of patent, trademark, and trade secret protection to establish and protect the ideas, concepts, and know-how for the products, services and technology we develop. Our failure to establish patent, trademark and trade secret protection for our technology and intellectual property rights could enable our competitors to more effectively compete and have an adverse impact on our business, financial condition and results of operations.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending trademarks or future patents on our products and services in all countries throughout the world would be prohibitively expensive. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and we may encounter difficulties in protecting and defending such rights in foreign jurisdictions. Our owned and licensed patent applications are pending in the U.S. only and thus these present patent applications, even if granted, cannot cover any foreign countries in the future. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies (even copying from the patent disclosures) in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in various foreign jurisdictions. The legal systems of many other countries do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us to stop the infringement of our patents in such countries. Proceedings to enforce our current trademark and potential future patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business, could put our intellectual property at risk of not issuing, being invalidated, or interpreted narrowly, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Changes in trademark or patent law in the United States and other jurisdictions could diminish the value of our potential future trademarks and patents in general, thereby adversely impacting our ability to protect our products and services.

Changes in either the trademark or patent laws or in interpretations of trademark or patent laws in the United States or other countries or regions may diminish the value of our intellectual property. We cannot predict the breadth of claims that may be allowed or enforced in our potential future trademarks and patents or in third-party intellectual property. In the United States, prior to March 16, 2013, assuming that other requirements for patentability were satisfied, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. On or after March 16, 2013, under the Leahy-Smith America Invents Act (or the America Invents Act), enacted on September 16, 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are satisfied, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. As such, a third party that files a patent application in the United States Patent and Trademark Office (the “USPTO”) before us could be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either file any patent application related to our products or services, or invent any of the inventions claimed in our or its licensor’s patents or patent applications.

The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse impact on our business.

Recent U.S. Supreme Court rulings have also narrowed the scope of patent protection available in specific circumstances (e.g., regarding domestic processes) and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

We have employed and expect to employ or contract with individuals who were previously employed by or were independent contractors for universities or other companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or other third parties, or to claims that we have improperly used or obtained such trade secrets. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, or lose the ability to use certain technologies, all of which could adversely impact our business. A loss of use of certain technologies or key research personnel work product could hamper or prevent our ability to commercialize potential products and services, which could harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management and other employees.

We may not be successful in registering and enforcing our trademarks.

As we apply to register our unregistered trademarks in the United States and other countries, our applications may not be allowed for registration in a timely fashion or at all, and our registered trademarks may not be maintained or enforced. Trademark enforcement is always uncertain, since proving infringement requires a showing of consumer confusion in addition to use by the defendant of a similar or identical trademark. In addition, opposition or cancellation proceedings may be filed against our trademark applications and registrations, and our trademarks may not survive such proceedings. In certain countries outside of the United States, trademark registration is required to enforce trademark rights. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We may be subject to claims that former employees, collaborators or other third parties have an interest in our future owned or in-licensed patents, trade secrets or other intellectual property as an inventor or co-inventor. Ownership disputes may arise, for example, from conflicting obligations of employees, consultants or others who are involved in developing our future products and services.

Litigation may be necessary to defend against these and other claims by a third party challenging inventorship of our or our licensors’ ownership of our future owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or a right to use, intellectual property or technology that is important to our product or services. Alternatively, we may need to obtain one or more additional licenses from certain third parties, which could be time-consuming and expensive and could result in substantial costs and diversion of resources and could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse impact on our business, financial condition, and results of operations.

If we become involved in trademark or patent litigation or other proceedings related to a determination of rights, we could incur substantial costs and expenses, substantial liability for damages or be required to stop our development and commercialization efforts of our products and services.

There is a substantial amount of litigation, both within and outside the United States, involving trademark, patent and other intellectual property rights in the insurance technology industry, including patent and trademark infringement lawsuits, declaratory judgment litigation and adversarial proceedings before the USPTO, including trademark oppositions and cancellations, patent interferences, derivation proceedings, ex parte reexaminations, post-grant review and inter partes review, as well as corresponding proceedings in foreign courts and foreign patent offices.

We may, in the future, become involved with litigation or actions at the USPTO or foreign patent offices with various third parties. We expect that the number of such claims may increase as our industry expands, more trademarks and patents are issued, the number of products or services increases and the level of competition in our industry increases. Any infringement claim, regardless of its validity, could harm our business by, among other things, resulting in time-consuming and costly litigation, diverting management’s time and attention from the development of our business, requiring the payment of monetary damages (including possible treble damages, attorney’s fees, costs and expenses) or royalty payments.

It may be necessary for us to pursue litigation or adversarial proceedings before the trademark or patent office in order to enforce our patent and proprietary rights or to determine the scope, coverage and validity of the proprietary rights of others. The outcome of any such litigation might not be favorable to us, and even if we were to prevail, such litigation could result in substantial costs and diversion of resources and could have a material adverse impact on our business, financial condition and results of operations.

As we move into new markets and expands our products or services offerings, incumbent participants in such markets may assert their patents and other proprietary rights against us as a means of slowing our entry into such markets or as a means to extract substantial license and royalty payments from us. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product or service revenue and against whom our own patents may provide little or no deterrence or protection.

Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our current or future products, technologies and services may infringe. We cannot be certain that we have identified or addressed all potentially significant third-party patents in advance of an infringement claim being made against us. In addition, similar to what other companies in our industry have experienced, we expect our competitors and others may have trademarks or patents or may in the future obtain trademarks or patents, and assert that making, having made, using, selling, offering to sell or importing its products or services infringes these trademarks or patents. Defense of infringement and other claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and employee resources from our business. Parties making claims against us may be able to sustain the costs of complex trademark or patent litigation more effectively than we can because they have substantially greater resources. Parties making claims against us may be able to obtain injunctive or other relief, which could block our ability to develop, commercialize and sell products or services and could result in the award of substantial damages against us, including possible treble damages, attorney’s fees, costs and expenses if we are found to have willfully infringed. In the event of a successful claim of infringement against us, we may be required to pay damages and ongoing royalties and obtain one or more licenses from third parties, or be prohibited from selling certain products or services. We may not be able to obtain these licenses on acceptable or commercially reasonable terms, if at all, or these licenses may be non-exclusive, which could result our competitors gaining access to the same intellectual property. In addition, we could encounter delays in product or service introductions while we attempt to develop alternative products or services to avoid infringing third-party patents or proprietary rights. Defense of any lawsuit or failure to obtain any of these licenses could prevent us from commercializing products or services, and the prohibition of sale of any of our products or services could materially impact our business and our ability to gain market acceptance for our products or services.

We maintain multiple forms of proprietary information, the value of which is derived from the proprietary nature of such information. Employees of ours or third parties that are or become privy to our proprietary information may, despite our efforts, misappropriate such information. Such misappropriation may result in publication or other public release of such information. In such an event, although we may have a cause of action against any such parties, such legal action is costly and may not result in sufficient compensation to ameliorate the loss of competitive advantages enjoyed by our confidential possession of such proprietary information. Additionally, such proprietary information, once published or otherwise released to the public, may not be returned to a secret state, and may be copied or otherwise imitated or used by competitors of ours without legal recourse or means of compensation by us. Such loss could materially adversely impact our business, financial condition and results of operations.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation, although courts are empowered to protect confidential information using protective orders. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Class A Common Stock.

In addition, our agreements with some of our customers, suppliers or other entities with whom we do business require us to defend or indemnify these parties to the extent they become involved in infringement claims, including the types of claims described above. We could also voluntarily agree to defend or indemnify third parties in instances where we are not obligated to do so if we determine it would be important to our business relationships. If we are required or agree to defend or indemnify third parties in connection with any infringement claims, we could incur significant costs and expenses that could materially adversely impact our business, financial condition and results of operations.

Patent terms may be inadequate to protect our competitive position with respect to our products and services for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our products and services are obtained, once the patent life has expired, we may be open to competition from competitive products — and the patent document itself is a disclosure enabling such competitors. Given the amount of time required for the development, testing and regulatory review of new products and services, patents protecting such products and services might expire before or shortly after such products and services are commercialized. As a result, our future owned and currently licensed patent portfolio may not provide it with sufficient rights to exclude others from commercializing products similar or identical to ours.

We utilize open-source software, which may pose particular risks to our proprietary software and source code.

We use open-source software in our proprietary software and will use open-source software in the future. Companies that incorporate open-source software into their proprietary software and products have, from time-to-time, faced claims challenging the use of open-source software and compliance with open-source license terms. Some licenses governing the use of open-source software contain requirements that we make available source code for modifications or derivative works we create based upon the open-source software, and that we license such modifications or derivative works under the terms of a particular open-source license or other license granting third parties certain rights of further use. By the terms of certain open-source licenses, we could be required to release the source code of certain aspects of our proprietary software, and to make our proprietary software available under open-source licenses to third parties at no cost if we combine certain aspects of proprietary software with open-source software in certain manners. Although we monitor our use of open-source software and have a policy of full compliance with all open-source software license terms, we cannot assure that all open-source software is reviewed prior to use in our software, that our developers have not incorporated open-source software into our proprietary software, or that they will not do so in the future.

Additionally, the terms of many open-source licenses to which we are subject have not been interpreted by U.S. or foreign courts. There is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide certain aspects of its proprietary software. Companies that incorporate open-source software into their products have, in the past, faced claims seeking enforcement of open-source license provisions and claims asserting ownership of open-source software incorporated into their proprietary software, and claims for damages for failure to fully comply with those applicable licenses. If an author or other third party that distributes such open-source software were to allege that we have not complied with the conditions of an open-source license, we could incur significant legal costs defending ourselves against such allegations. In the event such claims were successful, we could be subject to significant damages or be enjoined from the distribution of our proprietary software. In addition, the terms of open-source software licenses may require us to provide certain aspects of our software that we develop using such open-source software to others on unfavorable license terms. As a result of our current or future use of open-source software, we may face claims or litigation, be required to release certain aspects of our proprietary source code, pay damages for breach of contract, re-engineer its proprietary software, discontinue making our proprietary software available in the event that re-engineering cannot be accomplished on a timely basis, discontinue certain aspects or functionality of our products and testing services, or take other remedial action. Any such re-engineering or other remedial efforts could require significant additional research and development resources, and we may not be able to successfully complete any such re-engineering or other remedial efforts. Further, in addition to risks related to license requirements, use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of the software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a material adverse impact on our business, financial condition and results of operations.

Risks Related to Owning Our Securities

The public market for our securities is volatile. This may affect not only the ability of our investors to sell their securities, but the price at which they can sell their securities.

Since the consummation of our Business Combination, our Class A Common Stock (NYSE American: FOXO) has traded as low as $0.23 per share based upon daily closing prices, and day-to-day trading has been volatile at times. This volatility may continue or increase in the future. The market price for the securities may be significantly affected by factors such as progress in the development of our technology, commercialization of our technology, variations in quarterly and yearly operating results, general trends in the life insurance industry, and other uncertainties further described in this section. Furthermore, recently the stock market has experienced extreme price and volume fluctuations that are unrelated or disproportionate to the operating performance of the affected companies, such as the market reactions to internet marketed ‘short squeezes’, the coronavirus outbreak and recent macroeconomic factors such as inflationary pressures and higher interest rates. Such broad market fluctuations may adversely affect the market price of our securities.

We are subject to the continued listing standards of the NYSE American and our failure to satisfy these criteria may result in delisting of our Class A Common Stock.

Our Class A Common Stock is listed on the NYSE American. In order to maintain this listing, we must maintain a certain share price, financial and share distribution targets, including maintaining a minimum amount of stockholders’ equity and a minimum number of public stockholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer (i) if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; (ii) if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; (iii) if the issuer sells or disposes of principal operating assets or ceases to be an operating company; (iv) if an issuer fails to comply with the NYSE American’s listing requirements; (v) if an issuer’s securities sell at what the NYSE American considers a “low selling price” which the exchange generally considers $0.20 per share and the issuer fails to correct this via a reverse split of shares after notification by the NYSE American; or (vi) if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable. There are no assurances how the market price of our Class A Common Stock will be impacted in future periods as a result of the general uncertainties in the capital markets and any specific impact on our Company as a result of the recent volatility in the capital markets. If the NYSE American delists our Class A Common Stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our Class A Common Stock, reduced liquidity, decreased analyst coverage of our Class A Common Stock, and an inability for us to obtain any additional financing to fund our operations that we may need.

If we are unsuccessful in our Delaware General Corporation Law Section 205 proceeding, the uncertainty with respect to our capital structure could have a material adverse effect on us until the underlying issues are definitively resolved.

On September 14, 2022, FOXO held a special meeting of stockholders, or Special Meeting, to approve certain matters relating to the business combination between FOXO and Legacy FOXO, including a proposal, or the Charter Proposal, to amend FOXO’s then-effective Amended and Restated Certificate of Incorporation dated December 10, 2020 (as amended on June 6, 2022 and September 14, 2022).

The Charter Proposal was approved by the affirmative vote of the holders of a majority of the outstanding shares of Class A Common Stock and Class B common stock voting together as a single class. Although FOXO did not seek approval from the holders of Class A Common Stock, voting separately as a single class, a majority of the outstanding shares of Class A Common Stock were voted in favor of the Charter Proposal. Since the Closing, we have been proceeding with the understanding that the Charter Proposal is valid, including by issuing securities in reliance thereon.

We continue to believe that the lack of disclosure of the affirmative vote of the holders of a majority of the outstanding shares of Class A Common Stock, voting separately as a single class, should not affect the validity of the approval of the Charter Proposal. However, to resolve any uncertainty with respect to our capital structure introduced by a recent ruling by the Delaware Court of Chancery, or Court of Chancery, and consistent with the approach taken by certain other similarly situated companies, on March 30, 2023, we filed a petition in the Court of Chancery under Section 205 of the DGCL to seek validation of the filing and effectiveness of our Charter, including the amendments approved by the Charter Proposal, and the shares issued in reliance on the Charter. Section 205 of the DGCL permits the Court of Chancery, in its discretion, to ratify and validate potentially defective corporate acts. Concurrently with such petition, we filed a motion to expedite the hearing on the petition.

If we are unsuccessful in our Section 205 proceeding, the uncertainty with respect to our capital structure resulting from the Court of Chancery’s ruling referenced above could have a material adverse effect on us until the underlying issues are definitively resolved, including potential legal claims by stockholders and on: (1) our ability to complete equity financing transactions or acquisitions or issue stock-based compensation; (2) the value of our Class A Common Stock; (3) our listing on the NYSE American; and (4) our ability to timely make SEC filings. This uncertainty could impair our ability to raise additional capital, execute our business plan, attract and retain employees, management and directors, and adversely affect our commercial relationships.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real property but lease an office space. Our principal executive offices are located at 729 N. Washington Ave., Suite 600, Minneapolis, MN 55401.

Item 3. Legal Proceedings

Smithline Family Trust II vs. FOXO Technologies Inc. and Jon Sabes

On November 18, 2022, Smithline Family Trust II (“Smithline”) filed a complaint against the Company and Jon Sabes, the Company’s former Chief Executive Officer and a current member of the Company’s board of directors, in the Supreme Court of the State of New York, County of New York, Index 0654430/2022. The complaint asserts claims for breach of contract, unjust enrichment and fraud, alleging that (i) the Company breached its obligations to Smithline pursuant to that certain Securities Purchase Agreement, dated January 25, 2021, between Legacy FOXO and Smithline, an accompanying 12.5% Original Issue Discount Convertible Debenture, due February 23, 2022, and Warrant to purchase shares of FOXO common stock until February 23, 2024 (collectively, including any amendment or other document entered into in connection therewith, the “Financing Documents”), (ii) the Company and Mr. Sabes were unjustly enriched as a result of their alleged actions and omissions in connection with the Financing Documents, and (iii) the Company and Mr. Sabes made materially false statements or omitted material information in connection with the Financing Documents. The complaint claims damages in excess of a minimum of $6,206,768 on each of the three causes of action, plus attorneys’ fees and costs.

On December 23, 2022, FOXO removed this action from the Supreme Court of the State of New York, County of New York to the United States District Court for the Southern District of New York, Case 1:22-cv-10858-VEC. The action was assigned to Judge Valerie E. Caproni, and the Initial Pretrial Conference will be held on February 24, 2023.

On February 1, 2023, defendant Jon Sabes moved to dismiss the complaint pursuant to Fed. R. Civ. P. 12(b)(2) and 12(b)(6), which was denied on February 27, 2023.

On February 22, 2023, Smithline filed an Amended Complaint. The Company filed its Answer to the Amended Complaint on March 8, 2023

This action is at an early stage in the litigation process and the Company is unable to determine the outcome. The Company intends to contest this case vigorously.

SEC Investigation

On March 3, 2023, the Company received a document request from the SEC indicating that the SEC was conducting an investigation regarding the Company and sought documents concerning (1) Jon Sabes’ termination as CEO, (2) Jon Sabes’ resignation from the Company’s board of directors, and (3) Steven Sabes’ termination as COO, and is voluntarily responding to the SEC’s request. According to the SEC’s request, its investigation does not mean that the SEC has concluded that anyone violated the law or that the SEC has a negative opinion of the Company or any person, event, or security. At this point, the Company cannot predict the eventual scope, duration or outcome of this matter.

Delaware 205 Petition

On September 14, 2022, FOXO held a special meeting of stockholders, or Special Meeting, to approve certain matters relating to the business combination between FOXO and Legacy FOXO, including a proposal, or the Charter Proposal, to amend FOXO’s then-effective Amended and Restated Certificate of Incorporation dated December 10, 2020 (as amended on June 6, 2022 and September 14, 2022).

The Charter Proposal was approved by the affirmative vote of the holders of a majority of the outstanding shares of Class A Common Stock and Class B common stock voting together as a single class. Although FOXO did not seek approval from the holders of Class A Common Stock, voting separately as a single class, a majority of the outstanding shares of Class A Common Stock were voted in favor of the Charter Proposal. Since the Closing, we have been proceeding with the understanding that the Charter Proposal is valid, including by issuing securities in reliance thereon.

We continue to believe that the lack of disclosure of the affirmative vote of the holders of a majority of the outstanding shares of Class A Common Stock, voting separately as a single class, should not affect the validity of the approval of the Charter Proposal. However, to resolve any uncertainty with respect to our capital structure introduced by a recent ruling by the Delaware Court of Chancery, or Court of Chancery, and consistent with the approach taken by certain other similarly situated companies, on March 30, 2023, we filed a petition in the Court of Chancery under Section 205 of the DGCL to seek validation of the filing and effectiveness of our Charter, including the amendments approved by the Charter Proposal, and the shares issued in reliance on the Charter. Section 205 of the DGCL permits the Court of Chancery, in its discretion, to ratify and validate potentially defective corporate acts. Concurrently with such petition, we filed a motion to expedite the hearing on the petition.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our Class A Common Stock and Public Warrants are listed on NYSE American under the symbols “FOXO” and “FOXO WS,” respectively. Prior to the consummation of the Business Combination, Delwinds’ Class A Common Stock and Public Warrants were listed on the NYSE under the symbols “DWIN” and “DWIN WS,” respectively. Prior to the consummation of the Business Combination, there was no public market for the capital stock of FOXO Technologies Inc.

Holders of Record

As of December 31, 2022, there were 75 holders of record of our Class A Common Stock and 12 holders of record of our Public Warrants. We believe a substantially greater number of beneficial owners hold shares of Class A Common Stock or Public Warrants through brokers, banks or other nominees.

Dividends

We have never declared or paid any cash dividend on our capital stock. We do not anticipate paying any cash dividends in the foreseeable future and we intend to retain all of our earnings, if any, to finance our growth and operations and to fund the expansion of our business. Payment of any dividends will be made in the discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as our board of directors may deem relevant. In addition, our ability to pay dividends is limited by our credit facilities and may be limited by covenants of other indebtedness we or our subsidiaries incur in the future. We do not anticipate declaring any cash dividends to holders of our Class A Common Stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plan

For information regarding securities authorized for issuance under equity compensation plans, please refer to Item 12-Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “FOXO” the “Company,” “us,” “our” or “we” refer to FOXO Technologies Inc. and its consolidated subsidiaries. The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, capital resources and cash flows of our Company as of and for the periods presented below. The following discussion should be read in conjunction with our consolidated financial statements and related notes included under “Item 8. Financial Statements” in this Annual Report on Form 10-K (the “Report”). Dollar amounts are in thousands, unless otherwise noted.

Overview

FOXO seeks to modernize the life insurance industry through the application of longevity and epigenetic science. With our insurance partners, we will endeavor to improve and optimize human health span and lifespan through unique and dynamic product offerings tailored to insurance underwriters and consumers.

The convergence of two cutting-edge technologies: DNA sequencing and automated machine learning, has created what we believe is an unprecedented opportunity to reinvent the life insurance industry through modern molecular biotechnology. DNA sequencing advances now allow for the cost-effective collection of genomic and epigenomic data, while automated machine learning can identify sophisticated patterns within this data, as well as phenotypic data. These patterns are known as epigenetic signatures and will provide valuable insights to insurers that will inform their underwriting and product development.

By harnessing the power of epigenetic science, we believe we can revolutionize how life insurance companies sell and underwrite their products. Our insights into consumers’ health and lifestyle choices will help insurers tailor their offerings to meet their clients’ needs and provide insurers with data to plan for their client’s future financial needs.

We have two core product offerings: the “Underwriting Report,” and the “Longevity Report™.” The Underwriting Report allows us to leverage a single assay testing process to generate a panel of impairment scores that can be applied by life insurance underwriters to more accurately assess clients during the underwriting process and provide a more personalized risk assessment. The Longevity Report is a consumer-facing companion product that provides actionable insights to consumers based on their biological age and other epigenetic measures of health and wellness. It can also be sold separately. We believe the combination of these two reports provides a valuable win for our insurance carrier partners as well as their customers.

FOXO is operationalizing a sales and distribution platform focused on recruiting independent life insurance agents to sell life insurance with our Longevity Report. FOXO currently markets and sells life insurance products underwritten and issued by third-party carriers through distribution relationships.  This distribution model (the “MGA Model”) allows FOXO to appoint sales agents and producers to sell insurance products for specific carriers and earn commissions on subsequent policy sales. Depending on the terms of the agreement between FOXO and the carrier FOXO MGA, the Longevity Report may be included at the time of the policy purchase at no charge or may be available at an additional cost to the consumer. We believe the Longevity Report will make longevity science a core aspect to the relationship between life insurance and consumers.

The life insurance industry is ripe for disruption by a new underwriting protocol. Historically, when a single carrier has adopted even a single new underwriting test, others tend to follow quickly. Some examples include prescription data, smoking tests, and specimen samples. If other insurance companies do not follow quickly, they may suffer from adverse selection, and get a disproportionate number of mispriced risks. FOXO intends to leverage the combination of the Underwriting Report and the Longevity Report to revolutionize the life insurance sales and underwriting experience to the betterment of consumers and carriers alike.

Business Trends

●	Life Insurance Demand. According to the 2021 Insurance Barometer Study, there are significant increases in consumer interest and demand for life insurance, with nearly one-third (31%) of consumers surveyed reporting COVID-19 has made them more likely to purchase life insurance in the next 12 months. In addition, the study reported the first sales gains in life insurance since 1983 and described that 22% of Americans (29 million consumers) owning life insurance believe they need more coverage and 59% of Americans (73 million consumers) without life insurance say they would like to acquire coverage. That means 102 million Americans say they either need life insurance coverage or want more of it. The study identified Millennials (ages 22-40) as the demographic most influenced by the pandemic, with 48% surveyed saying they plan to purchase coverage in the next year. Thus, despite the record-low household ownership of life insurance, the 2021 Insurance Barometer Study indicated Americans’ intent to purchase life insurance is at an all-time high.

●	Product Innovation. As life insurance carriers and distributors look to engage consumers’ renewed interest in life insurance coverage, industry analysts suggest that life insurance can succeed by adopting technology to (i) personalize every aspect of the consumer experience, transition from a traditional “assess and service” model toward a customer-centric “prescribe and prevent” model of health management; and (ii) develop innovative product solutions that place emphasis on product flexibility and innovation, including value-added services and nonmonetary benefits to attract consumers. Other analysts point to the need to reduce sales friction for both consumers and agents that stems from long underwriting timelines as a result of invasive blood and urine specimen collection.

Segments

We manage and classify our business into two reportable business segments:

(i)	FOXO Labs

FOXO Labs is commercializing proprietary epigenetic biomarker technology to be used for mortality underwriting risk classification in the global life insurance industry. Our innovative biomarker technology enables the adoption of new saliva-based health and wellness biomarker solutions for underwriting and risk assessment. Our research demonstrates that epigenetic biomarkers, collected from saliva, provide measures of individual health and wellness factors used in life insurance underwriting traditionally obtained through blood and urine specimens. FOXO Labs anticipates recognizing revenue related to sales of the Underwriting Report and Longevity Report.

FOXO Labs currently recognizes revenue from providing epigenetic testing services and collecting a royalty from Illumina, Inc. related to the sales of the Infinium Mouse Methylation Array. The Company’s saliva-based health and wellness testing solutions for underwriting and risk classification are expected to be its largest source of revenue. FOXO Labs conducts research and development and such costs are recorded within research and development expenses on the consolidated statements of operations.

(ii)	FOXO Life

FOXO Life is redefining the relationship between consumers and insurer by combining life insurance with healthy longevity. FOXO Life seeks to transform the value proposition of the life insurance carrier from a provider of mortality risk protection products to a promoter of its customers’ health and wellness. The distribution of insurance products with FOXO’s Longevity Report strives to provide life insurance consumers with valuable information and insights about their individual health and wellness.

FOXO Life currently has residual commission revenues from its legacy insurance agency business. FOXO Life has begun receiving insurance commission from the distribution and sale of life insurance policies based on the size and type of policies sold to customers. FOXO Life costs are recorded within selling, general and administrative expenses on the consolidated statements of operations.

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

As part of the transaction and while our subsidiary, the former owners of MICOA administer and 100% reinsure all policies outstanding as of the acquisition date. FOXO Life Insurance Company has not issued any new insurance policies since the acquisition and all premiums, reinsurance recoverables, and policy reserves relate to the 100% reinsured business. Additionally, as part of the transaction and while our subsidiary FOXO Life Insurance Company remains liable only in the event the reinsuring company is unable to meet its obligations under the reinsurance agreement.

FOXO Life Insurance Company is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Arkansas Insurance Department. The activity of FOXO Life Insurance Company post-acquisition is included in the consolidated financial statements in accordance with generally accepted accounting principles.

On February 3, 2023, we consummated the sale of FOXO Life Insurance Company to Security National pursuant to the Security National Merger Agreement. After the Merger Consideration and Security National’s third party expenses, the transaction resulted in the Company gaining access to $4,751 that was previously held as statutory capital and surplus pursuant to the Arkansas Code. For additional information concerning FOXO Life Insurance Company operations, see “Recent Developments – FOXO Life Insurance Company” below.

Comparability of Financial Results

On September 15, 2022, we consummated the transactions contemplated by the Merger Agreement. Immediately upon the Closing, the name of the combined company was changed to FOXO Technologies Inc.

Legacy FOXO was determined to be the accounting acquirer in the Business Combination. Accordingly, the acquisition of Legacy FOXO by the Company was accounted for as a reverse recapitalization. Under this method of accounting, the Company was treated as the acquiree for financial reporting purposes. The net assets of the Company were stated at their historical cost, with no goodwill or other separately identifiable intangible assets recorded. The balance sheet, results of operations and cash flows prior to the Business Combination are those of Legacy FOXO.

Simultaneously with the execution of the Merger Agreement, Delwinds entered into a Common Stock Purchase Agreement (the “ELOC Agreement”) with CF Principal Investments LLC (the “Cantor Investor”), pursuant to which, assuming satisfaction of certain conditions and subject to limitations set forth in the ELOC Agreement, the Company would have the right, from time to time to sell the Cantor Investor up to $40,000 in shares of the Company’s Class A common stock (the “Class A Common Stock”) until the first day of the next month following the 36-month anniversary of when the SEC has declared effective a registration statement covering the resale of such shares of Class A Common Stock or until the date on which the facility has been fully utilized, if earlier. On November 8, 2022, the Company and Cantor mutually terminated the ELOC Agreement. Upon the termination of the ELOC Agreement, the related Registration Rights Agreement, dated as of February 24, 2022 (the “Registration Rights Agreement”), by and between the Company and Cantor was automatically terminated in accordance with its terms.

In accordance with the terms of the Merger Agreement, at Closing, the Company (i) acquired 100% of the issued and outstanding Legacy FOXO Class A common stock (the “FOXO Class A Common Stock”) in exchange for equity consideration in the form of the Company’s Class A Common Stock, (ii) acquired 100% of the issued and outstanding shares of Legacy FOXO Class B common stock (the “FOXO Class B Common Stock”) in exchange for equity consideration in the form of the Company’s Class A Common Stock.

Immediately prior to the Closing, the following transactions occurred:

●	8,000,000 shares of Legacy FOXO Series A preferred stock (the “FOXO Preferred Stock”) were exchanged for 8,000,000 shares of FOXO Class A Common Stock.

●	The 2021 Bridge Debentures in the principal amount, together with accrued and unpaid interest, of $24,402 were converted into 6,759,642 shares of FOXO Class A Common Stock.

●	The holders of the 2022 Bridge Debentures in the principal amount, together with accrued and unpaid interest, of $34,496 were converted into 7,810,509 shares of FOXO Class A Common Stock.

As a result of and upon the Closing, among other things, (1) all outstanding shares of FOXO Class A Common Stock (after giving effect to the conversion of the FOXO Preferred Stock into shares of FOXO Class A Common Stock) and FOXO Class B Common Stock were converted into 15,518,705 shares of the Company’s Class A Common Stock, (2) all FOXO options and FOXO warrants outstanding immediately before the Closing (“Assumed Options” and “Assumed Warrants”, as applicable) were assumed and converted, subject to adjustment pursuant to the terms of the Merger Agreement, into options and warrants, respectively, of the Company, exercisable for share of the Company’s Class A Common Stock and (3) other than the Assumed Options and Assumed Warrants, all other convertible securities and other rights to purchase capital stock Legacy FOXO were retired and terminated, if they were not converted, exchanged or exercised for Legacy FOXO stock immediately prior the Closing.

Recent Developments

FOXO Life Insurance Company

In connection with the Business Combination, we submitted various filings with the Arkansas Insurance Department (the “Department”) to ensure compliance with Arkansas insurance laws. After review and analysis of the relevant documentation and meetings with us, on September 9, 2022, the Department advised us that it concluded that the Business Combination did not require approval from the Department given that there was no change in the ultimate controlling party. Due to market conditions, our capitalization following the Business Combination did not materialize in the way the Company anticipated, and we do not currently possess the funding that we believe would be required to satisfy state regulations and regulatory bodies to issue new life insurance policies through FOXO Life Insurance Company. As such, we have not moved forward with the launch of FOXO Life Insurance Company. The outstanding policies issued by FOXO Life Insurance Company prior to our acquisition of the entity will continue to be administered and reinsured by the former owners of MICOA (as defined below). We intend to focus on selling products issued by third-party carriers through our MGA Model.

On January 10, 2023, we entered into a merger agreement (the “Security National Merger Agreement”) with Security National Life Insurance Company, a Utah corporation (the “Security National”), FOXO Life, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“FOXO Life”), and FOXO Life Insurance Company (fka Memorial Insurance Company of America (“MICOA”)), an Arkansas corporation and wholly-owned subsidiary of the Seller, pursuant to which, subject to the terms and conditions of the Security National Merger Agreement, the Company agreed to sell FOXO Life Insurance Company to Security National. Specifically, pursuant to the Security National Merger Agreement, FOXO Life Insurance Company merged with and into the Security National, with Security National continuing as the surviving corporation.

On February 3, 2023 (the “Closing Date”), we consummated the sale of FOXO Life Insurance Company to Security National pursuant to the Security National Merger Agreement. As a result of the merger, the Company is no longer required to hold cash and cash equivalents required to be held as statutory capital and surplus, as required under the Arkansas Insurance Code (the “Arkansas Code”).

At the closing, all of FOXO Life Insurance’s shares were cancelled and retired and ceased to exist in exchange of an amount equal to FOXO Life Insurance’s statutory capital and surplus amount of $5,002 as of the Closing Date, minus $200 (the “Merger Consideration”).

After the Merger Consideration and Security National’s third party expenses, the transaction resulted in the Company gaining access to $4,751 that was previously held as statutory capital and surplus pursuant to the Arkansas Code.

The Company maintains both the FOXO Life and FOXO Labs segments after the sale of FOXO Life Insurance. The Company previously indicated in its quarterly report on Form10-Q for the quarterly period ended September 30, 2022, that due to market conditions, our capitalization following the Business Combination did not materialize in the way the Company anticipated, and we did not currently possess the funding that we believe would be required to satisfy state regulations and regulatory bodies to issue new life insurance policies through FOXO Life Insurance Company. As such, we did not move forward with the launch of FOXO Life Insurance Company and sold the entity to enhance stockholder value. The outstanding policies issued by FOXO Life Insurance Company were previously administered and reinsured by the former owners who once again own the entity and will continue to administer the policies. We intend to focus on selling products issued by third-party carriers through our MGA Model and FOXO Life segment. Accordingly, the sale formalizes that we will not issue any policies through FOXO Life Insurance Company. Our FOXO Labs segment continues to work on commercializing our epigenetic biomarker technology for underwriting risk classification.

Memorandum Regarding Assumed Warrants and PIK Note

The Company distributed a memorandum (the “Memorandum”) on March 10, 2023 to (i) the holders of the Company’s Assumed Warrants and (ii) the holders of certain 15% Senior Promissory Notes issued by the Company (the “PIK Notes”). The Memorandum explains that the Company is contemplating an exchange offer (the “Exchange Offer”) that would give the holders of the Assumed Warrants the opportunity to exchange such Assumed Warrants for shares of our Class A Common Stock at a rate of 4.83 shares for each Assumed Warrant (the “Exchange Ratio”). In addition, in connection with the proposed Exchange Offer, the Company will also seek to solicit consents from the holders of the Assumed Warrants to amend the Assumed Warrants in accordance with their terms to, among other things, ensure that the issuance of shares of Common Stock in connection with the PIK Note Amendments (as defined below) do not trigger an anti-dilution adjustment (collectively, the “Warrant Amendments”).

The Memorandum also explains that the Company will seek to solicit consents from the holders of the PIK Notes to amend the PIK Notes (the “Offer to Amend”) to permit the Company to raise up to $5,000 in a private placement of debt or equity without being required to repay in full the PIK Notes and raise up to $20,000, subject to certain requirements (collectively, the “PIK Note Amendments”). In exchange for the PIK Note Amendments, the Company would issue to each holder 1.25 shares of Class A Common Stock for every $1.00 of the original principal amount of their respective PIK Note. The Memorandum adds that the Company will register for resale with the SEC any shares of Class A Common Stock issued in exchange for the Assumed Warrants or in connection with the approval of the PIK Note Amendments promptly following the issuance of such shares of Common Stock.

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

Results of Operations

Upon closing of the Business Combination, we changed our name to FOXO Technologies Inc. Results of operations included within this Report pertaining to periods ending prior to the Closing of the Business Combination on September 15, 2022 are those of Legacy FOXO.

Years Ended December 31, 2022 and 2021

(Dollars in thousands)	2022	2021	Change in $	Change in %
Total revenue	$511	$120	$391	326%
Cost of sales	344	-	344	N/A %
Gross profit	167	120	47	39%
Operating expenses:
Research and development	3,047	4,879	(1,832)	(38)%
Management contingent share plan	10,091	-	10,091	N/A %
Selling, general and administrative	27,196	10,272	16,924	165%
Total operating expenses	40,334	15,151	25,183	166%
Loss from operations	(40,167)	(15,031)	(25,136)	167%
Non-cash change in fair value of convertible debentures	(28,180)	(21,703)	(6,477)	30%
Change in fair value of warrant liability	2,076	-	2,076	N/A %
Forward purchase agreement expense	(27,337)	-	(27,337)	N/A %
Other non-operating expenses	(1,647)	(1,754)	107	(6)%
Total non-operating expense	(55,088)	(23,457)	(31,631)	135%
Net loss	$(95,255)	$(38,488)	$(56,767)	147%

Revenues. Total revenues were $511 for the year ended December 31, 2022, compared to $120 for the year ended December 31, 2021. During the year ended December 31, 2022, the Company recognized $400 of revenue related to epigenetic biomarker services that did occur in the year ended December 31, 2021. This increase was offset by a combined $9 decrease in life insurance commissions earned and epigenetic biomarker royalties because we ceased placing policies from our legacy agency business and had a reduction of the royalty rate on Illumina, Inc.’s license to manufacture and sell Infinium Mouse Methylation Arrays using our epigenetic research .

Research and Development. Research and development expenses were $3,047 for the year ended December 31, 2022, compared to $4,879 for the year ended December 31, 2021. The decrease of $1,832, or 38%, was driven by $3,310 of expenses incurred during the year ended December 31, 2021, related to Harvard University’s Brigham and Women’s Hospital Physicians’ Health Study (“PHS”) that were insignificant in the comparable period. This included three milestone payments totaling $926 thousand, required at commencement, upon transfer of clinical data, and upon the receipt of human materials used in the study, respectively. There are no additional milestone payments due for PHS. The remaining expenses related to supplies and data processing to obtain epigenetic data. PHS is currently in a data organizing and analysis phase. As such, the Company does not expect to incur additional material expenses related to PHS after December 31, 2022. This decrease was partially offset by $696 of incremental research and development costs associated with a clinical trial agreement with The Brigham and Women’s Hospital, Inc. (“VECTOR”), the majority of which related to a payment at contract inception. The research study associated with this arrangement is on hold. Additional employee-related expenses incurred during the year ended December 31, 2022, also partially offset the decrease in research and development expenses over the comparison period.

Management Contingent Share Plan.  Management contingent share plan expenses were $10,091 for the year ended December 31, 2022, as a result of issuing awards as part of the Business Combination. We began recognizing expense related to the performance condition for entering into a commercial research collaboration agreement. $8,695 of the expense recognized on the Management Contingent Share Plan relates to the service-based conditions that no longer applied to the former CEO and is subject to forfeiture pending conclusion of the Board of Director’s review. As of December 31, 2022, the Board of Directors was in process of reviewing whether our former Chief Executive Officer, Jon Sabes, was terminated with or without cause. Accordingly, we have yet to make a determination on our obligations to the former Chief Executive Officer. We have recognized expenses related to his management contingent share plan per the terms of that arrangement while the matter remains under review.

Selling, General and Administrative. Selling, general and administrative expenses were $27,196 for the year ended December 31, 2022 compared to $10,272 for the year ended December 31, 2021. The increase of $16,924, or 165%, was primarily due to (i) $6,654 of equity-based compensation costs associated with the Consulting Agreement, Cantor Commitment Fee, and vendor shares in the year ended December 31, 2022, (ii) $1,283 of amortization expense that began when assets were placed in service in the year ended December 31, 2022, and (iii) $1,370 of impairment charges in the year ended December 31, 2022, related to the health study tool and insurance license. The remaining increase of $7,617 was incurred to support business growth and the implementation of our business plan, primarily related to employee-related expenses, insurance expenses, as well as incremental professional services incurred in connection with the Business Combinations.

Non-Cash Change in Fair Value of Convertible Debentures. The non-cash change in fair value of convertible debentures was $28,180 for the year ended December 31, 2022, compared to $21,703 for the year ended December 31, 2021. We elected the fair value option to account for the 2021 Bridge Debentures and 2022 Bridge Debentures. The increase in fair value for the year ended December 31, 2021, was the result of the increased likelihood of voluntary or mandatory conversion at OIP, which represents a favorable result to holders of the debentures. The change for the year ended December 31, 2022, also reflected the increase in fair value associated with incurring additional debt.

Change in Fair Value of Warrant Liabilities. The change in fair value of warrant liabilities was $2,076 during the year ended December 31, 2022 as a result of a reduction in the fair value of derivative warrant liabilities assumed as part of the Business Combination.

Forward Purchase Agreement Expense. The forward purchase agreement expense was $27,337 during the year ended December 31, 2022 due to the forward purchase agreement entered into as part of the Business Combination and the decline in our stock price. The expense primarily relates to the cancellation of the agreement, amounts released from escrow to the counterparty as a result of open market sales, and settling the collateral liability.

Other Expense. We recognized other expense of $1,647 for the year ended December 31, 2022 compared to $1,754 for the year ended December 31, 2021. This decrease was the result of a $400 investment impairment in the year ended December 31, 2021 that was partially offset by incremental contractual interest expense incurred in the year ended December 31, 2022 in connection with the 2021 Bridge Amendment.

Net Loss. Net loss was $95,255 for the year ended December 31, 2022, which reflects an increase of $56,767 or 147% over the $38,488 net loss in the prior year comparable period. This increase was primarily due to increases in non-cash change in fair value of convertible debentures, increases in selling, general and administrative expenses, and incurring forward purchase agreement expenses.

Analysis of Segment Results:

The following is an analysis of our results by reportable segment for the year ended December 31, 2022 compared to the year ended December 31, 2021. The primary income measure used for assessing reportable segment performance is earnings before interest, income taxes, depreciation, amortization, and equity-based compensation. Segment Earnings by reportable segment also excludes corporate and other costs, including management, IT, and overhead costs. For further information regarding our reportable business segments, please refer to our consolidated financial statements and related notes included elsewhere in this annual report.

FOXO Labs

(Dollars in thousands)	2022	2021	Change in $	Change in %
Total revenue	$483	$85	$398	468%
Research and development expenses	3,252	4,875	(1,623)	(33)%
Segment Earnings	$(2,769)	$(4,790)	$2,021	(42)%

Revenues. Total revenues were $483 and $85 for the year ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, the Company recognized $400 of revenue related to epigenetic biomarker services with the remaining revenue in both periods from earned royalties on Illumina, Inc.’s license to manufacture and sell Infinium Mouse Methylation Arrays using our epigenetic research.

Segment Earnings. Segment Earnings increased from ($4,790) for the year ended December 31, 2021 to ($2,769) for the year ended December 31, 2022. The increase of $2,021 was driven by $3,310 of expenses incurred during the year ended December 31, 2021 related to PHS that were insignificant in the 2022 comparable period. This decrease was partially offset by $696 of incremental research and development costs associated with VECTOR, the majority of which related to a payment at contract inception. The research study associated with this arrangement is on hold. Additional employee-related expenses incurred during the year ended December 31, 2022 also partially offset the decrease in research and development expenses over the comparison period.

FOXO Life

(Dollars in thousands)	2022	2021	Change in $	Change in %
Total revenue	$28	$35	$(7)	(20)%
Selling, general and administrative expenses	3,763	2,416	1,347	56%
Segment Earnings	$(3,735)	$(2,381)	$(1,354)	57%

Revenues. Total revenues were $28 for the year ended December 31, 2022 compared to $35 for the year ended December 31, 2021. The decrease was due to reduced life insurance commissions earned as we ceased placing policies from our legacy agency business.

Segment Earnings. Segment Earnings decreased from ($2,381) for the year ended December 31, 2021 to ($3,735) for the year ended December 31, 2022. The decrease of ($1,354) was primarily due to incremental employee-related expenses and costs for professional services.

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

We reconcile our non-GAAP financial measure to our net loss, which is its most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. Our management uses Adjusted EBITDA as a financial measure to evaluate the profitability and efficiency of our business model. Adjusted EBITDA is not presented in accordance with U.S. GAAP. Adjusted EBITDA includes adjustments for provision for income taxes, as applicable, interest income and expense, depreciation and amortization, equity-based compensation, and certain other infrequent and/or unpredictable non-cash charges or benefits, such as impairment, changes in fair value of convertible debentures, changes in fair value of warrant liabilities, and expenses related to the forward purchase agreement.

	For the year ended December 31,
(Dollars in thousands)	2022	2021
Net loss	$(95,255)	$(38,488)
Add: Depreciation and amortization	1,487	98
Add: Interest expense	1,440	1,118
Add: Equity-based compensation (1)	17,689	131
Add: Non-cash change in fair value of convertible debentures	28,180	21,703
Add: Change in fair value of warrant liability	(2,076)	-
Add: Impairment charges (2)	1,370	400
Add: Forward purchase agreement expense	27,337	-
Adjusted EBITDA	$(19,828)	$(15,038)

(1)	Includes expense recognized related to the shares issued to the Consultant, vendor shares, and for the Cantor Commitment Fee. See Notes 6 and 7 of the consolidated financial statements.

(2)	Includes impairment for the health study tool, insurance license and investment impairment. See Notes 3 and 4 of the consolidated financial statements.

Liquidity and Capital Resources

Sources of Liquidity and Capital

We had cash and cash equivalents of $5,515 and $6,856 as of December 31, 2022 and December 31, 2021, respectively. We have incurred net losses since our inception. For the year ended December 31, 2022 and 2021, we incurred net losses of $95,255 and $38,488, respectively. We had an accumulated deficit of $147,231 and $51,976, respectively, as of December 31, 2022, and December 31, 2021. We have generated limited revenue to date and expect to incur additional losses in future periods.

As part of the Business Combination, we entered into a Forward Purchase Agreement and ELOC Agreement to fund our business; however, these agreements have since been terminated as a result of the performance of our stock. The Business Combination ultimately resulted in a significant number of redemptions limiting our proceeds. Additionally, we are unlikely to receive proceeds from the exercise of outstanding Warrants as a result of the difference between our current trading price of our Class A Common Stock and the exercise price of the various Warrants, as further discussed below. Our current revenue is not adequate to fund our operations in the next twelve months, as further described under “Liquidity Update” below, and requires us to fund our business through other avenues until the time we achieve adequate scale. Securing additional capital is necessary to execute on our business strategy.

FOXO Life Insurance Company Sale

As discussed above under “Recent Developments – FOXO Life Insurance Company,” we consummated the sale of FOXO Life Insurance Company to Security National pursuant to the Security National Merger Agreement. After the Merger Consideration and Security National’s third party expenses, the transaction resulted in the Company gaining access to $4,751 that was previously held as statutory capital and surplus pursuant to the Arkansas Code.

Prior Financings

Prior to the closing of the Business Combination, we financed our business through a combination of equity and debt, consisting of proceeds from a subscription receivable and proceeds from convertible debenture offerings. The subscription receivable initially totaled $20,000, with the last installment being received during the third quarter of 2021.

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

Going Concern

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

We expect proceeds from the FOXO Life Insurance Company sale to contribute in funding our operations until June 2023. In the event we are unable to secure financing by that time, we may be forced to sell the company, suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our Company. As such, until additional equity or debt capital is secured and the Company begins generating sufficient revenue, there is substantial doubt about the Company’s ability to continue as a going concern.

We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing sooner than currently projected, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We may raise additional capital through equity offerings, debt financings or other capital sources. If we do raise additional capital through public or private equity offerings, or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely impact our existing stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take certain actions. As discussed above under “Recent Developments – Memorandum Regarding Assumed Warrants and PIK Note” the Company is pursuing amendments to existing agreements to help it raise additional capital.

Liquidity Update

In connection with the evaluation of the Business Combination, our management prepared and provided to our Board of Directors and Delwinds’ financial advisor unaudited prospective financial information, which included projected revenues for fiscal year 2022 of $2,000. The prospective financial information was prepared using a number of assumptions, including assumptions with respect to general business, economic, market, regulatory and financial conditions and various other factors, all of which are difficult to predict and many of which are beyond FOXO’s control. Based on the $511 of revenue recognized during the year ended December 31, 2022, we had substantially less revenue than previously anticipated. The significant reduction in revenue is due to several factors including but not limited to (i) the Business Combination taking longer than expected to consummate, which was not considered when the forecast was originally prepared, (ii) the updates to the business strategy to focus on the MGA Model as opposed to starting to sell policies through FOXO Life Insurance Company requiring us to adjust our operations and resulting in zero revenue from the sale of policies through FOXO Life Insurance Company, (iii) the royalties earned from our mouse methylation biomarker royalties being lower than forecast as a result of lower sales than expected and as a result of a reduced royalty rate in exchange for releasing us from a purchase commitment and (iv) the Company’s continued focus on capital raising initiatives. As previously discussed, the sale of FOXO Life Insurance Company improved our liquidity by giving us access to $4,751 that was previously subject to statutory capital and surplus requirements.

Cash Flows

Years Ended December 31, 2022 and 2021

The following table summarizes our cash flow data for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Cash Provided by / (Used in)
Years Ended December 31,	2022	2021
Operating Activities	$(23,760)	$(15,055)
Investing Activities	$(1,870)	$(355)
Financing Activities	$24,289	$14,143

Operating Activities

Net cash used for operating activities in the year ended December 31, 2022 was $23,760 compared to $15,055 in the year ended December 31, 2021. Operating cash flow decreased $8,705, or 58%, from the year ended December 31, 2021 to the year ended December 31, 2022. The decrease was the result of an increased net loss, primarily driven by non-cash items, as well as increased working capital.

Investing Activities

Net cash used for investing activities in the year ended December 31, 2022 was $1,870 compared to $355 in the year ended December 31, 2021. This investing cash flow decrease of $1,515 was due to incremental costs incurred to develop internal use software, partially offset by a decrease in investments made.

Financing Activities

Net cash provided by financing activities in the year ended December 31, 2022 was $24,289 compared to $14,143 in the year ended December 31, 2021. This financing cash flow increase was the result of higher debt proceeds of $28,000 from the 2022 Bridge Debentures and $2,918 net proceeds from the Senior PIK Notes compared to $10,500 from the 2021 Bridge Debentures. This was partially offset by reduced proceeds received on our Subscription Receivable during the year ended December 31, 2021, warrant repurchases and the series of transactions associated with the Business Combination.

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

Contractual Obligations

Our contractual obligations as of December 31, 2022 include:

	Amounts Due by Period
(Dollars in thousands)	Less than 1 Year (d)	1 - 3 years	3 - 5 years	More than 5 years	Total (e)
License agreements (a)	$25	80	80	-	$185
Research agreements (b)	13	-	-	-	13
Senior PIK Notes (c)	-	3,588	-	-	3,588
Vendor commitments (d)	146	-	-	-	146
Total	$184	3,668	80	-	$3,932

(a)	License agreements remain in place until the licensor’s patents expire or are abandoned. Amounts do not include development milestones that have not been reached as of December 31, 2022.

(b)	Amounts relate to completing CHOP in the upcoming year. See Note 16 of the consolidated financial statements.

(c)	Represents the principal balance as of December 31, 2022. The Senior PIK Notes are subject to prepayment penalties and interest is paid through the issuance of additional Senior PIK Notes. The ultimate amount required to settle the Senior PIK Note will vary depending on when it is settled. See Note 5 of the consolidated financial statements.

(d)	The Company has two vendor commitments comprising the balance shown. See Note 15 of the consolidated financial statements.

(e)	Does not include $425 of potential milestone payments related to the VECTOR study. The milestone payments are within the control of the Company and as of December 31, 2022 the milestones have not been met. See Note 16 of the consolidated financial statements.

Critical Accounting Policies

The preparation of the consolidated financial statements and related notes included under “Item 8. Financial Statements” and related disclosures in conformity with GAAP. The preparation of these consolidated financial statements requires the selection of the appropriate accounting principles to be applied and the judgments and assumptions on which to base accounting estimates, which affect the reported amounts of assets and liabilities as of the date of the balance sheets, the reported amounts of revenue and expenses during the reporting periods, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time such estimates are made. Actual results and outcomes may differ materially from our estimates, judgments, and assumptions. We periodically review our estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate.

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

These assumptions were estimated as follows:

●	Fair Value of Our Common Stock: As Legacy FOXO’s common stock was not publicly traded, we estimated the fair value of our common stock, as discussed in the section “Common Stock Valuations” below.

●	Risk-Free Interest Rate: We based the risk-free interest rate used in the Black-Scholes option pricing model on the implied yield to maturity available on a U.S. Treasury constant maturity security with a term commensurate with the expected term of the stock options.

●	Expected Term: We estimated the expected term using the simplified method due to the lack of historical exercise activity for our common stock. The simplified method calculates the expected term as the mid-point between the vesting term and the contractual term of the award.

●	Volatility: As Legacy FOXO was a privately held company with no trading history prior, we estimated the stock price volatility factor by referencing historical volatilities of comparable peer companies. To determine a set of comparable peer companies, we considered similar public companies and selected those that are most similar to us in size, stage of life cycle, and financial leverage. We intend to continue to apply this process using the same or similar public companies until sufficient historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer comparable to our business, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

●	Dividend yield: We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

Common Stock Valuations

Prior to our initial public offering FOXO Technologies Operating Company’s common stock was not publicly traded, the fair value of our equity, which is the basis upon which all of our equity-based compensation awards was measured and recognized, was determined by our board of directors, with input from management and third-party valuation specialists. The third-party valuation specialists apply valuation techniques and methods that conform to generally accepted valuation practices and standards established by the American Society of Appraisers in accordance with Uniform Standards of Professional Appraisal Practice. The valuation methodologies and techniques utilized are also consistent with guidance issued by the American Institute of Certified Public Accountants in its Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, 2013. The specialists used a variety of both objective and subjective factors, including:

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

An initial valuation was performed by an independent third-party valuation specialist in November 2019, concurrent with the formation of Legacy FOXO as a limited liability company. In this valuation, the Cost Approach was used to determine enterprise value based on the fair market value of our assets. This approach was utilized given our lack of earnings history and the start-up nature of our business and operations, both of which brought into question our ability to continue as a going concern. At the time of this valuation, the estimated enterprise value was primarily based on the subscription receivable. Another valuation was performed by an independent third-party valuation specialist in November 2020 following the corporate conversion of Legacy FOXO and in anticipation of issuing stock options. The valuation was performed using the same methodology, but also considered a liquidation preference for preferred stock calculated using a Black-Scholes valuation model. At the time of this valuation, the majority of the subscription receivable had already been collected, causing a reduction in the estimated enterprise value. The liquidation preference for preferred stock and a discount for lack of marketability also had an adverse impact on valuation, which was determined to be $0.21 per share of common stock.

We have historically refreshed enterprise valuations to determine the fair value of our equity-based compensation at grant date for stock options based on the methodologies as described.

We conduct performance reviews twice annually following the end of the second and fourth quarter. Our first stock option grant occurred following our biannual review after the fourth quarter of 2020, with the formal grant occurring when the stock option agreements were executed in April 2021. At that time, the fair value of our common stock was $0.09 per share. While the preferred stock is outstanding, holders have protection from share issuance at a price below the original issue price (“OIP”). Accordingly, for stock options granted in April 2021, the exercise price per option was set at an amount slightly above the anticipated OIP. Stock options granted in April 2021 comprise the majority of stock options outstanding as of December 31, 2022.

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

Other notable, but not significant, assumptions used in the probability-weighted expected return model included, but were not limited to, implied borrowing rates. Upon close of the business combination, the 2021 Bridge Debenture and 2022 Bridge Debentures were remeasured at fair value based on the actual conversion.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815 -40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. ASU 2020-06 also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. This amended guidance is effective for public and private companies for fiscal years beginning after December 15, 2021, and December 15, 2023, respectively, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted the amended guidance prospectively effective January 1, 2021. The impact is not material to the Company’s results of operations or financial position as the Company had no debt prior to the issuance of convertible debentures in 2021.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

Reference is made to the consolidated financial statements listed under the heading (a) (1) Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm of Item 15, which consolidated financial statements are incorporated by reference in response to this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, to allow for timely decisions regarding required disclosure. In accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2022.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2022, we completed the Business Combination with Delwinds, and the internal controls of Legacy FOXO became our internal controls. We are engaged in the process of the design and implementation of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in a manner commensurate with the scale of our operations subsequent to the Business Combination.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of the current directors and executive officers of the Company:

Name	Age	Position
Executive Officers
Tyler Danielson	37	Interim Chief Executive Officer and Chief Technology Officer
Robert Potashnick	43	Chief Financial Officer
Brian Chen, PhD	44	Chief Science Officer
Michael Will	42	General Counsel
Taylor Fay	39	Chief Operating Officer
Non-Employee Directors
Andrew J. Poole(1)(2)(3)	42	Class III Director
Bret Barnes(1)(2)(3)	41	Chairman and Class I Director
Murdoc Khaleghi	42	Class II Director

(1)	Member of nominating and corporate governance committee.

(2)	Member of compensation committee.

(3)	Member of audit committee.

The principal occupations and positions for at least the past five years of our directors are described below. There are no family relationships among any of our directors or executive officers.

Executive Officers

Tyler Danielson — Interim Chief Executive Officer and Chief Technology Officer

Mr. Danielson has served as the Interim Chief Executive Officer since November 2022 and the Chief Technology Officer of FOXO since 2020. From 2019 to 2020, Mr. Danielson served as Platform Product Owner of Cargill, a Global Food Distributor. Before that, from 2015 to 2019, Mr. Danielson served as User Interface Software Architect at brightpeak financial, a division of Thrivent Financial. Mr. Danielson holds a Master’s Degree in Computer Science from the University of Minnesota.

Robert Potashnick — Chief Financial Officer

Mr. Potashnick has served as the Chief Financial Officer of FOXO since the beginning of 2021. From 2017 to 2020, Mr. Potashnick served in capital planning and business development finance roles at UnitedHealth Group (NYSE American: UNH). Before that, from 2010 to 2017, Mr. Potashnick worked as a certified public accountant at PricewaterhouseCoopers LLP. Other prior work experiences include working in mergers and acquisitions at Blaige & Company and as a trader at Great Point Trading. Mr. Potashnick holds a Bachelor of Arts degree in Economics from Northwestern University, a Master’s Degree in Accountancy from the University of Illinois, and a MBA (Finance/Strategy) from DePaul University.

Brian Chen, PhD — Chief Science Officer

Mr. Chen has served as the Chief Science Officer of FOXO since 2019. Prior to that time, from 2017 to 2019, Mr. Chen served as Vice President of Research and Analytics at Actua Life & Annuity, Ltd., an insurtech startup that later became FOXO Labs, Inc. Mr. Chen holds a Ph.D. degree from University of California, Los Angeles and a Master’s Degree in Public Health from the University of California, Berkeley.

Michael Will — General Counsel

Mr. Will has served as the General Counsel of FOXO since 2019. From 2016 to 2019, Mr. Will served as Legal and Compliance Officer, and then Senior Counsel, of brightpeak financial, a division of Thrivent Financial. Mr. Will also supported Thrivent’s life insurance manufacturing and distribution teams on products including universal life, variable universal life, and whole life plus. Prior to brightpeak/Thrivent, Mr. Will spent ten years in private practice representing property & casualty insurance carriers on a variety of first and third-party coverage matters. Mr. Will holds a Bachelor of Arts degree from Gustavus Adolphus College, and a Juris Doctor degree from the University of St. Thomas School of Law. Mr. Will is licensed to practice law before the state and federal courts of the State of Minnesota.

Taylor Fay – Chief Operating Officer

Mr. Fay has served as the Chief Operating Officer since February 2023. From June 2018 until January 2022, Mr. Fay served as the Company’s Senior Product Manager and Director of Products. Prior to joining the Company, Mr. Fay served as Product Manager at Explore Information Services from September 2016 to June 2018, where he managed a portfolio of insurance underwriting data products. In addition, Mr. Fay served as Product Owner at Hubio/Identifix from June 2013 to July 2016. Mr. Fay holds a Bachelor’s Degree in Geography and a Master’s Degree in Business Administration from the University of Minnesota.

Non-Employee Directors

Andrew J. Poole — Director

Mr. Poole has served as a director of FOXO since September 2022. He previously served as Chief Executive Officer and Chairman of Delwinds from its inception until the Closing of the Business Combination and has over 18 years of diversified investment experience. Mr. Poole was the Chief Investment Officer of Tiberius, a blank check company which went public in March 2018 with $174.225 million held in trust and which consummated its initial business combination with International General Insurance Holdings Ltd. (Nasdaq: IGIC), or “IGI,” an international specialty insurance and reinsurance group registered in Bermuda, in March 2020 under very challenging market conditions. Upon the closing of Tiberius’ business combination, Mr. Poole joined the board of IGI. Concurrently, since October 2015 he has been and remains an investment consultant at The Gray Insurance Company. Mr. Poole’s most recent role prior to joining Tiberius and The Gray Insurance Company was as Partner and Portfolio Manager at Scoria Capital Partners, LP, a long/short equity hedge fund, where he managed a portion of the firm’s capital including insurance sector investments from 2013 to 2015. Prior to Scoria, Mr. Poole held various positions at Diamondback Capital Management from 2005 to 2012 (including Portfolio Manager from 2011 onwards) and SAC Capital from 2004 to 2005, both of which are multi-strategy multi-manager cross capital structure long/short hedge funds. Earlier, Mr. Poole started his career at Swiss Re (SIX: SREN) working in facultative property placements in 2003 and was on the board of Family Security, a personal lines insurance company, from 2013 to 2015 prior to the sale of the company to United Insurance Holdings Corporation (Nasdaq: UIHC). Mr. Poole is a graduate of The George Washington University. We believe Mr. Poole is qualified to serve on the board due to his background in investment management of insurance investments, his extensive public company insurance valuation expertise and deep knowledge of, and connections in, the insurance industry.

Murdoc Khaleghi, M.D. — Director

Dr. Khaleghi is a physician with 20 years of experience, and also a researcher and author. He has served as a member of the FOXO Board since July of 2021. He currently serves as the Chief Medical Officer of Helium, a role he has held since 2020. From 2012 until 2022, Dr. Khaleghi served as the Chief Medical Officer of WellnessFX. He also served as the Chief Medical Officer of Neurotrack from 2020 until 2022. Dr. Khaleghi also serves as Chief Medical Officer, or on the board of directors of a number of private medical device and technology companies. From 2015 to 2017, he was the Chief Medical Officer of EverlyWell, where he was the first employee hired. Dr. Khaleghi attended the University of California San Diego and holds a degree in Bioengineering as well as a Doctor of Medicine. Dr. Khaleghi also has an MBA from the University of California, Berkeley, an MBA from Columbia Business School and a Master Computer Science degree from University of Pennsylvania. Dr. Khaleghi holds a medical license from the Colorado Medical Board and the Medical Board of California. We believe that Dr. Khaleghi’s financial and industry experience qualify him to serve on our board of directors.

Bret Barnes — Director

Mr. Barnes has served as a member of the FOXO Board since November 2021 and became Chairman in November 2022. Since April 2007, Mr. Barnes has served as a Staff Bioinformatics Scientist for Illumina, Inc. (NASDAQ: ILMN). Mr. Barnes has developed a number of patents and products, including methods to examine methylation of genomic DNA and methods for diagnosing respiratory pathogens and predicting COVID-19 related outcomes. Mr. Barnes has been the core bioinformatics lead on all Infinium Methylation products, including all original and new novel design capabilities. In addition to his array development efforts, Mr. Barnes has been instrumental in developing structural variant detection algorithms via DNA sequencing at Illumina, Inc. Prior to that position, Mr. Barnes served as a Bioinformatics Software Engineer from 2005 to 2007 at Science Applications International Corporation (NYSE American: SAIC). Mr. Barnes holds a Bachelor of Science degree in Bioinformatics from the University of California, Santa Cruz. Mr. Barnes was among the first graduates at University of California, Santa Cruz to receive a degree in bioinformatics. We believe that Mr. Barnes’ industry experience qualifies him to serve on our board of directors.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board of Directors

The Board is divided into three classes, as nearly equal in number as possible and designated Class I, Class II and Class III. The term of the initial Class I directors will expire at the first annual meeting of the stockholders following the consummation of the Business Combination, the term of the initial Class II directors will expire at the second annual meeting of the stockholders following the consummation of the Business Combination and the term of the initial Class III directors will expire on the third annual meeting of the stockholders following the consummation of the Business Combination.

All directors elected at annual meetings of stockholders following the consummation of the Business Combination will be elected for terms expiring at the next annual meeting of stockholders or until the election and qualification of their respective successors in office, subject to their earlier death, resignation, removal or the earlier termination of his or her term of office, subject to the expiration of their initial expiration of their terms as Class I, Class II or Class III directors, as applicable. Our Charter and Bylaws provide that the authorized number of directors may be changed only by resolution of the Board. Subject to the terms of any preferred stock, any or all of the directors may be removed from office at any time, with or without cause, and only by the affirmative vote of the holders of at least a majority of the voting power of all of the then outstanding shares of voting stock of the Combined Company entitled to vote at an election of directors. Any vacancy on the Board, including a vacancy resulting from an enlargement of the Board, may be filled only by the affirmative vote of a majority of the Company’s directors then in office.

When considering whether directors and director nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board to satisfy its oversight responsibilities effectively in light of its business and structure, the Board expects to focus primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above in order to provide an appropriate mix of experience and skills relevant to the size and nature of its business.

Director Independence

As a result of the Company’s Class A Common Stock being listed on the NYSE American following the consummation of the Business Combination, it is required to comply with the applicable rules of such exchange in determining whether a director is independent. Prior to the completion of the Business Combination, the Board undertook a review of the independence of the individuals named above and have determined that each of Dr. Khaleghi, Mr. Barnes and Mr. Poole qualifies as “independent” as defined under the applicable NYSE American rules, and the Board consists of a majority of “independent directors,” as defined under the rules of the SEC and NYSE American relating to director independence requirements. In addition, the Company is subject to the rules of the SEC and NYSE American relating to the membership, qualifications and operations of the audit committee, as discussed below.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past ten years.

Board Committees

The Board directs the management of its business and affairs, as provided by Delaware law, and will conduct its business through meetings of the Board and standing committees. The Company has a standing audit committee, compensation committee and nominating and corporate governance committee, each of which operates under a written charter.

In addition, from time to time, special committees may be established under the direction of the Board when the Board deems it necessary or advisable to address specific issues. Current copies of the Company’s committee charters are posted on its website, www.foxotechnologies.com, as required by applicable SEC and the NYSE American rules. The information on or available through any of such website is not deemed incorporated in this Report and does not form part of this Report.

Audit Committee

The Company’s audit committee consists of Bret Barnes and Andrew Poole. The Board has determined that each of these individuals meets the independence requirements of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act and the applicable listing standards of the NYSE American. Each member of the Company’s audit committee meets the requirements for financial literacy under the applicable NYSE American rules. In arriving at this determination, the board has examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.

The Board has determined that Mr. Poole qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the NYSE American rules. In making this determination, the Board has considered Mr. Poole’s formal education and previous and current experience in financial and accounting roles. Both the Company’s independent registered public accounting firm and management periodically will meet privately with the Company’s audit committee.

The audit committee’s responsibilities include, among other things:

●	appointing, compensating, retaining, evaluating, terminating and overseeing the Company’s independent registered public accounting firm;

●	discussing with the Company’s independent registered public accounting firm their independence from management;

●	reviewing with the Company’s independent registered public accounting firm the scope and results of their audit;

●	pre-approving all audit and permissible non-audit services to be performed by the Company’s independent registered public accounting firm;

●	overseeing the financial reporting process and discussing with management and Company’s independent registered public accounting firm the interim and annual financial statements that the Company files with the SEC;

●	reviewing and monitoring the Company’s accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; and

●	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.

The composition and function of the audit committee complies with applicable requirements of the Sarbanes-Oxley Act, SEC rules and regulations and NYSE American listing rules. The Company will comply with future requirements to the extent they become applicable to the Company.

Compensation Committee

The Company’s compensation committee consists of Bret Barnes and Andrew Poole. Bret Barnes and Andrew Poole are non-employee directors, as defined in Rule 16b-3 promulgated under the Exchange Act. The Board has determined that Bret Barnes and Andrew Poole are “independent” as defined under the applicable NYSE American listing standards, including the standards specific to members of a compensation committee.

The compensation committee’s responsibilities include, among other things:

●	reviewing and approving corporate goals and objectives relevant to the compensation of the Company’s Chief Executive Officer, evaluating the performance of the Company’s Chief Executive Officer in light of these goals and objectives and setting or making recommendations to the Board regarding the compensation of the Company’s Chief Executive Officer;

●	reviewing and setting or making recommendations to the Board regarding the compensation of the Company’s other executive officers;

●	making recommendations to the Board regarding the compensation of the Company’s directors;

●	reviewing and approving or making recommendations to the Board regarding the Company’s incentive compensation and equity-based plans and arrangements; and

●	appointing and overseeing any compensation consultants.

The composition and function of its compensation committee complies with all applicable requirements of the Sarbanes-Oxley Act, SEC rules and regulations and the NYSE American listing rules. The Company will comply with future requirements to the extent they become applicable to the Company.

Nominating and Corporate Governance Committee

The Company’s nominating and corporate governance committee consists of Bret Barnes and Andrew Poole. The Board has determined that each of Bret Barnes and Andrew Poole is “independent” as defined under the applicable listing standards of the NYSE American and SEC rules and regulations.

The nominating and corporate governance committee’s responsibilities include, among other things:

●	identifying individuals qualified to become members of the Board, consistent with criteria approved by the Board;

●	recommending to the Board the nominees for election to the Board at annual meetings of the Company’s stockholders;

●	overseeing an evaluation of the Board and its committees; and;

●	developing and recommending to the Board a set of corporate governance guidelines.

The composition and function of the nominating and corporate governance committee complies with all applicable requirements of the Sarbanes-Oxley Act, SEC rules and regulations and NYSE American listing rules. The Company will comply with future requirements to the extent they become applicable to the Company.

Compensation Committee Interlocks and Insider Participation

None of the intended members of the Company’s compensation committee has ever been an executive officer or employee of the Company. None of the Company’s executive officers currently serve, or have served during the last completed fiscal year, on the compensation committee or Board of any other entity that has one or more executive officers that will serve as a member of the Board or compensation committee.

Role of the Board in Risk Oversight/Risk Committee

One of the key functions of the Board is informed oversight of the Company’s risk management process. The Board does not anticipate having a standing risk management committee, but rather anticipates administering this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. For example, the Company audit committee will be responsible for overseeing the management of risks associated with the Company’s financial reporting, accounting, and auditing matters; the Company’s compensation committee will oversee the management of risks associated with our compensation policies and programs.

Board Oversight of Cybersecurity Risks

The Company will face a number of risks, including cybersecurity risks and those other risks described under the section titled "Risk Factors” included in this Report. The Board will play an active role in monitoring cybersecurity risks and will be committed to the prevention, timely detection, and mitigation of the effects of any such incidents on the Company’s operations. In addition to regular reports from each of the Board’s committees, the Board will receive regular reports from management, including its chief technology officer and chief security officer, on material cybersecurity risks and the degree of the Company’s exposure to those risks. While the Board will oversee its cybersecurity risk management, management will be responsible for day-to-day risk management processes. Management will work with third party service providers to maintain appropriate controls. We believe this division of responsibilities is the most effective approach for addressing the Company’s cybersecurity risks and that the Board leadership structure supports this approach.

Limitation on Liability and Indemnification of Directors and Officers

The Charter contains provisions that limit the liability of the Company’s directors for damages to the fullest extent permitted by Delaware law. Consequently, the Company’s directors will not be personally liable to the Company or its stockholders for damages as a result of an act or failure to act in his or her capacity as a director, unless:

●	the presumption that directors are acting in good faith, on an informed basis, and with a view to the interests of the corporation has been rebutted; and

●	it is proven that the director’s act or failure to act constituted a breach of his or her fiduciary duties as a director and such breach involved intentional misconduct, fraud or a knowing violation of law.

The Charter requires the Company to indemnify and advance expenses to, to the fullest extent permitted by applicable law, its directors, officers and agents. The Company maintains a directors’ and officers’ insurance policy pursuant to which the Company’s directors and officers are insured against liability for actions taken in their capacities as directors and officers. Finally, the Charter prohibits any retroactive changes to the rights or protections or increasing the liability of any director in effect at the time of the alleged occurrence of any act or omission to act giving rise to liability or indemnification.

In addition, the Company has and will enter into separate indemnification agreements with the Company’s directors and officers. These agreements, among other things, require the Company to indemnify its directors and officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of the Company’s directors or officers or any other company or enterprise to which the person provides services at the Company’s request.

We believe these provisions in the Charter are necessary to attract and retain qualified persons as directors and officers for the Company following the completion of the Business Combination.

Corporate Governance Guidelines and Code of Business Conduct

The Board adopted Corporate Governance Guidelines that addresses items such as the qualifications and responsibilities of its directors and director candidates and corporate governance policies and standards applicable. In addition, the Board adopted a Code of Business Conduct and Ethics that applies to all of its employees, officers and directors, including its Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers.

The full text of the Company’s Corporate Governance Guidelines and its Code of Business Conduct and Ethics is posted on the Corporate Governance portion of the Company’s website at www.foxotechnologies.com. Information contained on or accessible through the Company’s website is not a part of this Report, and the inclusion of the Company’s website address in this Report is an inactive textual reference only. The Company intends to make any legally required disclosures regarding amendments to, or waivers of, provisions of its code of ethics on its website rather than by filing a Current Report on Form 8-K.

Insider Trading Policies and Procedures

The Company has adopted an insider trading policy on September 15, 2022 (as amended, the “Insider Trading Policy”), overseen by the Company’s Chief Financial Officer and General Counsel, that applies to all (i) directors, (ii) executive officers (iii) employees and their family members and affiliates and (iv) certain contractors or consultants who have or may have access to material non-public information (together, the “Covered Persons”).

The Insider Trading Policy prohibits the use of material non-public information obtained by Covered Persons through their involvement with the Company when making decisions to purchase, sell, and give away or otherwise trade in the Company’s securities or to provide such information to others outside the organization. Under the Insider Trading Policy, material non-public information includes, among other things, earnings information, mergers, acquisitions, tender offers, joint ventures, change in assets, new products or discoveries, material regulatory events, events regarding the Company’s securities, significant changes in the Company’s prospects, planned public or private offerings or any other information that may be deemed material to the Company.

Further, we have established black-out periods to which all Covered Persons are subject, including quarterly black-out periods, which commences on the sixteenth day of the third month of the fiscal quarter for which earnings are to be released and ending at the close of market on the second full business day following the date of public disclosure of the financial results for that fiscal quarter. The Company may also impose black-out periods from time to time as other types of material non-public information occur when material non-public events or disclosures are pending. If the Company imposes a special black-out period. Covered Persons are permitted to trade in the Company’s securities only when there is no black-out period in effect and such trade has been pre-cleared by the Company’s corporate secretary, or when a qualified 10b5-1 plan has been established in accordance with federal securities laws.

Our Insider Trading Policy also prohibits all employees and directors from engaging in any short sales of our securities, hedging transactions, publicly-traded options such as puts or calls, hold our securities in a margin account, or pledge our securities as collateral for a loan.

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, the Company’s directors, officers and persons who beneficially own 10% or more of the Class A Common Stock are required to file reports specifying their initial ownership of Class A Common Stock and subsequent changes in that ownership to the SEC. These reports are required to be filed within specified time periods established by the SEC. Based solely on our review of reports filed with the SEC, we believe that no director, officer, or 10% shareholder failed to timely file in fiscal year ended December 31, 2022 any report required by Section 16(a), other than the following transactions:

(i)	Form 4 filing by Andrew J. Poole, a member of the Board, with respect to one transaction dated September 15, 2022 pertaining to certain distributions related to the Business Combination. Such late Form 4 was filed on September 22, 2022; and

(ii)	Form 4 filing by DIAC Sponsor LLC, purchaser representative of Delwinds’ stockholders from and after the consummation of the Business Combination, pertaining to certain distributions related to the Business Combination. Such late Form 4 was filed on September 22, 2022.

Item 11. Executive Compensation

Unless the context otherwise requires, any reference in this section of this Report to “FOXO,” “we,” “us,” or “our” refers to FOXO and its consolidated subsidiaries after the consummation of the Business Combination and to the Company and its subsidiaries after the Business Combination.

FOXO is an “emerging growth company,” as defined in the JOBS Act, and thus the following disclosures are intended to comply with the scaled disclosure requirements applicable to emerging growth companies and “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Exchange Act, which require compensation disclosure for our principal executive officer and the two most highly compensated executive officers other than our principal executive officer, whom we refer to as our “named executive officers.”

This section discusses the material components of the executive compensation program offered to our named executive officers. Our named executive officers for the years ended December 31, 2022 and 2021 were as follows:

●	Tyler Danielson, our Chief Technology Officer and Interim Chief Executive Officer;

●	Brian Chen, PhD, our Chief Science Officer;

●	Robert Potashnick, our Chief Financial Officer;

●	Jon Sabes, our former Chief Executive Officer and Chairman; and

●	Steven Sabes, our former Chief Operating Officer.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that FOXO adopts could vary materially from our historical practices and currently planned programs summarized in this discussion.

We will continue to update, in accordance with the rules and regulations of the SEC, information in this section regarding the compensation of our named executive officers.

Executive Compensation Overview

Compensation Philosophy

FOXO has designed its compensation and benefits program to attract, retain, incentivize and reward talented and qualified executives who share our philosophy and desire to achieve our enterprise goals. We believe our compensation program should promote the success of FOXO and align executive incentives with the long-term interest of its stockholders. Our current compensation programs reflect its startup origins in that they consist primarily of base salaries and short-term incentive compensation, as well as the grant of options to purchase stock. As we transition from a private company to a publicly traded company, we intend to evaluate our compensation values and philosophy and compensation plans and arrangements as circumstances require.

Compensation Elements

The compensation for our named executive officers consists of the following:

Compensation Element	Purpose
Base Salary	To provide stable and competitive income.

Equity-Based Compensation	To encourage executives to maximize long-term stockholder value (provided in the form of stock option awards).

Short-Term Incentive Compensation	To motivate and reward short-term behaviors, actions and results that drive long-term value creation.

To accomplish both its short-term and long-term objectives, the compensation program emphasizes pay-for-performance, with two variable components. Base salary is intended to provide a fixed component of compensation commensurate with the executive’s skill set, experience, role and responsibilities, and is compared against those in similar positions at similar companies. Variable components include short-term incentive compensation and long-term equity-based incentives, which are used to align each component of incentive compensation with our short and long-term business objectives. Discretionary biannual incentive bonuses, paid in the form of stock option awards, are worth, at maximum, 10% of each named executive officer’s annual base salary per review cycle, for an annual total value of up to 20% of each named executive officer’s base salary.

Summary Compensation Table

The following table sets forth information regarding the total compensation awarded to and earned by our named executive officers for services rendered in all capacities for the years ended December 31, 2022 and 2021.

				Option	Stock
		Salary	Bonus	Awards	Awards	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(2) (3)	($)
Tyler Danielson	2022	205,000	—	22	5,935,600	6,140,622
Interim Chief Executive Officer	2021	195,000	500	40,845	682	237,027

Brian Chen, PhD	2022	236,000	—	22	5,935,600	6,171,622
Chief Science Officer	2021	236,000	500	49,903	—	286,403

Robert Potashnick	2022	205,000	—	22	3,983,100	4,188,122
Chief Financial Officer	2021	180,000	500	39,148	—	219,648

Jon Sabes	2022	480,000	—	22	27,389,670	27,869,692
Former Chief Executive Officer	2021	480,000	500	1,184	—	481,684

Steve Sabes	2022	200,000	—	22	3,983,100	4,183,122
Former Chief Operating Officer	2021	200,000	500	43,031	—	243,531

(1)	2021 amounts reflect the payment of a holiday bonus earned and paid in the year ended December 31, 2021.

(2)	Amounts reflect the aggregate grant date fair value of stock option awards and restricted stock granted under FOXO’s 2020 Equity Incentive Plan (the “2020 Plan”) to our named executive officers during the year ended December 31, 2021 and 2022, computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. See Note 11 of the audited consolidated financial statements included elsewhere in this Report for a discussion of the relevant assumptions used in calculating this amount for the year ended December 31, 2021. These amounts do not reflect the actual economic value that may be realized by the named executive officer.

(3)	2022 amounts reflect the aggregate fair value of restricted stock as part of FOXO’s Management Contingent Share Plan to our named executive officers during the year ended December 31, 2022, computed in accordance with FASB ASC 718, Compensation – Stock Compensation. See Note 8 of the consolidated financial statements included elsewhere in this Report for a discussion of the relevant assumptions used in calculating this amount. These amounts do not reflect the actual economic value that may be realized by the named executive officer.

Narrative Disclosure to the Summary Compensation Table

Equity-Based Compensation

Legacy FOXO previously utilized its 2020 Equity Incentive Plan, or the 2020 Plan, to enable it and its affiliates to attract and retain qualified employees (including officers), consultants and directors to contribute to its long range success, provide incentives that aligned their interests with those of Legacy FOXO stockholders, and promote the success of its business. The Legacy FOXO board of directors adopted, and the Legacy FOXO stockholders approved, the 2020 Plan in 2020. The 2020 Plan governs and previously facilitated the grant of incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards, cash awards and other equity-based awards.

Prior to the closing of the Business Combination, our named executive officers received equity-based compensation in the form of stock option awards under the 2020 Plan, as described below. Under the 2020 Plan, stock option awards generally vest monthly over a three-year period and have a term of five years. Prior to the adoption of the 2020 Plan and the Corporate Conversion, equity-based compensation was provided in the form of profits interests agreements, as described previously.

Following the approval of the 2022 Plan, the 2020 Plan was terminated and no further awards will be granted under the 2020 Plan.

The following describes certain material terms of the 2020 Plan.

Grants, Generally. The 2020 Plan provided both for the direct award or sale of shares and for the grant of incentive stock options (“ISOs”) and non-qualified stock options (“NSOs”). ISOs may have been granted only to Legacy FOXO employees. All other awards may have been granted to employees, consultants and directors of Legacy FOXO.

The maximum number of shares of Legacy FOXO common stock that may have been issued over the term of the 2020 Plan was 7,000,000 shares on a pre-Business Combination basis, or approximately 4,065,861 on a post Business Combination basis. As of December 31, 2022, stock options to purchase 2,765,099 shares of FOXO Class A Common Stock on a post-Business Combination basis with a weighted-average exercise price of $7.02 per share were outstanding under the 2020 Plan. Additionally, 30,000 shares on a pre-Business Combination basis or 17,425 on a post-Business Combination basis of restricted stock were granted pursuant to the 2020 Plan to an employee who is not a named executive officer. There were no outstanding awards under the 2020 Plan other than these options and restricted stock.

Administration. The Legacy FOXO board, or a committee delegated by the Legacy FOXO board, administered the 2020 Plan. Our Board has assumed such role following the Business Combination. During the term and subject to the terms of the 2020 Plan, the administrator had the power to, among other things, construe and interpret the 2020 Plan and apply its provisions, determined when awards were to be granted under the 2020 Plan and the applicable grant date, prescribed the terms and conditions of each award, including, without limitation, the exercise price and medium of payment and vesting provisions, and specified the provisions of the award agreement relating to such grant, made decisions with respect to outstanding awards that may have become necessary upon a change in corporate control or an event that triggers anti-dilution adjustments, and exercised discretion to make any and all other determinations which it determined to be necessary or advisable for the administration of the 2020 Plan.

Options. Each of the named executive officers was granted a mix of ISOs and NSOs. See the “Outstanding Equity Awards” table below for further information about our named executive officers’ outstanding options as of December 31, 2021.

Under the terms of the 2020 Plan, no stock option is exercisable after the expiration of five years from the grant date.

The exercise price per share of options granted under the 2020 Plan must be at least 100% of the fair market value per share of Legacy FOXO common stock on the grant date, subject to certain exceptions. Subject to the provisions of the 2020 Plan, the administrator determined the other terms of options, including any vesting and exercisability requirements, the method of payment of the option exercise price, the option expiration date, and the period following termination of service during which options may remain exercisable.

Adjustments upon Changes in Stock. In the event of changes in the outstanding Legacy FOXO common stock (now, our shares of Class A Common Stock) or in the capital structure of Legacy FOXO by reason of any stock or extraordinary cash dividend, stock split, reverse stock split, an extraordinary corporate transaction such as any recapitalization, reorganization, merger, consolidation, combination, exchange, or other relevant change in capitalization occurring after the grant date of any award, awards granted under the 2020 Plan and any award agreements, the exercise price of options, the maximum number of shares of Legacy FOXO common stock subject to all awards set forth above would be equitably adjusted or substituted, as to the number, price or kind of a share of Legacy FOXO common stock or other consideration subject to such awards to the extent necessary to preserve the economic intent of such award.

Effect of Change in Control. Unless otherwise provided in an award agreement, (a) in the event of a participant’s termination of continuous service without cause or for good reason (as defined in the 2020 Plan) during the 12-month period following a change in control, all outstanding options will become fully vested and immediately exercisable.

Short-Term Incentive Compensation

As outlined in our compensation policy, our named executive officers are eligible to earn discretionary biannual incentive bonuses. These discretionary incentive bonuses are worth, at maximum, 10% of each named executive officer’s annual base salary per review cycle, for an annual total value of up to 20% of each named executive officer’s base salary. Review cycles occur biannually, following the second and fourth quarter of each year, and discretionary incentive bonuses are paid at the conclusion of these review cycles. Discretionary biannual incentive bonuses awarded to named executive officers are paid in the form of stock option awards. As such, these amounts, as applicable to each year presented, are included in the “option awards” column of the summary compensation table above.

Agreements with Named Executive Officers

Agreement with Tyler Danielson

We entered into an offer letter with Tyler Danielson on September 3, 2020, pursuant to which Mr. Danielson agreed to serve as our Chief Technology Officer and receive an annual base salary of $195,000. Mr. Danielson’s employment will continue until such time either the Company or Mr. Danielson terminates employment. Mr. Danielson was granted 17,425 shares of restricted stock on a post-business combination basis as replacement for a signing bonus that was initially intended to be in the form of a Sprinter Van.

Mr. Danielson is also eligible to participate in a discretionary incentive compensation plan and receive annual incentive compensation in the form of cash and stock options based on individual performance and the Company’s achievement of certain milestones, with a payment expected to equate to up to 20% of annual base salary. Incentive compensation will be at the discretion of the Company.

Mr. Danielson is also eligible for standard benefit plans made available to management-level employees.

The Company has yet to enter into a new employment agreement with Mr. Danielson to reflect his role as our Interim Chief Executive Officer.

Agreement with Robert Potashnick

We entered into an employment agreement with Robert Potashnick on December 29, 2020, pursuant to which Mr. Potashnick agreed to serve as our Chief Financial Officer and receive an annual base salary of $180,000. Mr. Potashnick’s employment will continue until such time either the Company or Mr. Potashnick terminates the employment agreement.

Mr. Potashnick is eligible to participate in a discretionary incentive compensation plan and receive annual incentive compensation in the form of cash and stock options based on individual performance and the Company’s achievement of certain milestones, with a payment expected to equate to up to 20% of annual base salary. No later than thirty days of the commencement date of the employment agreement, the Company compensated Mr. Potashnick with (i) a cash compensation signing bonus of $30,000; and (ii) an initial grant of 78,413 incentive stock options on a post Business Combination basis. Additionally, in the absence of an executive incentive compensation plan by the compensation committee of the Board, Mr. Potashnick is eligible for an additional annual bonus of up to 20% of his salary.

The employment agreement provides that Mr. Potashnick is also eligible for standard benefit plans made available to management-level employees.

The Company has the right immediately to terminate Mr. Potashnick’s employment for cause (as defined in his employment agreement) during the employment period upon notice to Mr. Potashnick.

In the event of a termination of Mr. Potashnick’s employment, the Company shall pay Mr. Potashnick: (i) any unpaid base salary on the Company’s regular payday, prorated to the effective date of termination; and (ii) the dollar value of all accrued and unused vacation benefits based upon Mr. Potashnick’s base salary. The Company shall also reimburse Mr. Potashnick in accordance with and subject to the requirements of the Company’s expense reimbursement practices for any reasonable and necessary business expenses incurred by Mr. Potashnick’s on behalf of the Company on or before the date on which his employment terminates, and reported and properly documented on expense reports.

The Company has the right to terminate Mr. Potashnick’s employment without cause during the employment period upon notice to Mr. Potashnick. In the event of a termination without cause (as defined in his employment agreement), the Company will pay Mr. Potashnick severance compensation in an amount equal to an amount of one half of Mr. Potashnick’s base salary in effect on the date on which Mr. Potashnick’s employment is terminated, payable in a lump sum within thirty (30) days after the date of the termination. If Mr. Potashnick is eligible for and elects to continue group health coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), he will be allowed to do so. The Company will also pay Mr. Potashnick a bonus under the Company’s equity incentive plan prorated based upon the number of days for which Mr. Potashnick was employed during the period for which such payments are made (e.g., quarter), and any options or other equity incentives which have been granted to Mr. Potashnick shall fully vest on the date of termination.

The CFO employment agreement includes provisions governing Company confidential information, assignment of employee inventions, non-solicitation of employees for 12 months following employment termination, non-competition for one year following any employment termination for cause or without good reason (as defined in the employment agreement), and indemnification rights.

Agreement with Brian Chen

Our predecessor, GWG Holdings, Inc. entered into an employment agreement with Mr. Brian Chen, its Chief Science Officer, as of August 20, 2017, for a five-year initial term that automatically renews for additional one-year terms thereafter. For the years ended December 31, 2022 and 2021, the annual base salary for Mr. Brian Chen was $236,000. By letter agreement, dated October 17, 2019, the CSO employment agreement was amended and provided that Mr. Brian Chen will be eligible to participate in a discretionary incentive compensation plan and receive annual incentive compensation in the form of cash and stock options based on individual performance and the company’s achievement of certain milestones, with a payment expected to equate to up to 20% of annual base salary. The CSO employment agreement provides that Mr. Brian Chen is eligible for standard benefit plans made available to management-level employees. If the CSO’s employment ends on account of death or disability, the Company will pay his estate continued salary for one month and continue welfare benefits including paying all premiums for coverage of the CSO’s dependent family members.

The CSO employment agreement includes provisions governing Company confidential information, assignment of employee inventions, non-solicitation of employees for 12 months following employment termination, non-competition for one year following any employment termination for cause or without good reason (as defined in the CSO employment agreement), and indemnification rights.

Agreement with Taylor Fay, our Chief Operating Officer

Our predecessor, GWG Holdings, Inc., previously entered into an employment agreement with Mr. Fay, effective as of June 18, 2018. On October 17, 2019, by letter agreement, Mr. Fay’s employment agreement was amended to increase his salary to $130,500 per annum, and also to provide that Mr. Fay would be eligible to participate in a discretionary incentive compensation plan and receive annual incentive compensation in the form of cash and stock options based on individual performance and the company’s achievement of certain milestones, with a payment expected to equate to up to 20% of his annual base salary. Mr. Fay’s employment agreement also provides that he is eligible for standard benefit plans made available to management-level employees. If Mr. Fay’s employment ends on account of death or disability, the Company will pay his estate continued salary for one month and continue welfare benefits, including paying all premiums for coverage of his dependent family members. Mr. Fay’s compensation was again amended on November 18, 2020, to increase his salary to $160,000, effective as of August 9, 2020. Thereafter, Mr. Fay was promoted to Vice President of Product Operations and his salary was increased to $177,000 per annum, effective as of March 11, 2022.

Agreement with Jon Sabes, our former Chief Executive Officer

Our predecessor, FOXO BioScience LLC, entered into an employment agreement with Mr. Jon Sabes, its Chief Executive Officer (“CEO”), as of April 22, 2020, for a five-year term that automatically renews for additional five-year periods unless terminated prior to such renewal by the Company’s board or Mr. Sabes. Pursuant to the terms of the employment agreement, the annual base salary for Mr. Jon Sabes is $480,000. The CEO employment agreement provides that Mr. Sabes will receive an annual cash bonus of up to 50% of his base salary, with such amount determined by the Company’s compensation committee. The CEO employment agreement also made a 10% profits interest grant, although this grant was later terminated when the Company converted to a C corporation and the profits interest grant replaced by stock options. Mr. Sabes is entitled to participate in (i) all human resource benefit programs made available to management-level employees of the Company and its subsidiaries, and (ii) all employee benefit plans and programs made available by the Company. The CEO agreement provides reimbursement for private travel including the family members of Mr. Sabes for both business and personal use, and social club memberships.

In the event Mr. Sabes’ employment is terminated as a result of his death or incapacity, the Company will pay to the estate of Mr. Sabes an amount equal to his then current base salary through the balance of the agreement, including any earned but unpaid annual compensation and the Company will continue the welfare benefit programs provided under the agreement, including paying all premiums for coverage for Mr. Sabes’ dependent family members. In the event Mr. Sabes’ employment is terminated by the board without a renewal term or without Cause (as defined in the CEO employment agreement), then all equity awards immediately vest as specified in the related agreements and Mr. Sabes will receive a severance payment equal to 36 months of his base salary. In the event Mr. Sabes’ employment is terminated by the Company with Cause (as defined in the CEO employment agreement) or Mr. Sabes resigns, then he will not be entitled to any severance or continued benefits.

Under the CEO employment agreement, Mr. Sabes agreed to customary confidentiality provisions and to refrain from soliciting employees of the Company and its affiliates for a period of 12 months following any termination of employment and to a non-competition restriction during the term of the agreement.

Jon Sabes was terminated as the Company’s CEO on November 14 2022. The Company is continuing to review its obligations, if any, to Jon Sabes pursuant to the CEO employment agreement.

Agreement with Steven Sabes, our former Chief Operating Officer

Our predecessor, GWG Holdings, Inc. entered into an employment agreement with Mr. Steven Sabes, its Chief Operating Officer, as of August 20, 2017, for a five-year initial term that automatically renews for additional one-year terms thereafter. For the years ended December 31, 2022 and 2021, the annual base salary for Mr. Steven Sabes was $200,000. By letter agreement, dated October 17, 2019, the COO employment agreement was amended and provided that Mr. Steven Sabes will be eligible to participate in a discretionary incentive compensation plan and receive annual incentive compensation in the form of cash and stock options based on individual performance and the Company’s achievement of certain milestones, with a payment expected to equate to up to 20% of annual base salary. The COO employment agreement provides that Mr. Steven Sabes is eligible for standard benefit plans made available to management-level employees. If the COO’s employment ends on account of death or disability, the Company will pay his estate continued salary for one month and continue welfare benefits including paying all premiums for coverage of the COO’s dependent family members.

The COO employment agreement includes provisions governing Company confidential information, assignment of employee inventions, non-solicitation of employees for 12 months following employment termination, non-competition for one year following any employment termination for cause or without good reason (as defined in the COO employment agreement), and indemnification rights.

Steven Sabes was terminated as the Company’s Chief Operating Officer on November 14, 2022.

Outstanding Equity Awards

The following table sets forth information concerning outstanding equity awards held by each of our named executive officers as of December 31, 2022, on a post-Business Combination basis. The table reflects both vested and unvested stock option awards, bifurcated by grant date.

			Option Awards
Name	Grant Date	Restricted Stock (1)	Vesting Commencement Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Tyler Danielson	9/15/2022	760,000
	1/27/2022		(2)	2	-	15.75	1/27/2027
	8/9/2021		(3)	1,664	2,065	6.51	8/9/2026
	5/11/2021	17,425
	4/2/2021		(4)	37,755	14,520	6.51	4/2/2026
Brian Chen, PhD	9/15/2022	760,000
	1/27/2022		(2)	2	-	15.75	1/27/2027
	8/9/2021		(3)	2,000	2,480	6.51	8/9/2026
	4/13/2021		(5)	670,026	2,238	6.51	4/13/2026
Robert Potashnick	9/15/2022	510,000
	1/27/2022		(2)	2	-	15.75	1/27/2027
	8/9/2021		(3)	1,591	1,980	6.51	8/9/2026
	4/2/2021		(6)	52,277	26,136	6.51	4/2/2026
Jon Sabes (9)	9/15/2022	1,169,000
	1/27/2022		(2)	2	-	15.75	1/27/2027
	4/2/2021		(7)	832,805	26,764	6.51	4/2/2026
Steven Sabes	1/27/2022		(8)	2	N/A	15.75	1/12/2023
	Various		(8)	390,085	N/A	6.51	1/12/2023

(1)	Restricted stock was issued in 2022 as part of the Company’s Management Contingent Share Plan and is subject to time, performance, and service conditions. The shares held by Jon Sabes that are subject to forfeiture pursuant to the Management Contingent Share Plan are pending a review of the Company’s obligations to vest these shares in connection with Jon. Sabes’ termination. The amount shown reflects shares associated with a performance obligation that was met at the time of Jon. Sabes’ termination. The restricted stock issued to Tyler Danielson is fully vested.

(2)	Stock granted on January 27, 2022 began vesting at grant date and are fully vested as of December 31, 2022

(3)	The option award vests monthly over a three-year period from the grant date.

(4)	On April 2, 2021, Mr. Tyler Danielson was granted a total of 52,275 stock option awards. The 14,520 stock option awards granted to Mr. Danielson that are unvested as of December 31, 2022 will vest in equal monthly installments through December 31, 2023.

(5)	On April 13, 2021, Mr. Brian Chen was granted a total of 672,264 stock option awards, a portion of which reflect compensation awards for services rendered prior to the adoption of the 2020 Plan. Of the 2,238 stock option awards granted to Mr. Chen that are unvested as of December 31, 2022, (i) 834 will vest in equal monthly installments from January 1, 2023 to June 30, 2023 and (iii) 1,404 will vest in equal monthly installments from January 1, 2023 to December 31, 2023.

(6)	On April 2, 2021, Mr. Robert Potashnick was granted a total of 78,413 stock option awards. The 26,136 stock option awards granted to Mr. Potashnick that are unvested as of December 31, 2022 will vest in equal monthly installments through December 31, 2023.

(7)	On April 2, 2021, Mr. Jon Sabes was granted a total of 859,569 stock option awards, a portion of which reflect compensation awards issued as replacement for prior profits interests cancelled in 2020 and for services rendered prior to the adoption of the 2020 Plan. Of the 26,764 stock option awards granted to Mr. Jon Sabes that are unvested as of December 31, 2022, (i) 22,426 will vest in January 2023; (ii) 1,446 will vest in equal monthly installments from January 1, 2023 to June 30, 2023; and (iii) 2,892 will vest in equal monthly installments from January 1, 2023 to December 31, 2023.

(8)	Mr. Steve Sabes had three months from his termination of continuous service to exercise his options in accordance with our 2020 Plan. The options were not exercised within the allotted time and have since been forfeited.

(9)	The shares held by Mr. Jon Sabes that are subject to forfeiture pursuant to the Management Contingent Share Plan are pending a review of the Company’s obligations to vest these shares in connection with Mr. Jon Sabes termination. The amount shown reflects shares associated with a performance obligation that was met at the time of his termination. The Company is additionally reviewing its obligations to Mr. Jon Sabes related to the immediate vesting of options. The amount shown reflects options vested based on his continuous service as a director as of December 31, 2022. Mr. Jon Sabes no longer provides continuous service upon his resignation from the Board and has three months from his resignation on January 29, 2023 to exercise any of his remaining options.

Executive Compensation Arrangements – Post-Closing Arrangements

Post-Closing Employment Agreements

We are in the process of negotiating, approving and implementing new employment arrangements with each of our executive officers, which will govern the terms of their continuing employment with us. Although the terms of these agreements are still being finalized, we expect that the agreements will have a fixed term of years, with annual renewals thereafter, subject to termination in accordance with each agreement’s terms and conditions. We expect that each executive will be entitled to an annual salary, to be reviewed each year, an annual target bonus opportunity (calculated as a percentage of salary) paid in cash, and an equity incentive grant. We anticipate the agreements will contain severance provisions whereby, if the executive is terminated other than for cause or resigns for good reason, then the executive will be paid a lump sum payment calculated based on his or her salary and bonus. If the executive is terminated for cause, we anticipate the agreements will provide that the executive would receive no amounts other than amounts accrued at the date of termination and any vested benefits under Company benefit plans. We expect that all unvested equity awards would become fully vested in connection with a change of control.

Simultaneously with the execution and delivery of the Merger Agreement, certain Legacy FOXO executive officers entered into Non-Competition Agreements in favor of Legacy FOXO and Delwinds and their respective present and future successors and direct and indirect subsidiaries. Under the Non-Competition Agreements, the Legacy FOXO executive officers signatory thereto agreed not to compete with Delwinds, Legacy FOXO and their respective affiliates during the two-year period following the Closing and, during such two-year restricted period, to not solicit employees or customers of such entities. The Non-Competition Agreements also contain customary confidentiality and non-disparagement provisions.

2022 Equity Incentive Plan

Following the consummation of the Business Combination, the Company adopted the 2022 Plan in order to facilitate the grant of equity awards to attract, retain and incentivize employees (including officers), independent contractors and directors of the Company and its affiliates, which is essential to the Company’s long term success.

Summary of the 2022 Equity Incentive Plan

Eligibility

Employees (including officers), non-employee directors and consultants who render services to the Company or an affiliate thereof (whether now existing or subsequently established) are eligible to receive awards under the 2022 Plan. Incentive stock options may only be granted to employees of the Company or a parent or subsidiary thereof. As of the date of this Report, we have approximately 29 employees and consultants, including five executive officers, and three non-employee directors, eligible to participate in the 2022 Plan.

Administration

The compensation committee of our Board, or such other committee as may be designated by the Board, or in the absence of any such committee, the Board (the “compensation committee” or “Administrator”), administers the Incentive Plan. Subject to the terms of the Incentive Plan, the compensation committee has complete authority and discretion to determine the terms of awards under the Incentive Plan.

Types of Awards

The 2022 Plan provides for the grant of stock options, which may be incentive stock options (“ISOs”) or non-qualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted shares, restricted stock units (“RSUs”) and other equity-based awards, or collectively, awards.

Share Reserve

3,286,235 shares of Class A Common Stock may be issued under the 2022 Plan. All of the shares available under the 2022 Plan may be issued upon the exercise of ISOs.

Awards granted under the 2022 Plan upon the assumption of, or in substitution for, awards authorized or outstanding under a qualifying equity plan maintained by an entity with which we enter into a merger or similar corporate transaction do not reduce the shares available for grant under the 2022 Plan but will count against the maximum number of shares that may be issued upon the exercise of ISOs.

If options, SARs, restricted stock, RSUs or any other awards are forfeited, cancelled or expire before being exercised or settled in full, the shares subject to such awards will again be available for issuance under the 2022 Plan. Notwithstanding anything to the contrary contained herein: shares subject to an award under the 2022 Plan shall not again be made available for issuance or delivery under the 2022 Plan if such shares are (a) shares tendered in payment of an option, (b) shares delivered or withheld by the company to satisfy any tax withholding obligation, or (c) shares covered by a stock-settled SAR or other Awards that were not issued upon the settlement of the award. Shares issued under the 2022 Plan may be authorized but unissued shares or treasury shares. As of the date hereof, no awards have been granted under the 2022 Plan.

Annual Limitation on Awards to Non-Employee Directors

The grant date fair value of 2022 Plan awards granted to each non-employee director during any calendar year may not exceed $500,000 (on a per-director basis).

Stock Options

The 2022 Plan authorizes the grant of ISOs and NQSOs (each an “Option”). Options granted under the Incentive Plan entitle the grantee, upon exercise, to purchase a specified number of shares of Class A Common Stock from us at a specified exercise price per share. The administrator of the Incentive Plan determines the period during which an Option may be exercised, as well as any Option vesting schedule, except that no Option may be exercised more than 10 years after the date of grant and will generally expire sooner if the option holder’s service terminates. The exercise price for shares of Class A Common Stock covered by an Option cannot be less than the fair market value of the common stock on the date of grant unless pursuant to an assumption or substitution for another option in a manner satisfying the provisions of Section 409A of the Internal Revenue Code.

An Option’s exercise price may be paid in cash or by certified check at the time the Option is exercised, or, at the discretion of the administrator, (1) a stock-for-stock exchange whereby the exercise price is paid by exchange of other common stock with a fair market value equal to the Option exercise price; (2) a “cashless” exchange established with a broker; (3) by reducing the number of shares of common stock otherwise deliverable upon exercise with the fair market value equal to the aggregate Option exercise price; (4) any combination of the previous methods; or (5) in any other form of legal consideration that may be acceptable by the administrator.

Tax Limitations on Incentive Stock Options

The aggregate fair market value, determined on the date of grant, of shares for which ISOs granted under the 2022 Plan first become exercisable by a participant during any calendar year shall not exceed $100,000, and any amount in excess of $100,000 shall be treated as NQSOs. If an ISO is granted to any employee who owns more than 10% of the total combined voting securities of the Company, the exercise price of such ISO shall be at least 110% of the fair market value of the Class A Common Stock on the date of grant, and such ISO shall not be exercisable more than five years after the date of grant.

Stock Appreciation Rights

Stock appreciation rights may be granted under the 2022 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of the Company Class A Common Stock between the exercise date and the date of grant. Stock appreciation rights may not have a term exceeding ten years. The grant price for a stock appreciation right may not be less than 100% of the fair market value per share on the date of grant. Subject to the provisions of the, the administrator determines the other terms of stock appreciation rights, including when such rights become exercisable.

Restricted Stock Awards

Restricted stock may be granted under the 2022 Plan. Restricted stock awards are grants of shares of Company Class A Common Stock that vest in accordance with terms and conditions established by the compensation committee. The Administrator determines the number of shares of restricted stock granted to any employee, director or consultant and, subject to the provisions of the 2022 Plan, determines the terms and conditions of such awards. The compensation committee may impose whatever conditions to vesting it determines to be appropriate. The compensation committee, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed.

Recipients of restricted stock awards generally have voting rights with respect to such shares upon grant unless the administrator provides otherwise. Unless the administrator determines otherwise, during the restricted period, all dividends or other distributions paid upon any restricted stock awards will be retained by the Company for the account of the recipient. Such dividends or other distributions will revert to the Company if for any reason the restricted stock award upon which such dividends or other distributions were paid reverts to the company. Upon the expiration of the restricted period, all such dividends or other distributions made on such restricted share and retained by the Company will be paid to the recipient, with or without interest as determined by the administrator.

Restricted Stock Units

Restricted stock units may be granted under the 2022 Plan. Restricted stock units are bookkeeping entries representing an amount equal to the fair market value of one share of company common stock. Subject to the provisions of the 2022 Plan, the Administrator determines the terms and conditions of restricted stock units, including the vesting criteria and the form and timing of payment. The Administrator may also grant restricted stock units with a deferral feature, whereby settlement is deferred beyond the vesting date or lapse of the restricted period until the occurrence of a future payment date or event set forth in an award agreement (“Deferred Stock Units”). A holder of restricted stock units will have only the rights of a general unsecured creditor of the Company, until the delivery of shares, cash or other securities or property. On the delivery date, the holder of each restricted stock unit not previously forfeited or terminated will receive one share, cash or other securities or property equal in value to one share or a combination thereof, as specified by the Administrator.

Other Equity-Based Awards

The 2022 Plan also authorizes the grant of other types of equity-based awards based in whole or in part by reference to the Company’s Class A Common Stock. The Administrator will determine the terms and conditions of any such awards.

Change in Control

Unless otherwise provided in an award agreement, under the 2022 Plan, if a participant is terminated without cause or for good reason during the 12-month period following a change in control (as defined in the 2022 Plan), all of such participant’s outstanding awards shall vest and be immediately exercisable as of the date of termination. With respect to awards subject to performance goals, in the event of a change in control, all incomplete performance periods in respect of such awards in effect on the date the change in control occurs shall end on the date of such change and the Administrator shall (i) determine the extent to which performance goals with respect to each such performance period have been met based upon such audited or unaudited financial information then available as it deems relevant and (ii) cause to be paid to the applicable participant partial or full awards with respect to performance goals for each such performance period based upon the Administrator’s determination of the degree of attainment of performance goals or, if not determinable, assuming that the applicable “target” levels of performance have been attained, or on such other basis determined by the administrator. In addition, in the event of a change in control, the Administrator may in its discretion cash out any or all outstanding awards immediately before the change in control.

Changes to Capital Structure

In the event of certain changes in capitalization, including a stock split, reverse stock split or stock dividend, proportionate adjustments will be made in the number and kind of shares available for issuance under the 2022 Plan, the limit on the number of shares that may be issued under the 2022 Plan as ISOs, the number and kind of shares subject to each outstanding award and/or the exercise price of each outstanding award.

Duration, Amendment and Termination

The Administrator of the 2022 Plan may suspend or terminate the 2022 Plan without stockholder approval or ratification at any time or from time to time. Unless sooner terminated, the 2022 Plan will terminate on the tenth anniversary of its effective date. The Administrator may also amend the 2022 Plan at any time, except that no amendment shall be effective unless approved by our stockholders, to the extent stockholder approval is necessary to satisfy any applicable laws. No change may be made that increases the total number of shares of Class A Common Stock reserved for issuance pursuant to awards or reduces the minimum exercise price for options or exchange of options for other awards, unless such change is authorized by our stockholders. No modification may be made to an outstanding award under the 2022 Plan if such modification effects a “repricing” of the award unless such a repricing is approved by our stockholders. A termination or amendment of the 2022 Plan will not, without the consent of the participant, materially impair the rights under a previously granted award.

Restrictions on Transfer

ISOs may not be transferred or exercised by another person except by will or by the laws of descent and distribution. NQSOs may, in the sole discretion of the administrator, be transferable to certain permitted transferees as provided in the individual award agreements.

International Participation

The Administrator has the authority to implement sub-plans (or otherwise modify applicable grant terms) for purposes of satisfying applicable foreign laws, conforming to applicable market practices or for qualifying for favorable tax treatment under applicable foreign laws, and the terms and conditions applicable to awards granted under any such sub-plan or modified award may differ from the terms of the 2022 Plan. Any shares issued in satisfaction of awards granted under a sub-plan will come from the 2022 Plan share reserve.

Incentive Stock Options

A participant will not recognize income on the grant, vesting, or exercise of an ISO. However, the difference between the exercise price and the fair market value of the Class A Common Stock on the date of exercise is an adjustment item for purposes of the alternative minimum tax. If a participant does not exercise an ISO within certain specified periods after termination of employment, the participant will recognize ordinary income on the exercise of an ISO in the same manner as on the exercise of a NQSO, as described below.

Non-Qualified Stock Options and SARs

A participant generally is not required to recognize income on the grant or vesting of a NQSO or SAR. Instead, ordinary income generally is required to be recognized on the date the NQSO or SAR is exercised. In general, the amount of ordinary income required to be recognized is (a) in the case of a NQSO, an amount equal to the excess, if any, of the fair market value of the shares on the exercise date over the exercise price and (b) in the case of a SAR, the amount of cash and/or the fair market value of any shares received upon exercise. If the participant is an employee or former employee, the participant will be required to satisfy the tax withholding requirements applicable to such income.

A participant who receives an award of restricted stock generally does not recognize taxable income at the time of the award. Instead, the participant recognizes ordinary income when the shares vest, subject to withholding if the participant is an employee or former employee. The amount of taxable income is equal to the fair market value of the shares on the vesting date(s) less the amount, if any, paid for the shares. Alternatively, a participant may make a one-time election to recognize income at the time the participant receives restricted stock in an amount equal to the fair market value of the restricted stock (less any amount paid for the shares) on the date of the award by making an election under Section 83(b) of the Code.

Restricted Stock Unit Awards

In general, no taxable income results upon the grant of an RSU. The recipient will generally recognize ordinary income, subject to withholding if the recipient is an employee or former employee, equal to the fair market value of the shares that are delivered to the recipient upon settlement of the RSU.

Gain or Loss on Sale or Exchange of Shares

In general, gain or loss from the sale or exchange of shares of common stock granted or awarded under the 2022 Plan will be treated as capital gain or loss, provided that the shares are held as capital assets at the time of the sale or exchange. However, if certain holding period requirements are not satisfied at the time of a sale or exchange of shares acquired upon exercise of an ISO (a “disqualifying disposition”), a participant generally will be required to recognize ordinary income upon such disposition.

Section 409A

The foregoing description assumes that Section 409A of the Code does not apply to an award. In general, options and stock appreciation rights are exempt from Section 409A if the exercise price per share is at least equal to the fair market value per share of the underlying stock at the time the option or stock appreciation right was granted. RSUs are subject to Section 409A unless they are settled within two and one half months after the end of the later of (a) the end of the Company’s fiscal year in which vesting occurs or (b) the end of the calendar year in which vesting occurs. Restricted stock awards are not generally subject to Section 409A. If an award is subject to Section 409A and the provisions for the exercise or settlement of that award do not comply with Section 409A, then the participant would be required to recognize ordinary income whenever a portion of the award vested (regardless of whether it had been exercised or settled). This amount would also be subject to a 20% U.S. federal tax and premium interest in addition to the U.S. federal income tax at the participant’s usual marginal rate for ordinary income.

Deductibility by Company

The Company will generally be entitled to an income tax deduction at the time and to the extent a participant recognizes ordinary income as a result of an award granted under the 2022 Plan. However, Section 162(m) of the Code may limit the deductibility of certain awards granted under the 2022 Plan. Although the administrator considers the deductibility of compensation as one factor in determining executive compensation, the Administrator retains the discretion to award and pay compensation that is not deductible as it believes that it is in the stockholders’ best interests to maintain flexibility in the approach to executive compensation and to structure a program that the Administrator considers to be the most effective in attracting, motivating and retaining key employees.

Management Contingent Share Plan

In connection with the Business Combination, we adopted an earnout incentive plan (the “Management Contingent Share Plan”) to secure and retain the services of certain key employees and service providers and incentivize such key employees and service providers to exert maximum efforts for the success of FOXO and its affiliates. The Management Contingent Share Plan makes available a total of 9,200,000 shares eligible to be issued pursuant to restricted share awards, all of which are eligible to be issued. These restricted share awards will vest and be subject to forfeiture according to time and performance-based criteria established as part of the Business Combination. Certain of these restricted share awards will be granted to our named executive officers and will represent compensation to such individuals in 2022.

Summary of the Management Contingent Share Plan

Eligibility

Employees (including officers), non-employee directors and consultants who render services to the Company or an affiliate thereof (whether now existing or subsequently established) are eligible to receive awards under the Management Contingent Share Plan.

Administration

The Management Contingent Share Plan is administered by the compensation committee, or such other committee of the Board, composed of independent directors, as is designated by the Board to administer the Management Contingent Share Plan (the “Committee”).

Subject to the terms of the Management Contingent Share Plan, the Committee will have complete authority to construe and interpret the plan and awards granted under it. The Committee shall be solely responsible for monitoring and determining whether or not any performance-based condition (described below) is achieved and any such determination shall be final and conclusive. The Committee may utilize whatever rules and processes it believes are appropriate in this determinative process. All determinations, interpretations, and constructions made by the Committee in good faith and consistent with the terms of the plan shall not be subject to review by any person and shall be final, binding, and conclusive on all persons.

Share Reserve

The number of shares of Class A Common Stock that may be issued under the Management Contingent Share Plan is 9,200,000 shares, subject to equitable adjustment for share splits, share dividends, combinations and recapitalizations, including to account for any equity securities into which such shares are exchanged or converted. All 9,200,000 shares of Class A Common Stock were issued to members of Company management designated by management.

Types of Awards

The Management Contingent Share Plan provides for the grant of restricted share awards of Class A Common Stock. All of the shares of Class A Common Stock issued to employees at the Closing were issued pursuant to a “Restricted Share Award,” the terms of which apply to all shares issued to such recipient. For the purposes of the Management Contingent Share Plan, shares of restricted Class A Common Stock issued in accordance with such plan will be considered “vested” when they are no longer subject to forfeiture in accordance with the terms of such plan. Each restricted share award issued under the Management Contingent Share Plan is subject to both a time-based vesting component and a performance-based vesting component.

Time-Based Vesting

Each restricted share award shall be subject to three service-based vesting conditions:

(a)	Sixty percent (60%) of a participant’s restricted share award will become vested on the third anniversary of the Closing if the participant is still employed by the Company on such date (and has been continuously employed by the Company from the date of grant through such vesting date).

(b)	An additional twenty percent (20%) of a participant’s restricted share award will become vested on the fourth anniversary of the Closing if the participant is still employed by the Company on such date (and has been continuously employed by the Company from the date of grant through such vesting date).

(c)	The final twenty percent (20%) of a participant’s restricted share award will become vested on the fifth anniversary of the Closing if the participant is still employed by the Company on such date (and has been continuously employed by the Company from the date of grant through such vesting date).

Performance-Based Vesting

In addition, to time-based vesting, one-third of each restricted share award may only become vested upon satisfaction of each of the following three performance-based conditions:

(a)	The operational launch of digital online insurance products by FOXO Life Insurance Company (or its functional equivalent under a managing general agency relationship with a life insurance company), with at least 100 policies sold, within one year following the Closing;

(b)	The signing of a commercial research collaboration agreement with an insurance company or reinsurance company for saliva-based epigenetic biomarkers in life insurance underwriting within two years following the Closing; and

(c)	The implementation of saliva-based epigenetic biomarkers in life insurance underwriting by the Company, with at least 250 policies sold using such underwriting, within two years following the Closing.

Service Based-Conditions

The Management Contingent Share Plan provides that in the event of the death, disability, or termination without cause of the CEO at the time of the Closing, service-based conditions will not apply.

Forfeiture of Restricted Share Awards

If a performance-based condition is not achieved within the specified timeframe then the one-third portion of each restricted share award that is associated to that performance-based condition will be permanently forfeited. The Committee shall be solely responsible for monitoring and determining whether or not any performance-based condition is achieved and any such determination shall be final and conclusive.

Any restricted stock awards that fail to vest due to a time-based vesting condition not being satisfied will be forfeited by the participant and the shares associated with that award will be permanently forfeited and cancelled.

Change in Control

In the event of a change in control (as defined in the plan), all time-based vesting conditions and any performance-based vesting conditions whose time frame for achievement has not expired will be waived. Any restricted share awards that were forfeited due to failure to meet a performance-based vesting condition prior to the change in control will remain permanently forfeited.

Duration, Amendment and Termination

Unless sooner terminated, the Management Contingent Share Plan will terminate on the first to occur of (a) the date that 100% of the restricted share awards have become vested or (b) the first business day following the fifth (5th) anniversary of the Closing. The Board may suspend or terminate the plan with the written consent of all remaining participants in the Management Contingent Share Plan (at the time of the proposed suspension or termination of the Management Contingent Share Plan). The Board at any time, and from time to time, may amend, supplement, modify or restate the plan or any award provided that any such amendment applicable to a previously outstanding award shall not have an adverse effect on a participant or diminish the value of any previously outstanding award under the plan without participant’s prior written consent.

Restrictions on Transfer

Except for transfers without consideration to persons or entities related to a participant (family members, family trusts, etc.) restricted share awards may not be transferred to another person except in the sole discretion of the Committee.

Director Compensation

Non-Employee Director Compensation Table

No directors received compensation for their service on Delwinds’ board of directors in 2021.

The following table presents the total compensation earned and paid to non-employee member directors of the Legacy FOXO board during the year ended December 31, 2022. Mr. Jon Sabes, our former Chief Executive Officer, did not receive any compensation for his service as a member of the Legacy FOXO board during any period presented. Mr. Sabes’ compensation for service as an employee is presented above under the heading “Summary Compensation Table” above. In addition to the compensation outlined below, we reimbursed non-employee members of the Legacy FOXO board for reasonable travel expenses, and out-of-pocket costs incurred in attending meetings of the Legacy FOXO board or events attended on behalf of Legacy FOXO.

Name	Year	Fees Earned and Paid in Cash ($)(4)	Option Awards ($) (5)	Stock Awards ($) (6)	Total ($)(7)
Bret Barnes(1)	2022	45,000	308,580	390,500	744,080
Murdoc Khaleghi(2)	2022	45,000	-	390,500	435,500
Andrew Poole	2022	-	-	-	-
Laurence Zipkin(3)	2022	45,000	-	-	45,000
Lyle Berman(3)	2022	45,000	-	-	45,000

(1)	Bret Barnes was appointed to the Legacy FOXO board in November of 2021 and given the timing of his appointment to the Legacy FOXO board, and ongoing valuation work, Mr. Barnes was not granted any equity-based compensation awards during the year ended December 31, 2021. The restricted stock grant to Mr. Barnes was part of the Company’s Management Contingent Share Plan. During the year ended December 31, 2022, Mr. Barnes was also granted options valued at $133,200 for serving on the Company’s Scientific Advisory Board.

(2)	The restricted stock grant to Dr. Khaleghi was part of the Company’s Management Contingent Share Plan. Dr. Khaleghi also received $99,000 in cash and $624,800 worth of shares from the Management Contingent Share Plan during the year ended December 31, 2022 as fees for his services under his Contractor Agreement with Legacy FOXO (see “Certain Relationships and Related Party Transactions — Legacy FOXO — Contractor Agreement”). Dr. Khaleghi was supposed to be issued options as part of his Contractor Agreement but agreed to accept shares under the Management Contingent Share Plan instead. Dr. Khaleghi was also granted options valued at $133,200 for serving on the Company’s Scientific Advisory Board.

(3)	Lyle Berman and Laurence Zipkin were appointed and no longer serve on the FOXO board.

(4)	Amounts represent cash compensation earned and paid during the year ended December 31, 2022 for services rendered by each member of the Legacy FOXO board. Cash compensation amounts are paid in the final month of each calendar quarter for services rendered during that respective quarter.

(5)	Amounts reflect the aggregate grant date fair value of stock option awards granted under the 2020 Plan to non-employee members of Legacy FOXO board during the year ended December 31, 2022, computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. See Note 11 of the audited consolidated financial statements included elsewhere in this Report for a discussion of the relevant assumptions used in calculating this amount. During the year ended December 31, 2022, Mr. Bret Barnes was granted 69,500 stock option awards as compensation for joining the Board and for services rendered.

(6)	Amounts reflect the aggregate grant date fair value of restricted stock granted under FOXO’s Management Contingent Share Plan computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. See Note 8 of the consolidated financial statements included elsewhere in this Report for a discussion of the relevant assumptions used in calculating this amount for the year ended December 31, 2022. These amounts do not reflect the actual economic value that may be realized by the named executive officer.

(7)	The compensation committee has not yet determined compensation for the FOXO Board. Accordingly, all compensation relates to the Legacy FOXO board.

Post-Combination Director Compensation

Our Board plans to implement an annual compensation program for its non-employee directors. The material terms of this program are not yet known and will depend on the judgment of our Board based on advice and counsel of its advisors.

Compensation Committee Interlocks and Insider Participation

None of the Company’s executive officers serves as a member of the Board or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on the Board or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of March 21, 2023, the number of shares of Class A Common Stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our directors (iii) each of our executive officers and (iv) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days from the date of this prospectus. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o FOXO Technologies Limited, 729 N. Washington Ave., Suite 600, Minneapolis, MN 55401.

Applicable percentage of ownership is based on 27,418,069 shares of Class A Common Stock issued as of March 21, 2023.

Name and Address of Beneficial Owner	Number of Shares of Common Stock (11)	% of Class (12)
Directors and Executive Officers:
Andrew Poole (1)	1,169,162	4.3%
Murdoc Khalegi (2)	161,935	*
Bret Barnes (3)	74,088	*
Brian Chen (4)	1,433,672	5.1%
Tyler Danielson (5)	822,206	3.0%
Robby Potashnick (6)	573,077	2.1%
Michael Will (7)	551,709	2.0%
Taylor Fay (8)	181,458	*
All directors and executive officers as a group (8 individuals)	4,967,307	17.5%

Five Percent Holders:
GWG Holdings, Inc. (9)	4,646,698	16.9%
Jon Sabes (10)	3,740,098	13.1%

*	less than 1%.

(1)	Includes (i) 730,142 shares of Class A Common Stock held by Mr. Poole; (ii) 42,500 shares of Class A Common Stock underlying Private Warrants held by Mr. Poole; and (iii) 396,520 shares of Class A Common Stock held in irrevocable trusts for the benefit of Mr. Poole’s children, of which Mr. Poole exercises voting control.

(2)	Includes (i) 130,000 shares of Class A Common Stock held by Dr. Khaleghi that are subject to forfeiture pursuant to the Management Contingent Share Plan and (ii) 31,935 shares of Class A Common Stock underlying vested options and options expected to vest by May 20, 2023 held by Dr. Khaleghi.

(3)	Includes (i) 50,000 shares of Class A Common Stock held by Mr. Barnes that are subject to forfeiture pursuant to the Management Contingent Share Plan and (ii) 24,088 shares of Class A Common Stock underlying vested options and options expected to vest by May 20, 2023 held by Mr. Barnes.

(4)	Includes (i) 760,000 shares of Class A Common Stock held by Mr. Chen that are subject to forfeiture pursuant to the Management Contingent Share Plan and (ii) 673,672 shares of Class A Common Stock underlying vested options and options expected to vest by May 20, 2023 held by Mr. Chen.

(5)	Includes (i) 17,425 shares of Class A Common Stock held by Mr. Danielson, (ii) 760,000 shares of Class A Common Stock held by Mr. Danielson that are subject to forfeiture pursuant to the Management Contingent Share Plan and (iii) 44,781 shares of Class A Common Stock underlying vested options and options expected to vest by May 20, 2023 held by Mr. Danielson.

(6)	Includes 510,000 shares of Class A Common Stock held by Mr. Potashnick that are subject to forfeiture pursuant to the Management Contingent Share Plan and 63,077 shares of Class A Common Stock underlying vested options and options expected to vest by May 20, 2023 held by Mr. Potashnick.

(7)	Includes (i) 510,000 shares of Class A Common Stock held by Mr. Will that are subject to forfeiture pursuant to the Management Contingent Share Plan and (ii) 41,709 shares of Class A Common Stock underlying vested options and options expected to vest by May 20, 2023 held by Mr. Will.

(8)	Includes (i) 150,000 shares of Class A Common Stock held by Mr. Fay that are subject to forfeiture pursuant to the Management Contingent Share Plan and (ii) 31,458 shares of Class A Common Stock underlying vested options and options expected to vest by May 20, 2023 held by Mr. Fay.

(9)	The business address for GWG Holdings, Inc. is 325 North St. Paul Street, Suite 2650, Dallas, TX 75201.

(10)	Includes (i) 181,511 shares of Class A Common Stock underlying Assumed Warrants and 372,680 shares of Class A Common Stock held by JK-JBM Family Investment LLC of which Mr. Sabes exercises voting control; (ii) 1,169,000 shares of Class A Common Stock held by Mr. Sabes that are subject to forfeiture pursuant to the Management Contingent Share Plan,; (iii) 855,233 shares of Class A Common Stock underlying vested options held by Mr. Sabes; and (iv) 1,161,674 shares of Class A Common Stock held by FOXO Management, LLC of which Mr. Sabes exercises voting control. The shares held by Mr. Sabes that are subject to forfeiture pursuant to the Management Contingent Share Plan are pending a review of the Company’s obligations to vest these shares in connection with Mr. Sabes termination. The amount shown reflects shares associated with a performance obligation that was met at the time of his termination. The Company is additionally reviewing its obligations to Mr. Sabes related to the immediate vesting of options. The amount shown reflects options vested based on his service as a Director through his resignation date. Mr. Sabes resigned from the Board on January 29, 2023 and has three months following his continuous service to exercise his options.

(11)	These amounts are based upon information available to the Company as of the date of this filing.

(12)	To our knowledge, except as indicated in the footnotes above and subject to state community property laws where applicable, all beneficial owners named in the beneficial ownership table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2022 regarding equity compensation plans approved by our security holders. As of December 31, 2022, we had no awards outstanding under equity compensation plans that have not been approved by our security holders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a))(1)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,765,099	(2)	$7.02	3,286,235

(1)	Consists of shares of Class A Common Stock available for future issuance under the 2022 Plan.
(2)	Consists of shares of Class A Common Stock subject to outstanding equity awards under the Legacy FOXO 2020 Plan.

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

Delwinds

On February 23, 2022, Delwinds issued a promissory note in the principal amount of up to $2,000,000 to the Sponsor (the “Sponsor February Promissory Note”). The Sponsor February Promissory Note was issued in connection with advances the Sponsor has made to Delwinds for working capital expenses. As of the date of this Report, $500,000 was still outstanding under the Sponsor February Promissory Note.

On February 24, 2022, in connection with the Transaction, concurrent with the execution of the Merger Agreement, Andrew J. Poole, Delwinds’ Chairman and Chief Executive Officer, and The Gray Insurance Company, which is an affiliate of certain of Delwinds’ officers and directors (the “Backstop Investors”) entered into Backstop Subscription Agreements (the “Backstop Subscription Agreements”) pursuant to which the Backstop Investors agreed, subject to the terms and conditions of the Backstop Subscription Agreements, to purchase certain newly-issued shares of Class A Common Stock, contingent upon the occurrence of certain events, including the amount of Class A Common Stock redeemed upon consummation of the Business Combination and other contingencies. Concurrent and in connection with Delwinds entering into a Forward Purchase Agreement with Meteora Capital Partners or its affiliates, Delwinds and the Backstop Investors entered into revised Backstop Subscription Agreements (the “Revised Backstop Subscription Agreements”), the terms of which were also approved and agreed by Legacy FOXO. As a result of the terms of the Revised Backstop Subscription Agreements, the Backstop Investors did not subscribe for Delwinds shares concurrent with the consummation of the Business Combination pursuant to such agreements, in connection with Delwinds entering into the Forward Purchase Agreement with Meteora.

Delwinds has entered into a registration and stockholder rights agreement with respect to the private placement units, the units issuable upon conversion of working capital loans (if any) and the shares of Delwinds Class A Common Stock issuable upon exercise of the foregoing and upon conversion of the Founder shares.

On September 14, 2022, the Sponsor forfeited 600,000 shares of Delwinds Class B Common Stock and assigned all of its remaining securities of the Company to its members for no additional consideration pursuant to securities assignment and joinder agreements (the “Distribution”), pursuant to which the members became parties to the Existing Letter Agreement, as amended by the Insider Letter Amendment, the Registration Rights Agreement, dated as of December 10, 2020, and Warrant Agreement, dated as of December 10, 2020, as applicable.

Administrative Support Agreement

Delwinds agreed, commencing on the effective date of the IPO through the earlier of the Delwinds’ consummation of a business combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. At December 31, 2021 and 2020, a total of $5,000 was recorded as due to Sponsor on the balance sheet related to this agreement. For the years ending December 31, 2021 and 2020, under this agreement we paid a total of $120,000 and $0, respectively.

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Legacy FOXO

Other than compensation arrangements, the following is a summary of the transactions and series of similar transactions since January 1, 2021, or any currently proposed transactions, to which Legacy FOXO was a participant or will be a participant, in which:

●	the amounts involved exceeded or will exceed $120,000; and

●	any of our directors, executive officers or holders of more than 5% of our voting securities, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Compensation arrangements for our directors and named executive officers are described elsewhere in this Report.

Sales and Purchases of Securities

Convertible Debenture Sales

During the three months ended March 31, 2021, Legacy FOXO entered into separate Securities Purchase Agreements and other 2021 Bridge Agreements, with the 2021 Bridge Investors, pursuant to which Legacy FOXO issued $11,812,500 in aggregate principal amount of the 2021 Bridge Debentures. Legacy FOXO received net proceeds of $9,612,007 from the sale of the 2021 Bridge Debentures after the original issue discount of 12.5% and deducting fees and expenses of $887,993. The 2021 Bridge Debentures were issued in three tranches, on January 25, 2021, February 23, 2021, and March 4, 2021. The 2021 Bridge Debentures mature twelve months from the initial issuance dates, bear interest at a rate of 12% per annum, and require interest only payments on a quarterly basis. We retained the right to extend the maturity date for each issuance for an additional three-month period and incur an extension amount rate of 110% of the outstanding balance of the 2021 Bridge Debenture. The 2021 Bridge Debentures allow for both: (i) voluntary conversion of aggregate principal and accrued and unpaid interest to shares of Class A Common Stock at the option of the holder at a price per share equal to OIP and (ii) mandatory conversion of aggregate principal and accrued and unpaid interest upon our consummation of offering of common stock, including a special purpose acquisition company transaction, for an aggregate price of at least $5,000,000 at a price per share equal to the lower of (a) 70% of the offering price per share or (b) OIP. On January 25, 2021, Legacy FOXO also issued convertible debentures to its serving Chief Executive Officer and Chief Operating Officer, and to the Consultant (as defined below) that provided consulting services to Legacy FOXO, on the same terms as the 2021 Bridge Debentures issued to the 2021 Bridge Investors.

Effective February 22, 2022, pursuant to the 2021 Bridge Amendment, Legacy FOXO and the requisite 2021 Bridge Investors amended the terms of certain 2021 Bridge Agreements to, among other things: (i) expand the definition of “Qualified Offering” to include certain transactions with a special purpose acquisition company, (ii) permit Legacy FOXO to undertake the issuance of the 2022 Bridge Debentures, (iii) allow Legacy FOXO to further extend the maturity dates of the 2021 Bridge Debentures by 5 months under certain circumstances and (iv) implement additional premiums payable on the outstanding principal amount of the 2021 Bridge Debentures under certain circumstances.

Contractor Agreement

In October 2021, Legacy FOXO entered into a Contractor Agreement with Dr. Murdoc Khaleghi, one of its directors, under which Dr. Khaleghi serves as our Chief Medical Officer. The Agreement was for an initial 12 month term and renews on a month-to-month basis thereafter subject to termination by either party on 10 days’ notice. We pay Dr. Khaleghi $9,000 per month and reimbursement of out-of-pocket expenses.

Indemnification Agreements

Section 145 of the DGCL authorizes a court to award, or a corporation’s board of directors to grant, indemnity to directors and officers in terms sufficiently broad to permit such indemnification under certain circumstances for liabilities, including reimbursement for expenses incurred, arising under the Securities Act.

Our Charter provides for indemnification of its directors, officers, employees and other agents to the maximum extent permitted by the DGCL, and our bylaws provide for indemnification of its directors, officers, employees and other agents to the maximum extent permitted by the DGCL.

In addition, we have entered and will enter into indemnification agreements with directors, officers, and some employees containing provisions which are in some respects broader than the specific indemnification provisions contained in the DGCL. The indemnification agreements will require our Company, among other things, to indemnify its directors against certain liabilities that may arise by reason of their status or service as directors and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Consulting Agreement

In April 2022, Legacy FOXO executed a consulting agreement with Bespoke Growth Partners, Inc., a company controlled by Mark Peikin (the “Consultant”), which was subsequently amended on June 1, 2022. The Consultant was considered to be a related party of the Company as a holder of more than 5% of Legacy FOXO Class A Common Stock prior to the Business Combination. The agreement has a term of twelve months, over which the Consultant is to provide services that include, but are not limited to, advisory services relating to the implementation and completion of an event that will result in Legacy FOXO being publicly listed and subject to Exchange Act. Following the execution of the agreement, as compensation for such services to be rendered as well as related expenses over the term of the contract, the Consultant was paid a cash fee of $1,425. The consulting agreement also calls for the payment of an equity fee as compensation for such services. Legacy FOXO issued 1,500,000 shares of Class A Common Stock to the Consultant. These shares are intended to convert into no less than 800,000 shares of Class A Common Stock of the Company after the consummation of the Business Combination. To the extent that adjustments to the Conversion Ratio reduce the Consultant’s converted shares to an amount less than 800,000, the Consultant is to be issued make-up shares to ensure they are the holder of 800,000 shares of Class A Common Stock of the Company following the close of the Merger. The shares ultimately converted into 871,256 shares of Class A Common Stock of the Company.

Policies for Approval of Related Person Transactions

Our Board reviews and approves transactions with related persons (as defined below). Prior to this transaction, prior to our Board’s consideration of a transaction with a related person, the material facts as to the related person’s relationship or interest in the transaction were disclosed to the Board, and the transaction was not considered approved by the Board unless a majority of the directors who are not interested in the transaction approve the transaction. Our current policy with respect to approval of related person transactions is not in writing.

The Company adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions.

A “Related Person Transaction” is a transaction, arrangement or relationship in which the Company or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “related person” means:

●	any person who is, or at any time during the applicable period was, one of the Company’s officers or one of the Company’s directors;

●	any person who is known by the Company to be the beneficial owner of more than 5% of the Company’s voting stock;

●	any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, officer or a beneficial owner of more than 5% of its voting stock, and any person (other than a tenant or employee) sharing the household of such director, officer or beneficial owner of more than 5% of its voting stock; and

●	any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

The Company has policies and procedures designed to minimize potential conflicts of interest arising from any dealings it may have with its affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to its charter, the audit committee of the Board has the responsibility to review related party transactions.

Director Independence

Our board of directors consists of three members, six of whom qualify as independent within the meaning of the independent director guidelines of NYSE.

The Company’s Class A Common Stock is listed on NYSE American. Under the rules of NYSE American, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of NYSE American require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under the rules of NYSE American, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 of the Exchange Act and the rules of NYSE American. Compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and the rules of NYSE American.

We have undertaken a review of the independence of each director and considered whether each director has a material relationship that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, we have determined that Dr. Khaleghi, Mr. Barnes and Mr. Poole are “independent directors” as defined under the listing requirements and rules of NYSE American and the applicable rules of the Exchange Act.

Item 14. Principal Accountant Fees and Services

KPMG LLP (“KPMG”) has served as our independent registered public accounting firm since September 20, 2022 following the Closing of the Business Combination, and as the independent registered public accounting firm of our predecessor, Legacy FOXO, since November 8, 2021. UHY LLP (“UHY”) previously served as Legacy FOXO’s independent registered public accounting firm from August 6, 2020 until November 8, 2021.

The following is a summary of the fees and services provided by KPMG to FOXO and its predecessor, Legacy FOXO, for fiscal years 2022 and 2021:

	For the Fiscal Year Ended December 31,
	2022	2021
Audit Fees (1)	$516,187	$404,365
Audit-Related Fees (2)	704,219	15,000
Total(3)	$1,220,406	$419,365

1.	Audit Fees. Audit fees of $516,187 and $100,000 for KPMG for 2022 and 2021, respectively, were for professional services rendered for the audits of our financial statements, review of interim financial statements, and services that are normally provided by KPMG in connection with statutory and regulatory filings or engagements related to periods under their engagement. Audit fees of $304,365 for UHY for 2021 were for professional services rendered for audits of our financial statements, reviews of interim financial statements, and services that are normally provided by UHY in connection with statutory and regulatory filings or engagements related to periods under their engagement..

2.

Audit-Related Fees. Audit-related fees consist of fees billed by KPMG and UHY for assistance with registration statements filed with the SEC and for assurance and related services that are reasonably related to performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. Fees of KPMG for the year ended December 31, 2022 and December 31, 2021 included approximately $668,859 and $15,000, respectively, billed in connection with our business combination with Delwinds which closed on September 15, 2022. Fees of UHY for the year ended December 31, 2022 included approximately $35,360 billed in connection with our business combination with Delwinds which closed on September 15, 2022.

3.	Neither KPMG nor UHY provided any non-audit or other professional services other than those reported under “Audit-Fees” and “Audit-Related Fees.”

The audit committee meets with our independent registered public accounting firm at least four times a year. At such times, the audit committee reviews both audit and non-audit services performed by the independent registered public accounting firm, as well as the fees charged for such services. The audit committee is responsible for pre-approving all auditing services and non-auditing services (other than non-audit services falling within the de minimis exception set forth in Section 10A(i)(1)(B) of the Exchange Act and non-audit services that independent auditors are prohibited from providing to us) in accordance with the following guidelines: (1) pre-approval policies and procedures must be detailed as to the particular services provided; (2) the audit committee must be informed about each service; and (3) the audit committee may delegate pre-approval authority to one or more of its members, who shall report to the full committee, but shall not delegate its pre-approval authority to management. Among other things, the audit committee examines the effect that performance of non-audit services may have upon the independence of the auditors.

All of the services provided by KPMG and UHY since the Closing of the Merger in September 2022, and fees for such services, were pre- approved by the audit committee in accordance with these standards.

Change in Accountants

Grant Thornton

Effective September 20, 2022, the Company’s board of directors dismissed Grant Thornton LLP (“Grant Thornton”), Delwinds’ independent registered public accounting firm prior to the Merger, as the Company’s independent registered public accounting firm.

The report of Grant Thornton on the financial statements of Delwinds as of December 31, 2021 and for the period from April 27, 2020 (inception) through December 31, 2020 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainties, audit scope, or accounting principles.

During the period from April 27, 2020 (inception) through December 31, 2021 and subsequent interim period through June 30, 2022, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K under the Exchange Act) between Delwinds and Grant Thornton on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton, would have caused it to make reference to the subject matter of the disagreements in its reports on Delwinds’ financial statements for such period.

During the period from April 27, 2020 (inception) through December 31, 2021 and subsequent interim period through June 30, 2022, there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K under the Exchange Act) other than the material weakness in internal controls identified by management related to the accounting for warrants issued in connection with the initial public offering of Delwinds, which resulted in the restatement of Delwinds’ financial statements as set forth in Amendment No. 1 to Delwinds’ Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on May 17, 2021.

UHY

Effective November 8, 2021, Legacy FOXO’s board of directors dismissed UHY, Legacy FOXO’s independent registered public accounting firm prior to KPMG, as the Company’s independent registered public accounting firm.

UHY’s report on the consolidated financial statements of Legacy FOXO as of and for the year ended December 31, 2020 contained a separate paragraph stating that “As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

During the fiscal year ended December 31, 2020, and the subsequent interim period through November 8, , 2021, there were (i) no “disagreements,” as such term is defined in Item 304(a)(1)(iv) of Regulation S-K, with UHY on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of UHY, would have caused them to make reference to the subject matter of the disagreements in their report, and (ii) no “reportable events,” as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

On November 8, 2021, Legacy FOXO engaged KPMG to audit Legacy FOXO’s consolidated financial statements as of and for the year ended December 31, 2021. During the year ended December 31, 2021 and the subsequent interim period through November 8, 2021, Legacy FOXO did not consult with KPMG with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to Legacy FOXO that KPMG concluded was an important factor considered by Legacy FOXO in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any other matter that was the subject of a disagreement or a reportable event (each as defined above).

Part IV

Item 15. Exhibits

(a)(1) Consolidated Financial Statements:

The following documents are filed as part of this Report:

Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm, all of which are set forth on pages F-1 through F-33 of this Report.

(2) Financial Statement Schedules:

Financial statement schedules are omitted because they are not required, not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits:

Required exhibits are incorporated by reference or are filed with this Report.

Item 16. Exhibits and financial statement schedules.

Exhibit No.	Description	Included	Form	Referenced Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated as of February 24, 2022, by and among Delwinds Insurance Acquisition Corp., FOXO Technologies Inc., DWIN Merger Sub Inc., and DIAC Sponsor LLC, in its capacity as Purchaser Representative thereunder.	By Reference	8-K	2.1	March 2, 2022

2.2	Amendment to Agreement and Plan of Merger, dated as of April 26, 2022, by and among Delwinds Insurance Acquisition Corp., FOXO Technologies Inc. and DIAC Sponsor LLC, in its capacity as Purchaser Representative.	By Reference	8-K	2.1	April 27, 2022

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of July 6, 2022, by and among Delwinds Insurance Acquisition Corp., FOXO Technologies Inc. and DIAC Sponsor LLC, in its capacity as Purchaser Representative.	By Reference	8-K	2.1	July 6, 2022

2.4	Amendment No. 3 to Agreement and Plan of Merger, dated as of August 12, 2022, by and among Delwinds Insurance Acquisition Corp., FOXO Technologies Inc. and DIAC Sponsor LLC, in its capacity as Purchaser Representative.	By Reference	8-K	2.1	August 12, 2022

2.5	Merger Agreement, dated January 10, 2023, by and between (i) FOXO Technologies Inc., (ii) FOXO Life Insurance Company (fka Memorial Insurance Company of America), (iii) FOXO Life, LLC and (iv) Security National Life Insurance Company.	By Reference	8-K	2.1	January 12, 2023

3.1	Certificate of Incorporation of FOXO Technologies Inc.	By Reference	8-K	3.1	September 21, 2022

3.2	Bylaws of FOXO Technologies Inc.	By Reference	8-K	3.2	September 21, 2022

4.1	Warrant Agreement, dated December 10, 2020, between Delwinds and Continental Stock Transfer & Trust Company, as Warrant Agent.	By Reference	8-K	4.1	December 16, 2020

4.2	Form of Assumed Warrant.	By Reference	8-K	4.2	September 21, 2022

4.3	Form of 15% Senior Promissory Note.	By Reference	8-K	4.3	September 21, 2022

4.4	Description of Securities of the Company	Filed Herewith

10.1	Investment Management Trust Agreement, dated December 10, 2020, by and between the Delwinds and Continental Stock Transfer & Trust Company, as trustee.	By Reference	8-K	10.2	December 16, 2020

10.2	Registration Rights Agreement, dated December 10, 2020, by and among Delwinds and certain security holders.	By Reference	8-K	10.3	December 16, 2020

10.3	Securities Subscription Agreement, dated May 28, 2020, by and between Delwinds and DIAC Sponsor LLC.	By Reference	S-1	10.5	September 11, 2020

10.4	Form of Backstop Subscription Agreements, dated February 24, 2022, by and between Delwinds and the Subscription investors thereto.	By Reference	8-K	10.6	March 2, 2022

10.5	FOXO Technologies Inc. 2022 Equity Incentive Plan.	By Reference	8-K	10.5	September 21, 2022

10.6	2022 Management Contingent Share Plan (including Notice of Grant)	By Reference	S-4/A	10.9	August 26, 2022

10.7	FOXO Technologies Inc. 2020 Equity Incentive Plan.	By Reference	8-K	10.7	September 21, 2022

10.8	Form of FOXO Technologies Inc. 2020 Equity Incentive Plan Award Agreements.	By Reference	8-K	10.8	September 21, 2022

10.9	Common Stock Purchase Agreement, dated as of February 24, 2022, by and between Delwinds and Cantor.	By Reference	8-K	10.4	March 2, 2022

10.10	Registration Rights Agreement, dated as of February 24, 2022, by and between Delwinds and Cantor.	By Reference	8-K	10.5	March 2, 2022

10.11	Form of Lock-Up Agreement, dated as of February 24, 2022, by and among Delwinds, the Purchaser Representative and the stockholders of FOXO party thereto.	By Reference	8-K	10.2	March 2, 2022

10.12	Form of Voting Agreement, dated as of February 24, 2022, by and among Delwinds, FOXO and the stockholders of FOXO party thereto.	By Reference	8-K	10.1	March 2, 2022
10.13	Form of Non-Competition Agreement, effective as of February 24, 2022, by and among Delwinds, FOXO and the stockholders of FOXO party thereto.	By Reference	8-K	10.3	March 2, 2022

10.14	Forward Share Purchase Agreement, dated September 13, 2022, by and between (i) Delwinds, (ii) Meteora Special Opportunity Fund I, LP, a Delaware limited partnership (“MSOF”), (iii) Meteora Select Trading Opportunities Master, LP, a Cayman Islands limited partnership (“MSTO”) and (iv) Meteora Capital Partners, LP, a Delaware limited partnership.	By Reference	8-K	10.14	September 21, 2022

10.15+	Form of Revised Backstop Subscription Agreement, dated September 13, 2022.	By Reference	8-K	10.15	September 21, 2022

10.16	Insider Letter Amendment.	By Reference	8-K	10.16	September 21, 2022

10.17*	Form of Indemnification Agreement.	By Reference	8-K	10.17	September 21, 2022

10.18+	Form of Senior Promissory Note Purchase Agreement.	By Reference	8-K	10.18	September 21, 2022

10.19	Placement Agency Agreement.	By Reference	8-K	10.19	September 21, 2022

10.20	Form of Lock-Up Release Agreement.	By Reference	8-K	10.20	September 21, 2022

10.21+	Form of Securities Purchase Agreement, dated as of January 25 2021, by and among FOXO Technologies Inc. (now known as FOXO Technologies Operating Company) and purchaser signatories thereto.	By Reference	10-Q	10.10	November 21, 2022

10.22*	Employment Agreement of Jon Sabes.	By Reference	10-Q	10.11	November 21, 2022

10.23*	Tyler Danielson’s Offer Letter.	By Reference	10-Q	10.12	November 21, 2022

10.24*	Employment Agreement of Robby Potashnick.	By Reference	10-Q	10.13	November 21, 2022

10.25*	Amended and Restated Employment Agreement of Brian Chen.	By Reference	S-1	10.25	December 23, 2022

10.26*	Michael Will’s Offer Letter.	By Reference	10-Q	10.15	November 21, 2022

10.27	Employment Agreement of Taylor Fay.	By Reference	S-1/A	10.28	February 10, 2023

10.28	Amendment to Employment Agreement of Taylor Fay.	By Reference	S-1/A	10.29	February 10, 2023

14.1	Code of Conduct and Ethics.	By Reference	8-K	14.1	September 21, 2022

16.1	Letter from Grant Thornton LLP to the SEC dated September 21, 2022.	By Reference	8-K	16.1	September 21, 2022

21.1	List of Subsidiaries.	Filed Herewith

24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).	Filed Herewith

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	Inline XBRL Instance Document.	Filed Herewith

101.SCH	Inline XBRL Taxonomy Extension Schema.	Filed Herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed Herewith

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.	Filed Herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

*	Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2023.

FOXO TECHNOLOGIES INC.

By:	/s/ Tyler Danielson
Tyler Danielson
Interim Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tyler Danielson and Robert Potashnick as their true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in- fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Tyler Danielson	Interim Chief Executive Officer	March 30, 2023
Tyler Danielson	(Principal Executive Officer)

/s/ Robert Potashnick	Chief Financial Officer	March 30, 2023
Robert Potashnick	(Principal Financial and Accounting Officer)

/s/ Andrew J. Poole	Director	March 30, 2023
Andrew J. Poole

/s/ Bret Barnes	Director	March 30, 2023
Bret Barnes

/s/ Murdoc Khaleghi	Director	March 30, 2023
Murdoc Khaleghi

FOXO TECHNOLOGIES INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
FOXO Technologies Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of FOXO Technologies Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered continued negative cash flows and losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Minneapolis, Minnesota
March 30, 2023

FOXO technologies inc. and subsidiaries

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$5,515	$6,856
Supplies	1,313	295
Prepaid expenses	2,686	444
Prepaid consulting fees	2,676	-
Other current assets	114	23
Total current assets	12,304	7,618

Intangible assets	2,043	191
Reinsurance recoverables	18,573	19,463
Cloud computing arrangements	2,225	2,745
Other assets	263	287
Total assets	$35,408	$30,304

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,466	$3,456
Related party payable	500	-
PIK Notes	1,409	-
Accrued severance	1,045	-
Accrued and other liabilities	493	402
Related party convertible debentures	-	9,967
Convertible debentures	-	22,236
Total current liabilities	6,913	36,061
Warrant liability	311	-
PIK Notes	1,730	-
Policy reserves	18,573	19,463
Other liabilities	1,173	-
Total liabilities	28,700	55,524
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued or outstanding as of December 31, 2022	-	-
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 29,669,830 issued, and 27,529,069 outstanding as of December 31, 2022	3	-
Treasury stock, at cost, 2,140,761 as of December 31, 2022	-	-
Undesignated preferred stock, $.00001 par value;90,000,000 shares authorized, none issued and outstanding as of December 31, 2021	-	-
Non-redeemable preferred stock series A, $.00001 par value; 10,000,000 shares authorized, 8,000,000 shares issued and outstanding as of December 31, 2021	-	21,854
Common stock class A, $.00001 par value; 800,000,000 shares authorized; 30,208 shares issued and outstanding as of December 31, 2021	-	-
Common stock class B, $.00001 par value, 100,000,000 shares authorized; 2,000,000 shares issued and outstanding as of December 31, 2021	-	-
Additional paid-in capital	153,936	4,902
Accumulated deficit	(147,231)	(51,976)
Total stockholders’ equity (deficit)	6,708	(25,220)
Total Liabilities and Stockholders’ Equity (Deficit)	$35,408	$30,304

See accompanying Notes to Consolidated Financial Statements

Foxo Technologies INc. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2022	2021
Total revenue	$511	$120
Cost of sales	344	-
Gross profit	167	120
Operating expenses:
Research and development	3,047	4,879
Management contingent share plan	10,091	-
Selling, general and administrative	27,196	10,272
Total operating expenses	40,334	15,151
Loss from operations	(40,167)	(15,031)
Non-cash change in fair value of convertible debentures	(28,180)	(21,703)
Change in fair value of warrant liability	2,076	-
Forward purchase agreement expense	(27,337)	-
Interest expense	(1,440)	(1,118)
Investment impairment	-	(400)
Other expense	(207)	(236)
Total non-operating expense	(55,088)	(23,457)
Loss before income taxes	(95,255)	(38,488)
Provision for income taxes	-	-
Net loss	$(95,255)	$(38,488)

Net loss per Class A common stock, basic and diluted	$(8.40)	$(6.61)

See accompanying Notes to Consolidated Financial Statements

FOXO TECHNOLOGIES INC. and subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands)

		FOXO Technologies Operating Company						FOXO Technologies Inc.
	Stockholder Subscription	Series A Preferred Stock		Common Stock (Class A)		Common Stock (Class B)		Common Stock (Class A)		Treasury Stock	Additional Paid-in-	Accumulated
	Receivable	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Deficit	Total
Balance, December 31, 2020	$(3,750)	8,000,000	$21,854	-	$-	2,000,000	$-	-	$-	-	$4,104	$(13,488)	$8,720
Net loss	-	-	-	-	-	-	-	-	-	-	-	(38,488)	(38,488)
Lease contributions	-	-	-	-	-	-	-	-	-	-	547	-	547
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	238	-	238
Subscriptions received	3,750	-	-	-	-	-	-	-	-	-	-	-	3,750
Warrants issued	-	-	-	-	-	-	-	-	-	-	13	-	13
Issuance of shares for restricted stock	-	-	-	30,000		-	-	-	-	-	-	-	-
Issuance of shares for exercised stock options	-	-	-	208	-	-	-	-	-	-	-	-	-
Balance, December 31, 2021	$-	8,000,000	$21,854	30,208	$-	2,000,000	$-	-	$-	-	$4,902	$(51,976)	$(25,220)

Balance, December 31, 2021	$-	8,000,000	$21,854	30,208	$-	2,000,000	$-	-	$-	-	$4,902	$(51,976)	$(25,220)
Activity prior to the business combination:
Net loss	-	-	-	-	-	-	-	-	-	-	-	(45,437)	(45,437)
Lease contributions	-	-	-	-	-	-	-	-	-	-	225	-	225
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	716	-	716
Warrant repurchase	-	-	-	-	-	-	-	-	-	-	(507)	-	(507)
Issuance of shares for exercised stock options	-	-	-	14,946	-	-	-	-	-	-	-	-	-
Issuance of shares for consulting agreement	-	-	-	1,500,000	-	-	-	-	-	-	6,900	-	6,900
Effects of the business combination:										-			-
Conversion of Series A Preferred Stock	-	(8,000,000)	(21,854)	8,000,000	-	-	-	-	-	-	21,854	-	-
Conversion of Bridge Loans	-	-	-	15,172,729	-	-	-	-	-	-	88,975	-	88,975
Conversion of Class B Common Stock	-	-	-	2,000,000	-	(2,000,000)	-	-	-	-	-	-	-
Conversion of existing Class A Common Stock		-	-	(26,717,883)	-	-	-	15,518,705	1	-		-	1
Reverse recapitalization	-	-	-	-	-	-	-	8,143,649	1	-	19,688	-	19,689
Activity after the business combination:													-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(49,818)	(49,818)
Equity-based compensation	-	-	-	-	-	-	-	5,517,000	1	-	10,363	-	10,364
Cantor Commitment Fee	-	-	-	-	-	-	-	190,476	-	-	1,600	-	1,600
Vendor share issuance								300,000	-	-	376		376
Share repurchase and forward purchase agreement settlement	-	-	-	-	-	-	-	-	-	(2,140,761)	(1,156)	-	(1,156)
Balance, December 31, 2022	$-	-	$-	-	$-	-	$-	29,669,830	$3	(2,140,761)	$153,936	$(147,231)	$6,708

See accompanying Notes to Consolidated Financial Statements

FOXO TECHNOLOGIES INC. and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(95,255)	$(38,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,487	98
Impairment charges	1,370	400
Equity-based compensation	11,035	131
Cantor commitment fee paid in common stock	1,600	-
Loss on settlement of the forward purchase agreement paid in common stock	270	-
Release of forward purchase agreement collateral upon cancellation	26,773	-
Vendor share issuance paid in common stock	376	-
Amortization of consulting fees paid in common stock	4,679	-
Change in fair value of convertible debentures	28,180	21,703
Change in fair value of warrants	(2,076)	-
Conversion of accrued interest	593	-
PIK interest	130	-
Amortization of debt issuance costs	91	-
Contributions in the form of rent payments	225	547
Amortization of right-of-use assets	28	-
Accretion of operating lease liabilities	(28)	-
Recognition of prepaid offering costs upon election of fair value option	107	-
Accretion of interest earned on investment in convertible promissory note	-	(32)
Other	6	14
Changes in operating assets and liabilities:
Supplies	(1,018)	(295)
Prepaid expenses and consulting fees	(2,832)	117
Other current assets	(91)	(6)
Other assets	(100)	-
Cloud computing arrangements	(1,773)	(2,488)
Reinsurance recoverables	890	305
Accounts payable	127	3,090
Accrued and other liabilities	2,336	154
Policy reserves	(890)	(305)
Net cash used in operating activities	(23,760)	(15,055)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(110)	(118)
Asset acquisition, net of cash acquired	-	(63)
Development of internal use software	(1,760)	(124)
Acquisition of convertible promissory note	-	(50)
Net cash used in investing activities	(1,870)	(355)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of related party convertible debentures	-	3,250
Proceeds from issuance of convertible debentures	28,000	7,250
Warrant repurchase	(507)	-
Senior PIK Notes proceeds	3,458	-
Reverse recapitalization proceeds	23,237	-
Forward purchase agreement	(30,561)	-
Forward purchase agreement collateral release	2,362	-
Deferred offering costs	(540)	(107)
Related party promissory note	(1,160)	-
Proceeds received from stockholder subscription receivable	-	3,750
Net cash provided by financing activities	24,289	14,143
Net increase in cash and cash equivalents	(1,341)	(1,267)
Cash and cash equivalents at beginning of period	6,856	8,123
Cash and cash equivalents at end of period	$5,515	$6,856

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of phantom equity to stock options	$-	$54
Issuance of warrants	$-	$1
Conversion of debt	$88,382	$-
Conversion of preferred stock	$21,854	$-
Accrued internal use software	$239	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$1,219	$1,131

See accompanying Notes to Consolidated Financial Statements

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 1 DESCRIPTION OF BUSINESS

FOXO Technologies Inc. (“FOXO” or the “Company”), formerly known as Delwinds Insurance Acquisition Corp. (“Delwinds”), a Delaware corporation, was originally formed in April 2020 as a publicly traded special purpose company for the purpose of effecting a merger, capital stock exchange, asset acquisition, reorganization, or similar business combination involving one or more businesses. FOXO is a leader in commercializing epigenetic biomarker technology to support groundbreaking scientific research and disruptive next-generation business initiatives. The Company applies automated machine learning and artificial intelligence technologies to discover epigenetic biomarkers of human health, wellness and aging. The Company has been building a life insurance business to support the commercial applications of its epigenetic biomarker underwriting technology and consumer engagement platform service business. On August 20, 2021, the Company completed its acquisition of Memorial Insurance Company of America (“MICOA”) and renamed it FOXO Life Insurance Company.

The Company manages and reports results of operations for two reportable business segments: FOXO Life, the Company’s life insurance business operations, and FOXO Labs, the Company’s epigenetic biomarker technology business operations.

The Business Combination

On February 24, 2022, Delwinds entered into a definitive Agreement and Plan of Merger, dated as of February 24, 2022, as amended on April 26, 2022, July 6, 2022 and August 12, 2022 (the “Merger Agreement”), with FOXO Technologies Inc., now known as FOXO Technologies Operating Company (“FOXO Technologies Operating Company”), DWIN Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Delwinds (“Merger Sub”), and DIAC Sponsor LLC (the “Sponsor”), in its capacity as the representative of the stockholders of Delwinds from and after the closing (the “Closing”) of the transactions contemplated by the FOXO Transaction Agreement (collectively, the “Transaction” or the “Business Combination”). Simultaneously with the execution of the Merger Agreement, Delwinds entered into a Common Stock Purchase Agreement (the “ELOC Agreement”) with CF Principal Investments LLC (the “Cantor Investor”), pursuant to which, assuming satisfaction of certain conditions and subject to limitations set forth in the ELOC Agreement, the Company would have the right, from time to time to sell the Cantor Investor up to $40,000 in shares of the Company’s Class A common stock (the “Class A Common Stock”) until the first day of the next month following the 36-month anniversary of when the Securities and Exchange Commission (“SEC”) has declared effective a registration statement covering the resale of such shares of Class A Common Stock or until the date on which the facility has been fully utilized, if earlier. The ELOC Agreement was subsequently cancelled. See Note 7 for additional information.

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

Following the Closing, FOXO is a holding company whose wholly-owned subsidiary, FOXO Technologies Operating Company, conducts all of the core business operations. FOXO Technologies Operating Company maintains its two wholly-owned subsidiaries, FOXO Labs Inc. and FOXO Life, LLC. FOXO Labs maintains a wholly-owned subsidiary, Scientific Testing Partners, LLC, while FOXO Life Insurance Company is a wholly-owned subsidiary of FOXO Life, LLC. References to “FOXO” and the “Company” in these consolidated financial statements refer to FOXO Technologies Operating Company and its wholly-owned subsidiaries prior to the Closing and FOXO Technologies Inc. following the Closing.

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

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

Note 2 LIQUIDITY AND MANAGEMENT’S PLAN

The Company’s history of losses requires management to critically assess its ability to continue operating as a going concern. For the year ended December 31, 2022, the Company incurred a net loss of $95,255. As of December 31, 2022, the Company had an accumulated deficit of $147,231. Cash used in operating activities for the year ended December 31, 2022 was $23,760. As of December 31, 2022, the Company had $513 of available cash and cash equivalents, excluding amounts required to be held as statutory capital and surplus by FOXO Life Insurance Company. See Note 13 for additional information on the statutory capital and surplus held at FOXO Life Insurance Company.

The Company’s ability to continue as a going concern is dependent on generating revenue, raising additional equity or debt capital, reducing losses and improving future cash flows. The Company will continue ongoing capital raise initiatives and has demonstrated previous success in raising capital to support its operations. For instance, in the first and second quarters of 2022, the Company issued convertible debentures for $28,000 that has subsequently converted to equity. The Company also completed its transaction with Delwinds that was initially intended to provide up to $300,000 of capital to the Company. The ELOC Agreement, a backstop agreement, and Forward Purchase Agreement were also part of the Business Combination and were intended to provide capital. Ultimately, the series of transactions associated with the Business Combination did not result in any net proceeds for the Company. Additionally, we are unlikely to receive proceeds from the exercise of outstanding warrants as a result of the difference between our current trading price of the Company’s Class A Common Stock and the exercise price of the various warrants.

The Company entered into a letter of intent to sell FOXO Life Insurance Company in order to gain access to the cash held as statutory capital and surplus at FOXO Life Insurance Company. See Notes 13 and 17 for more information. The Company intends to use the cash previously held at FOXO Life Insurance Capital to fund its operation as it continues to (i) pursue additional avenues to capitalize the Company and (ii) commercialize its products to generate revenue.

However, the Company can provide no assurance that these actions will be successful or that additional sources of financing will be available on favorable terms, if at all. As such, until additional equity or debt capital is secured and the Company begins generating sufficient revenue, there is substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the issuance of these consolidated financial statements.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Pursuant to the Business Combination, the acquisition of FOXO Technologies Operating Company by Delwinds was accounted for as a reverse recapitalization (the “Reverse Recapitalization”) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under this method, Delwinds was treated as the “acquired” company for financial reporting purposes. For accounting purposes the Reverse Recapitalization was treated as the equivalent of FOXO Technologies Operating Company issuing equity securities for the net assets of Delwinds, accompanied by a recapitalization. The net assets of Delwinds are stated at historical cost, with no goodwill or other intangible asset being recorded. The condensed assets, liabilities and results of operations prior the Reverse Recapitalization are those of FOXO Technologies Operating Company.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements are presented in accordance with U.S. GAAP. The consolidated financial statements include the accounts of FOXO and its wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

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

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that management believes are reasonable under the circumstances. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized. All revisions to accounting estimates are recognized in the period in which the estimates are revised. A description of each critical estimate is incorporated within the discussion of the related accounting policies which follow.

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

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets, including property and equipment and right-of-use assets, to determine potential impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability is measured by comparing the carrying amount of the asset group with the future undiscounted cash flows the assets are expected to generate. If such assets are considered impaired, an impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets. Management determined that there were impairments of long-lived assets as of December 31, 2022 and no impairment as of December 31, 2021. See Note 4 for additional information.

INVESTMENTS

The Company’s investments do not have readily determinable fair values and consist of convertible promissory notes and membership interest units in privately held companies. These investments are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company regularly evaluates these investments to determine if there are indicators that the investment is impaired. For the year ended December 31, 2021, the Company recorded an impairment charge of $400 related to one of its investments as a result of the investee’s lack of success in raising additional capital along with its financial condition. As of December 31, 2022 and 2021, the carrying value of the investments was $100 and recorded as other assets on the consolidated balance sheets.

CAPITALIZED IMPLEMENTATION COSTS

The Company capitalizes certain development costs associated with internal use software and cloud computing arrangements incurred during the application development stage. The Company expenses costs associated with preliminary project phase activities, training, maintenance, and any post-implementation costs as incurred. Capitalized costs related to projects to develop internal use software are included within intangible assets on the consolidated balance sheets, while capitalized costs related to cloud computing arrangements are included within cloud computing arrangements on the consolidated balance sheets. Capitalized costs are amortized on a straight-line basis once application development is complete based on the estimated life of the asset or the expected term of the contract, as applicable.

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

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

The Company did not elect the fair value option on the PIK Notes. Debt discount and issuance costs, consisting of legal and other fees directly related to the debt issuance, are offset against the carrying value of the debt and amortized to interest expense over the estimated life of the debt based on the effective interest method.

REVENUE RECOGNITION

The Company’s revenues consist of royalties based on the Company’s epigenetic biomarker research, agents’ commissions earned on the sale, servicing and placement of life insurance policies, and epigenetic testing services sold primarily to research organizations. Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. To recognize revenues, the Company applies the following five step approach: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenues when a performance obligation is satisfied. The Company accounts for a contract when it has approval and commitment from all parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The Company applies judgment in determining the customer’s ability and intention to pay based on a variety of factors including the customer’s historical payment experience. As of December 31, 2022 the Company had a contract asset of $200 recorded with $100 recorded within other current assets and $100 within other assets in the consolidated balance sheet. The contract asset relates to epigenetic biomarker services and the Company should receive payments in July 2023 and July 2024 to settle the balance. The Company has satisfied its performance obligations for this service and has no other contract assets or liabilities related to revenue arrangements or transactions in the periods presented.

The following sets forth the revenue by source generated from services provided by the Company:

	2022	2021
Epigenetic biomarker services	$400	$-
Epigenetic biomarker royalties	83	85
Life insurance commissions	28	35
Total revenue	$511	$120

FOXO Labs — Epigenetic biomarker services

FOXO Labs receives epigenetic biomarker services revenue from the performance of lab services. The Company’s performance obligation is satisfied when the Company completes the epigenetic biomarker data analysis. At the completion of the biomarker testing, results are reviewed and released to the customer. The Company subsequently bills the organization for the epigenetic biomarker data based on the transaction price, which reflects the amount the Company has rights to under present contracts. Revenue is recognized and reported within the FOXO Labs reportable segment over the life of the contract as work is performed, as FOXO Labs has an enforceable right to payment as the performance is being completed. Revenue is recorded gross as the Company is responsible for fulfilling the obligations to the customer and has inventory risk, among other reasons. The corresponding expenses are shown as cost of sales in the consolidated statements of operations.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

FOXO Labs — Epigenetic biomarker royalties

The Company has granted a license to Illumina, Inc. (“Illumina”) for the exclusive right to manufacture and sell infinium mouse methylation arrays using the Company’s research on epigenetic biomarkers in exchange for a royalty on global sales. Illumina provides reporting to the Company so that revenue can be properly recognized as the license is used. Epigenetic biomarker royalties are recorded with the FOXO Labs reportable segment. During the third quarter of 2022, the royalty was reduced from 5% to 1.25% in exchange for eliminating a purchase commitment where the Company was previously required to purchase mouse methylation arrays from Illumina.

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

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

ASSET ACQUISITIONS

The Company follows the guidance in ASC 805, Business Combinations for determining the appropriate accounting treatment for asset acquisitions. When an acquisition does not meet the definition of a business combination because either: (i) substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset, or group of similar identified assets, or (ii) the acquired entity does not have an input and a substantive process that together significantly contribute to the ability to create outputs, the company accounts for the acquisition as an asset acquisition and goodwill is not recognized. The cost of the acquisition includes the fair value of consideration transferred and direct transaction costs attributable to the acquisition. Any excess cost over the fair value of the net assets acquired is allocated to the assets acquired based on their relative fair value; however, no excess acquisition cost is allocated to non-qualifying assets including financial assets or indefinite-lived intangible assets subject to fair value impairment testing. The Company has determined the insurance license intangible asset it acquired was impaired as of December 31, 2022. See Note 4 for additional information.

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

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815 -40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. ASU 2020-06 also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. This amended guidance is effective for public and private companies for fiscal years beginning after December 15, 2021, and December 15, 2023, respectively, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted the amended guidance prospectively effective January 1, 2021. The impact is not material to the Company’s results of operations or financial position as the Company had no debt prior to the issuance of convertible debentures in 2021.

Other pronouncements issued by the FASB with future effective dates are either not applicable or are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 4 INTANGIBLE ASSETS AND CLOUD COMPUTING ARRANGEMENTS

The components of intangible assets as of December 31, 2022 and December 31, 2021 were as follows:

	December 31, 2022	December 31, 2021
Insurance license	$-	$63
Longevity pipeline	576	75
Underwriting API	770	53
Longevity API	697	-
Intangible assets	$2,043	$191

The acquisition of MICOA was accounted for as an asset acquisition and an indefinite-lived insurance license intangible asset was recognized for $63. The Company determined the asset was fully impaired upon entering a letter of intent to sell the FOXO Life Insurance Company as the costs to sell the insurance license was greater than the carrying value. The impairment charge has been recorded in the FOXO Life reportable segment and within selling, general and administrative expenses.

During the year ended December 31, 2021, the Company began developing internal use software related to the development of a longevity methylation pipeline for epigenetic data and underwriting application programming interface (“API”). During the year ended December 31, 2022, the Company began developing a longevity API to show the results derived from the longevity pipeline. The Company has capitalized costs incurred during the application development stage and has determined that these intangible assets have a finite life. Application development on these projects was completed in the fourth quarter of 2022. Amortization is recorded on a straight-line basis within selling, general and administrative expenses.

The components of cloud computing arrangements as of December 31, 2022 and December 31, 2021 were as follows:

	December 31, 2022	December 31, 2021
Digital insurance platform	$2,225	$1,980
Health study tool	-	765
Cloud computing arrangements	$2,225	$2,745

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Company entered into a cloud computing arrangement to develop a digital insurance platform and health study tool. Costs related to the application development phase are included in cloud computing arrangements. The Company finished the application development phase in the fourth quarter of 2022 and began amortizing the assets on a straight-line basis within selling, general and administrative expenses over the remaining term of the contract, or one year from completing the application development phase, as the Company is not reasonably assured of renewing the contract. The Company subsequently determined that it is doubtful the health study tool will be used for its intended purpose through the end of its amortizable period and has recognized an impairment charge of $1,307 as selling, general and administrative expenses and within corporate and other consistent with the Company’s technology costs.

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

The Senior PIK Notes bear interest at 15% per annum, paid in arrears quarterly by payment in kind through the issuance of additional Senior PIK Notes (“PIK Interest”). The Senior PIK Notes mature on April 1, 2024 (the “Maturity Date”). Commencing on November 1, 2023, the Company is required to pay the holders of the Senior PIK Notes and on each one month anniversary thereof an equal amount until the outstanding principal balance has been paid in full on the Maturity Date. If the Senior PIK Notes are prepaid in the first year, the Company is required to pay the holders the outstanding principal balance, excluding any increases as a result of PIK Interest, multiplied by 1.15.

The Company has agreed to not obtain additional equity or debt financing, without the consent of a majority of the holders of the Senior PIK Notes, other than if a financing pays amounts owed on the Senior PIK Notes. The Company shall not incur other indebtedness, except for certain exempt indebtedness, until such time the Senior PIK Notes are repaid in full, however the Senior PIK Notes are unsecured.

The Company has recorded $1,409 as current liabilities based on the monthly installments with the remainder shown as long-term liabilities. As of December 31, 2022 the Company recognized $130 of contractual interest expense on the PIK Notes and $91 related to the amortization of debt issuance costs on the PIK Notes.

2021 Bridge Debentures

During the first quarter of 2021, the Company entered into separate Securities Purchase Agreements with accredited investors (the “2021 Bridge Investors”), pursuant to which the Company issued its 12.5% Original Issue Discount (“OID”) Convertible Debentures for $11,812 in aggregate principal (“2021 Bridge Debentures”). The Company received net proceeds of $9,612 from the sale of the 2021 Bridge Debentures, after an OID of 12.5% and deducting fees and expenses of $888. The 2021 Bridge Debentures were executed in three tranches, with $7,883 in aggregate principal issued on January 25, 2021, $3,367 in aggregate principal issued on February 23, 2021, and $562 in aggregate principal issued on March 4, 2021. Convertible debentures for $3,656 in aggregate principal that were issued on January 25, 2021 to the Company’s former Chief Executive Officer, former Chief Operating Officer, and to an individual who provides consulting services to the Company were presented as related party debt.

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

The 2021 Bridge Debentures accrued interest at a rate of 12% per annum and require interest only payments on a quarterly basis. The 2021 Bridge Debentures initially had a term of twelve months, but the Company retained the right to extend the maturity date for each issuance for an additional three-month period, a right which was exercised for each issuance during the first quarter of 2022. At that time, the Company entered into an amendment with the 2021 Bridge Investors (the “2021 Bridge Amendment”). The 2021 Bridge Amendment was executed to provide the Company additional time to finalize the Business Combination. The 2021 Bridge Amendment amended the terms of the 2021 Bridge Debentures to, among other things: (i) permit the Company to undertake another offering of convertible debentures, (ii) allow the Company to extend the maturity dates of the 2021 Bridge Debentures an additional five months following the end of the initial three-month extension period, discussed above, and (iii) implement additional amounts owed on the outstanding balance of the 2021 Bridge Debentures under certain circumstances, the first of which related to the signing of the Merger Agreement and resulted in an increase in the outstanding balance of approximately 135%, which was followed by an additional increase of approximately 145% of the outstanding balance when the 2021 Bridge Debentures remained outstanding at the end of the initial three-month extension period.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

During the year ended December 31, 2022, the Company recognized contractual interest expense of $1,627 on the 2021 Bridge Debentures, comprised of $508 for related party holders and $1,119 for nonrelated party holders. The contractual interest expense on the 2022 Bridge Debentures was included in the fair value of the debt since the amount was known at the time of each issuance. The contractual interest on the 2022 Bridge Debentures as well as for the accrued and unpaid interest on the 2021 Bridge Debentures converted to shares of FOXO Class A Common Stock and subsequently exchanged for the Company’s Class A Common Stock as part of the Business Combination.

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

Promissory Note

On June 6, 2022, the Company executed a promissory note, pursuant to which it loaned Delwinds an aggregate principal amount of $1,160, which represented $0.035 per share of Delwinds Class A common stock that was not redeemed in connection with the extension of the SPAC’s termination date from June 15, 2022 to September 15, 2022. The Company loaned Delwinds $387 per month in June 2022, July 2022, and August 2022 prior to the Closing of the Business Combination. The outstanding balance on the promissory note eliminated upon consolidation with the Closing of the Business Combination.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Sponsor Loan

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor loaned Delwinds funds for working capital. As of December 31, 2022, $500 was remaining due to the Sponsor and is shown as a related party payable in the consolidated balance sheet.

Consulting Agreement

In April 2022, the Company executed a consulting agreement with an individual (the “Consultant”) considered to be a related party of the Company as a result of his investment in the 2021 Bridge Debentures. The agreement has a term of twelve months, over which the Consultant is to provide services that include, but are not limited to, advisory services relating to the implementation and completion of the Business Combination. Following the execution of the agreement, as compensation for such services to be rendered as well as related expenses over the term of the contract, the Consultant was paid a cash fee of $1,425. The consulting agreement also calls for the payment of an equity fee as compensation for such services. The Company issued 1,500,000 shares of legacy FOXO Class A Common Stock to the Consultant during the second quarter of 2022 to satisfy the equity fee that converted into 871,256 shares of Class A Common Stock. The Company has determined that all compensation costs related to the consulting agreement, including both cash fees and the equity fee, represent remuneration for services to be rendered evenly over the contract term. Thus, all such costs were initially recorded at fair value as prepaid consulting fees in the consolidated balance sheet and are being recognized as selling, general and administrative expenses in the consolidated statement of operations on a straight-line basis over the term of the contract. For the year ended December 31, 2022, $5,649 in expenses were recognized related to the consulting agreement.

Contractor Agreement

In October 2021, FOXO entered into a Contractor Agreement with Dr. Murdoc Khaleghi, one of its directors, under which Dr. Khaleghi serves as FOXO’s Chief Medical Officer. The Company paid Dr. Khaleghi $99 and $18 for the years ended December 31, 2022 and 2021, respectively. Additionally, Dr. Khaleghi received 80,000 shares under the Management Contingent Share Plan related to his service under the Contractor Agreement with the Company recognizing $29 of expense during the year ended December 31, 2022. During the fourth quarter of 2022, Dr. Khaleghi and the Company paused services and payments under this arrangement.

Note 7 STOCKHOLDERS’ EQUITY

The consolidated statements of stockholders’ equity (deficit) reflects the Reverse Recapitalization. In connection with the Business Combination, the Company adopted the second amended and restated certificate of incorporation (the “Amended and Restated Company Charter”) to, among other things, increase the total number of authorized shares of all capital stock, par value $0.0001 per share, to 510,000,000 shares, consisting of (i) 500,000,000 shares of Class A Common Stock and (ii) 10,000,000 shares of preferred stock.

Also in connection with the Business Combination, 632,500 shares of Class B Common Stock were converted, on a one-to-one basis, into shares of Class A Common Stock, and as of the closing of the Business Combination there were no shares of Class B Common Stock issued or outstanding.

ELOC Agreement

Under the ELOC Agreement, the Company had the right to sell to the Cantor Investor up to $40,000 in shares of Class A Common Stock for a period until the first day of the month next following the 36-month anniversary of when the SEC has declared effective a registration statement covering the resale of such share of Class A Common Stock or until the date on which the facility has been fully utilized, if earlier. The ELOC Agreement provided for a commitment fee (the “Cantor Commitment Fee”) payable to the Cantor Investor at Closing for its irrevocable commitment to purchase shares of Class A Common Stock upon the terms and conditions of the ELOC Agreement. The Cantor Commitment Fee was paid by the issuance of 190,476 shares of Class A Common Stock and is recorded in selling, general and administrative expenses in the consolidated statement of operations.

On November 8, 2022, the Company and Cantor Investor mutually terminated the ELOC Agreement. The termination was due to the low market capitalization of our Class A Common Stock as well as the downward performance of our Class A Common Stock since the consummation of the Business Combination, which the Company believed would limit the benefits of the agreement. Upon the termination of the ELOC Agreement, the related Registration Rights Agreement, dated as of February 24, 2022 (the “Registration Rights Agreement”), by and between the Company and the Cantor Investor was automatically terminated in accordance with its terms.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Preferred Stock

The Amended and Restated Company Charter authorizes the Company to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022, there were no shares of preferred stock issued or outstanding.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A Common Stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Assumed Warrants

At Closing, the Company assumed common stock warrants to purchase FOXO Class A Common Stock and exchanged such common stock warrants for common stock warrants to purchase 1,905,853 shares of the Company’s Class A Common Stock. Each Assumed Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $6.21 per share, subject to adjustment. The Assumed Warrants are exercisable over a three-year period from the date of issuance. The Assumed Warrants include a down round provision that should the Company issues common stock for a consideration of less than $6.21 per share then the exercise price shall be lowered to the new consideration amount on a per share basis with a simultaneous and corresponding increase to the number of warrants.

Vendor Shares

The Company entered into a termination agreement with a vendor associated with the Business Combination. The Company provided 300,000 shares in connection with the agreement.

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

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On July 6, 2022, the Company executed a Memorandum of Understanding and Pilot Research Agreement (the “Agreement”) with both a life insurance carrier and a reinsurer. The purpose of the Agreement is to conduct a parallel run study, using a minimum of 2,500 participants, comparing traditional medical underwriting results to those obtained through use of the Company’s saliva-based epigenetic biomarker technology. The Agreement is intended to assess the value of the Company’s technology for a saliva-based next-generation underwriting protocol and will help determine whether the parties will later enter into a commercial agreement. The Agreement commenced in the third quarter of 2022 and will continue until the sooner of project completion, project termination, or the Company and the life insurance carrier entering into a commercial agreement for the scaled rollout of FOXO’s technology in the life insurance carrier’s underwriting processes. Accordingly, the Company has met the commercial research collaboration agreement performance condition and has begun recognizing expense upon completion of the Business Combination. For the year ended December 31, 2022 the Company has recognized $10,091 of expense related to the vesting of the Management Contingent Share Plan based on the fair value at grant date of $7.81 per share.

Service Based-Conditions

The Management Contingent Share Plan provides that in the event of the death, disability, or termination without cause of the former CEO, service-based conditions will not apply. $8,695 of the expense recognized on the Management Contingent Share Plan relates to the service-based conditions that no longer applied to the former CEO and is subject to forfeiture pending conclusion of the Board of Director’s (the “Board”) review. See Note 15 for additional information on the former CEO.

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

Any restricted stock awards that fail to vest due to a time-based vesting condition not being satisfied will be forfeited by the participant and the shares associated with that award will be permanently forfeited and cancelled. The Company accounts for forfeitures as they occur.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table summarizes the Management Contingent Share Plan activity for the year ended December 31, 2022:

	Management Contingent Share Plan	Grant Date Fair Value
Beginning of year	-	$-
Granted	9,200,000	$7.81
Forfeited	(3,683,000)	$7.81
End of year	5,517,000	$7.81
Vested	1,169,000	$7.81

The vested shares within the table above reflect the potential forfeiture of the former CEO’s Management Contingent Share Plan related to performance obligations that have been met as the Company is still reviewing its obligations. See Note 15 for additional information.

2022 Equity Incentive Plan

On September 14, 2022, the stockholders of the Company approved the FOXO Technologies Inc. 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan permits the grant of equity-based awards to employees, directors and consultants. The number of shares of Class A Common Stock that may be issued under the 2022 Plan is 3,286,235.

As of December 31, 2022, no awards were granted under the 2022 Plan.

2020 Stock Incentive Plan

FOXO Technologies Operating Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”) to attract, retain, incentivize and reward qualified employees, nonemployee directors and consultants. Immediately prior to Closing, vested and unvested stock options were outstanding to purchase 5,105,648 shares of FOXO Class A Common Stock. At Closing, the Combined Company assumed the stock options granted pursuant to the 2020 Plan to purchase FOXO Class A Common Stock and exchanged such stock options to purchase 2,965,500 shares of the Company’s Class A Common Stock at a weighted-average exercise price of approximately $7.13 per share. All remaining terms of the Assumed Options were unchanged. All share or option figures that follow are shown on a post-Business Combination basis. All future equity-based compensation will be through the 2022 Plan.

As of December 31, 2022, the Company had 2,765,099 stock options and 17,425 shares of restricted stock outstanding. Stock options under the 2020 Plan issued during the year ended December 31, 2021 were issued (i) as a replacement for outstanding phantom share rights and previously cancelled profits interests, (ii) as a bonus for periods prior to the issuance of stock options, (iii) as part of the Company’s regular review cycle that occurs twice annually, and (iv) as other incentives. Stock options issued in the year ended December 31, 2021 were primarily granted in April and August of 2021. In the first quarter of 2022, 204,181 additional stock options were issued primarily as part of the Company’s regular review cycle as well as to form the Company’s Scientific Advisory Board. Upon execution of the April 2021 stock option agreements, the Company no longer had outstanding phantom share rights. The deferred compensation liability of $54 associated with the phantom share rights was reclassified to additional paid-in capital in the consolidated balance sheets as the options are equity classified in accordance with accounting standards codification guidance.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The stock options granted vest monthly over a three-year period, have a 5-year term, and an exercise price of $6.51 or $15.75 on a post Business Combination basis. For the issuance of options related to prior periods, the vesting period is considered to have started when the Company and option holder had a mutual understanding that an award was to be issued; however, the grant date and fair value are based on (i) when there is a mutual understanding of key terms, (ii) the Company is contingently obligated to issue the options, and (iii) the option holder begins to benefit or be adversely impacted by changes in the Company’s stock price. Accordingly, the Company has determined the date the stock option agreements were executed to be the grant date for these options and the date on which to measure the awards at fair value. The attribution of expense for the stock options is recognized from the grant date over the remaining service period while considering the portion of stock compensation expense that is legally vested. The Company accounts for forfeitures as they occur. At the first vesting period, the Company recognized stock compensation expense so that stock compensation expense equaled the vested portion of stock options. The remaining expense is recognized over the service period.

The following table summarizes stock option activity under the 2020 Plan for the year ended December 31, 2022:

	Stock Option Awards	Weighted- Average Exercise Price	Average Remaining Life (Years)	Aggregate Intrinsic Value
Beginning of year	2,828,307	$6.51
Granted	204,181	$15.75
Exercised	(14,796)	$6.51
Forfeited	(252,593)	$8.36
End of year	2,765,099	$7.02	2.77	$-
Exercisable at end of year	2,480,991	$6.70	2.67	$-

The fair value of each stock option is estimated using a Black-Scholes valuation model while considering the respective rights of each type of stockholder. The table below illustrates the weighted-average valuation assumptions used for stock options granted during the year ended December 31, 2022 and 2021:

	2022	2021
Expected term (years)	3.2	2.3
Expected volatility	70.0%	94.3%
Risk-free interest rate	1.38%	0.24%
Expected dividend yield	0.0%	0.0%
Per-share weighted average grant date fair value	$15.75	$0.59

Expected Term: The expected term of the stock options was calculated using the simplified method as the Company does not have entity-specific information with which to develop an estimate and exercise data from comparable companies is not readily available. The stock options granted in April of 2021 were estimated to have a term of 2.2 years while the remaining stock options were primarily estimated to have a term of 3.3 years.

Expected Volatility: The Company used an average of the volatilities determined from the stock price of peer companies for a period commensurate with the expected term.

Risk-Free Interest Rate: The risk-free rate assumption is calculated based on U.S. Treasury instruments with a term consistent with the expected terms of these awards at time of grant.

Dividend Yield: The Company has not paid and does not anticipate paying any dividends in the near future. The Company estimated the dividend yield to be zero on these awards.

Equity-based compensation expense, excluding the Management Contingent Share Plan, was recorded in the following expense categories within the consolidated statements of operations consistent with the manner in which the respective employee or service provider’s related cash compensation was recorded:

	2022	2021
Research and development[1]	$110	$(19)
Selling, general and administrative	834	150
Total equity based compensation expense	$944	$131

1)	Had the Company recorded the Management Contingent Share Plan within research and development and selling, general and administrative expense, then research and development would have been higher by $201 with the remaining expense recognized within selling, general and administrative expense.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Company recognized a deferred compensation liability associated with the phantom equity and remeasured these units on a quarterly basis. The equity-based compensation expense recorded within research and development includes remeasurements related to the phantom equity, and unfavorable remeasurements resulted in a cumulative reduction in expense during the year ended December 31, 2021.

As of December 31, 2022, there was $1,105 of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 1.0 years and $51,257 of total unrecognized compensation cost related to the Management Contingent Share Plan. Of the total unrecognized compensation related to the Management Contingent Share Plan, $10,358 relates to performance obligations that have been met and the expense is expected to be recognized over a weighted-average period of 1.7 years. The remaining unrecognized compensation for the Management Contingent Share Plan relates to performance obligations that are not yet probable of being met. As such, the weighted-average period depends on the timing of when performance obligations are probably of being met.

Note 9 FORWARD PURCHASE AGREEMENT

The Company entered into a Forward Share Purchase Agreement with Meteora Capital Partners and its affiliates (collectively, “Meteora”) for a forward purchase transaction. Prior to the Closing, Meteora agreed not to redeem 2,873,728 shares of Class A Common Stock (the “Meteora Shares”) in connection with the Business Combination. Meteora has the right to sell the Meteora Shares in the open market and on the fifteen (15) month anniversary of the Closing of the Business Combination (the” Put Date”) may obligate the Company to purchase the shares, as described below, from Meteora should any not have been sold in the open market.

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

The Company determined that the Prepayment Amount was collateral and recorded it on its balance sheet as an asset while the agreement was outstanding. In accordance with ASC 480, Distinguishing Liabilities from Equity, the Company determined that Meteora’s ability to require the Company to repurchase shares in certain situations was a freestanding derivative. The derivative, referred to as the forward purchase put derivative was recorded as a liability on the Company’s balance sheet. Additionally, the Company recorded a derivative based on the amount of collateral that may be provided to Meteora and recorded it as a liability, referred to as the forward purchase collateral derivative, on the Company’s balance sheet.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

On November 10, 2022 the Forward Share Purchase Agreement and related Escrow Agreement were amended to allow for the maturity consideration to be paid through Meteora retaining 500,000 shares which approximated the value of the maturity consideration formula described above. The Forward Share Purchase Agreement was subsequently cancelled on November 10, 2022. The cancellation of the Forward Share Purchase Agreement resulted in (i) the removal of the forward purchase put derivative and forward purchase collateral derivative from the Company’s balance sheet, (ii) the recognition of an additional $270 of expense based on the fair value of the Company’s Class A Common Stock retained by Meteora for the maturity consideration, (iii) and the shares purchased from Meteora became treasury stock with a corresponding reduction to additional paid-in capital based on the fair market value of the shares at cancellation. The Company recorded expenses related to the Forward Share Purchase Agreement are recorded within Forward purchase agreement expense in the consolidated statements of operations and consists of the maturity consideration that settled the forward purchase put derivative, the amounts released from escrow to Meteora as a result of open market sales, and the settlement of the forward purchase collateral derivative.

Note 10 NET LOSS PER SHARE

The Business Combination was accounted for as a reverse recapitalization by which FOXO Technologies Operating Company issued equity for the net assets of Delwinds accompanied by a recapitalization. Earnings per share has been recast for all historical periods to reflect the Company’s capital structure for all comparative periods.

The Company excluded the effect of the 4,348,000 Management Contingent Shares outstanding and not vested as of December 31, 2022 from the computation of basic net loss per share for the year ended December 31, 2022, as the conditions to trigger the vesting of the Management Contingent Shares had not been satisfied as of December 31, 2022. Shares under the Management Contingent Share Plan that are under review to the former CEO are included in net loss per share. See Note 15 for additional information.

The Company excluded the effect of the Public Warrants, the Private Placement Warrants, the Assumed Options, and Assumed Warrants from the computation of diluted net loss per share for the year ended December 31, 2022 as their inclusion would have been anti-dilutive because the Company was in a loss position for such periods. The Assumed Options, the Assumed Warrants, and the 2021 Bridge Debentures were excluded from the year ended December 31, 2022 as their inclusion would have been anti-dilutive. For the year ended December 31, 2022, the 2021 Bridge Debentures and 2022 Bridge Debentures were included in basic and diluted net loss per share from the date of closing as the Bridge Debentures were converted into FOXO Class A Common Stock and subsequently exchanged for the Company’s Class A Common Stock upon completion of the Business Combination.

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated based on the weighted average number of shares outstanding during the respective periods:

	2022	2021
Net loss available to common shares	$(95,255)	$(38,488)
Basic and diluted weighted average number of Class A Common Stock	11,339	5,820
Basic and diluted net loss available to Class A Common Stock	$(8.40)	$(6.61)

The following Class A common stock equivalents have been excluded from the computation of diluted net loss per common share as the effect would be antidilutive and reduce the net loss per common stock (shares in actuals):

	2022	2021
Series A preferred stock	-	4,646,698
2021 Bridge Debentures	-	6,759,642
Public and private warrants	10,378,750	-
Assumed warrants	1,905,853	1,905,853
Assumed options	2,965,500	2,965,500
Total antidilutive shares	15,250,103	16,277,693

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 11 FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of December 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measurements Using Inputs Considered as:
December 31, 2022	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$311	$302	$9	$-
Total liabilities	$311	$302	$9	$-

	Fair Value Measurements Using Inputs Considered as:
December 31, 2021	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2021 Bridge Debentures	$32,203	$-	$-	$32,203
Total liabilities	$32,203	$-	$-	$32,203

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

Measurement at Closing and Subsequent Measurement

The Company established the fair value for the Public and Private Placement Warrants on the date of the Closing, and subsequent fair value as of each reporting period. The measurement of the Public Warrants is classified as Level 1 due to the use of an observable market quote in an active market under ticker FOXO-WT. As the transfer of the Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

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

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

For all reporting periods during the year ended December 31, 2021, the estimated fair value of the 2021 Bridge Debentures was calculated using a Monte Carlo simulation, which incorporated significant unobservable inputs such as the likelihood of term extension and voluntary or mandatory conversion. Additionally, for December 31, 2021 an implied borrowing rate of 52.0% was used as an input to the fair value measurement. None of the change in fair value for the was deemed to be attributable to instrument-specific credit risk and thus the full amount of such change was recognized in the consolidated statements of operations.

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

The following tables provide a summary of changes in Level 3 liabilities measured at fair value on a recurring basis:

	2022 Bridge Debentures	2021 Bridge Debentures	Total
Debt Issuance	$-	$10,500	$10,500
Losses included in Net Income	-	21,703	21,703
Balance, December 31, 2021	-	32,203	32,203
Debt Issuance	28,000	-	28,000
Losses included in Net Income	21,543	6,637	28,180
Balance at Conversion	49,543	38,840	88,383
Transfer out	(49,543)	(38,840)	(88,383)
Balance, December 31, 2022	$-	$-	$-

Note 12 INCOME TAXES

For the years ended December 31, 2022 and 2021, the Company did not record a provision for income taxes.

	2022	2021
Deferred provision - federal	$9,767	$3,372
Deferred provision - state	4,054	1,613
	13,821	4,985
Net change to valuation allowance	(13,821)	(4,985)
Total provision for income taxes	$-	$-

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

A reconciliation of income taxes at the statutory federal income tax rate to the effective income tax rate for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021
Statutory U.S. tax rate	21.0%	21.0%
State taxes, net of federal benefit	9.0	7.0
Fair value adjustments on convertible debentures	(7.1)	(14.9)
Forward purchase agreement	(8.5)	-
Other	(0.1)	(0.1)
Valuation allowance	(14.5)	(13.0)
Effective tax rate	-%	-%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the net deferred tax asset were as follows:

	2022	2021
Deferred tax assets:
Accrued compensation	$3,817	$38
Net operating loss carryforwards	17,193	7,885
Capitalized software	1,270	-
Property and equipment	7	130
Issuance fees on convertible debentures	-	25
Gross deferred tax assets	22,287	8,078
Valuation allowance	(21,837)	(8,027)
Total deferred tax assets	450	51
Deferred tax liabilities:
Prepaid expenses	(450)	(51)
Deferred tax liabilities	(450)	(51)
Net deferred tax asset	$-	$-

As of December 31, 2022 and 2021, the Company recorded a full valuation allowance to offset net deferred tax assets as the Company believes it is not more likely than not that the net deferred tax assets will be fully realizable. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance as of December 31, 2022 and 2021.

As of December 31, 2022, the Company had accumulated federal losses for tax purposes of $59,688, which can be offset against future taxable income. Of this federal net loss carryforward, $1,642 in losses will begin to expire in 2036 and $58,046 in losses can be carried forward indefinitely. As of December 31, 2022, the Company had net accumulated state losses for tax purposes of $51,334, which will begin to expire in 2033. Net operating losses are not limited by Internal Revenue Code Section 382 limits. An analysis of the potential limitation has not been completed at this time.

Note 13 FOXO LIFE INSURANCE COMPANY

Acquisition

On August 20, 2021, the Company completed its acquisition of Memorial Insurance Company of America (“MICOA”) and renamed it FOXO Life Insurance Company. The acquisition was accounted for as an asset acquisition as MICOA did not have inputs (employees) to create outputs. Purchase consideration for the acquisition of MICOA totaled $1,155, which included an indefinite-lived insurance license intangible asset recorded at a fair value of $63 and cash of $1,092. The Company fair valued reinsurance recoverables and policy reserves as part of the acquisition.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The existing statutory capital and surplus of $1,092 remains with MICOA post-acquisition. As part of the transaction, the former owners of MICOA continue to administer and 100% reinsure all policies outstanding as of the acquisition date. The Company has not issued any new insurance policies since the acquisition and all premiums, reinsurance recoverables, and policy reserves relate to the 100% reinsured business. For ceded reinsurance transactions, the Company remains liable in the event the reinsuring company is unable to meet its obligations under the reinsurance agreement. Further, the reinsurer is required to maintain accreditation from all applicable state insurance regulators so the Company may obtain full credit for the reinsurance agreement. If the reinsurer is unable to meet this obligation, they are required to compensate the Company so that the Company can take full credit for the reinsurance. As of December 31, 2021, the Company has determined there is a remote probability the reinsurer would fail to meet its obligations and any allowance would be immaterial. The policy reserves of $18,573 and $19,463 for the years ended December 31, 2022 and 2021, respectively on the consolidated balance sheets represent the benefits and claims reserves ceded as part of the acquisition. Additionally, the consolidated statements of operations includes both $362 of earned and ceded premiums as well as $1,349 of claims incurred and ceded for the year ended December 31, 2022 and $108 of earned and ceded premiums as well as $523 of claims incurred and ceded for the year ended December 31, 2021.

Statutory Capital and Surplus

The approval granted by the Arkansas Insurance Department to the Company to acquire MICOA requires the Company to maintain statutory capital and surplus of no less than $5,000 and a risk-based capital ratio of 301% or greater. As of December 31, 2022 and 2021, FOXO Life Insurance Company had statutory capital and surplus of at least $5,000, which included $100 of cash maintained in a trust account at First Horizon Advisors, as required by the State of Arkansas, with the remaining amount of additional statutory capital and surplus held in cash and cash equivalents. The statutory capital and surplus for FOXO Life Insurance Company exceeded the minimum risk-based capital requirements for the year ended December 31, 2022 and 2021.

Letter of Intent

The Company entered into a letter of intent to sell FOXO Life Insurance Company. The letter of intent was designed to allow the Company to gain access to cash that was held as statutory capital and surplus at FOXO Life Insurance Company. See Note 17 for additional information.

Statutory Net Loss

FOXO Life Insurance Company is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Arkansas Insurance Department. Statutory accounting practices primarily differ from U.S. GAAP in that policy acquisition costs are to be expensed as incurred, future policy benefit liabilities are to be established using different actuarial assumptions, and the accounting for investments in certain assets and deferred taxes are stated on a different basis. FOXO Life Insurance Company did not issue any policies after the acquisition. Additionally, MICOA did not issue any policies in 2021 before the acquisition and its policies were separately 100% reinsured by the seller, Security National Life Insurance Company. The operations of FOXO Life Insurance Company are included in the Company’s consolidated financial statements from the acquisition date in accordance with U.S. GAAP. FOXO Life Insurance Company had a statutory net loss of $105 and $29 for the year ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company had an authorized control level of $62 and $65, respectively.

Insurance Liabilities

Included in the consolidated balance sheets, policy reserves are liabilities for traditional life insurance reserves and annuities. Traditional life reserves primarily include term and whole life products which totaled $14,246 and $14,746 for the year ended December 31, 2022 and 2021, respectively.

The following table provides information about deferred annuity contracts from the date of the acquisition through December 31, 2022:

	2022	2021
Beginning / acquired balance	$4,717	$4,816
Deposits received	7	3
Interest credited	139	87
Withdrawals	(536)	(189)
Balance at end of period	$4,327	$4,717

Note 14 BUSINESS SEGMENT

The Company manages and classifies its business into two reportable business segments:

●	FOXO Labs is commercializing proprietary epigenetic biomarker technology to be used for underwriting risk classification in the global life insurance industry. The Company’s innovative biomarker technology enables the adoption of new saliva-based health and wellness biomarker solutions for underwriting and risk assessment. The Company’s research demonstrates that epigenetic biomarkers, collected from saliva, provide measures of individual health and wellness for the factors used in life insurance underwriting traditionally obtained through blood and urine specimens.

●	FOXO Life is redefining the relationship between consumers and insurer by combining life insurance with a dynamic molecular health and wellness platform. FOXO Life seeks to transform the value proposition of the life insurance carrier from a provider of mortality risk protection products to a partner supporting its customers’ healthy longevity. FOXO Life’s multi-omic health and wellness platform will provide life insurance consumers with valuable information and insights about their individual health and wellness to support longevity.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

FOXO Labs generates revenue through performing epigenetic biomarker services and by collecting epigenetic services royalties. FOXO Life generates revenue from the sale of life insurance products. Asset information is not used by the Chief Operating Decision Maker (“CODM”) or included in the information provided to the CODM to make decisions and allocate resources.

The primary income measure used for assessing segment performance and making operating decisions is earnings before interest, income taxes, depreciation, amortization, and equity-based compensation (“Segment Earnings”). The segment measure of profitability also excludes corporate and other costs, including management, IT, overhead costs and certain other non-cash charges or benefits, such as any non-cash changes in fair value as well as technology or investment impairments.

Summarized below is information about the Company’s operations for the years ended December 31, 2022 and 2021 by business segment:

	Revenue		Earnings
	2022	2021	2022	2021
FOXO Labs	$483	$85	$(2,769)	$(4,790)
FOXO Life	28	35	(3,735)	(2,381)
	511	120	(6,504)	(7,171)
Corporate and other (a)			(87,311)	(30,199)
Interest expense			(1,440)	(1,118)
Total	$511	$120	$(95,255)	$(38,488)

(a)	Corporate and other includes stock-based compensation, including the consulting agreement, Cantor Commitment Fee and vendor shares, expense of $17,708, depreciation and amortization expense of $1,487, change in fair value of convertible debentures and warrant liability expense of $26,104, $1,307 for impairment charge and $27,544 of other non-operating expenses for the year ended December 31, 2022. Additionally, the year ended December 31, 2022 included. For the year ended December 31, 2021 corporate and other included stock-based compensation, depreciation, changes in fair value of the convertible debentures and investment impairment of $131, $98, $21,703, and $400 respectively. See Notes 5, 6, 7, 9 and 11 for additional information.

Note 15 COMMITMENTS, CONTINGENCIES, AND OTHER SEVERANCE

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

Supplier Commitments

The Company made a 10,000 unit purchase commitment for supplies of which 3,000 remain outstanding as of December 31, 2022. Additionally, in the fourth quarter of 2022, the Company made a $92 commitment for sample processing within one year from the order. Collectively, the Company has a commitment of $146 remaining in the coming year related to these commitments.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Legal Proceedings

On November 18, 2022, Smithline Family Trust II (“Smithline”) filed a complaint against the Company and Jon Sabes, the Company’s former Chief Executive Officer and a current member of the Company’s board of directors, in the Supreme Court of the State of New York, County of New York, Index 0654430/2022. The complaint asserts claims for breach of contract, unjust enrichment and fraud, alleging that (i) the Company breached its obligations to Smithline pursuant to that certain Securities Purchase Agreement, dated January 25, 2021, between FOXO Technologies Operating Company and Smithline, an accompanying 12.5% Original Issue Discount Convertible Debenture, due February 23, 2022, and Warrant to purchase shares of FOXO common stock until February 23, 2024 (collectively, including any amendment or other document entered into in connection therewith, the “Financing Documents”), (ii) the Company and Mr. Sabes were unjustly enriched as a result of their alleged actions and omissions in connection with the Financing Documents, and (iii) the Company and Mr. Sabes made materially false statements or omitted material information in connection with the Financing Documents. The complaint claims damages in excess of a minimum of $6,207 on each of the three causes of action, plus attorneys’ fees and costs.

On December 23, 2022, FOXO removed this action from the Supreme Court of the State of New York, County of New York to the United States District Court for the Southern District of New York, Case 1:22-cv-10858-VEC. The action was assigned to Judge Valerie E. Caproni, and the Initial Pretrial Conference will be held on February 24, 2023.

On February 1, 2023, defendant Jon Sabes moved to dismiss the complaint pursuant to Fed. R. Civ. P. 12(b)(2) and 12(b)(6), which was denied on February 27, 2023

On February 22, 2023, Smithline filed an Amended Complaint. The Company filed its Answer to the Amended Complaint on March 8, 2023.

This action is at an early stage in the litigation process and the Company is unable to determine the outcome. The Company intends to contest this case vigorously.

The Company accrues for costs associated with certain contingencies, including, but not limited to, settlement of legal proceedings, regulatory compliance matters and self insurance exposures when such costs are probable and reasonably estimable. In addition, the Company accrues for legal fees incurred in defense of asserted litigation and regulatory matters as such legal fees are incurred. To the extent it is probable under our existing insurance coverage that we are able to recover losses and legal fees related to contingencies, we record such recoveries concurrently with the accrual of the related loss or legal fees. Significant management judgment is required to estimate the amounts of such contingent liabilities and the related insurance recoveries. In our determination of the probability and ability to estimate contingent liabilities and related insurance recoveries we consider the following: litigation exposure based on currently available information, consultations with external legal counsel, adequacy and applicability of existing insurance coverage and other pertinent facts and circumstances regarding the contingency. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved; and such changes are recorded in the consolidated statements of operations during the period of the change and appropriately reflected in the consolidated balance sheets. As of December 31, 2021 and 2022 the Company does not have any accruals related to the settlement of legal proceedings.

The Company is also party to various other legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business, and we may in the future be subject to additional legal proceedings and disputes.

Former CEO Severance

As of December 31, 2022, the Board has yet to complete its review whether the former CEO was terminated with or without cause. Accordingly, the Company has yet to make a determination on its obligations under the former CEO’s employment agreement. The Company has accrued for his severance and has recognized expenses related to his equity-based compensation per the terms of his contract while the matter remains under review.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Should the review conclude that the former CEO was terminated without cause then the former CEO will receive thirty-six months of severance based on his base salary, his options granted immediately vest, and his Management Contingent Share Plan related to performance-based conditions that have been met become fully vested. $576 of severance and related expense is recorded within accrued severance and the remaining $999 recorded within other liabilities on the consolidated balance sheets. The corresponding expense is recognized within selling, general and administrative expense on the consolidated statements of operations. The Company recognized $8,695 of expense related to the Management Contingent Share Plan.

Should the review conclude the former CEO was terminated with cause then no severance or continued benefits are due and the Company will account for the forfeiture of his Management Contingent Share Plan and reverse the accrual and corresponding expense related to his severance.

Additionally, the Company cancelled the Management Contingent Share Plan related to performance based conditions that have not been met.

Other Severance

During the fourth quarter of 2022, two employees with severance agreements were terminated. The Company intends to pay the severance over the course of the severance period. Accordingly, amounts are presented within accrued severance and other liabilities on the Company’s consolidated balance sheet. Additionally, the accrued severance includes an accrual to replace the 50,000 shares issued as part of the Management Contingent Share Plan in accordance with the severance agreement.

Note 16 SPONSORED RESEARCH

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

The Company is responsible for payments up to $849 related to the agreement, half of which was paid upon contract execution during the second quarter of 2022. Remaining payments are due as follows: (i) 20% upon the enrollment of the first patient, (ii) 20% upon the enrollment of the final patient and (iii) 10% upon lab receipt of shipments for all initially planned assays. In addition to the $424 payment upon execution, the Company incurred $272 of other costs related to VECTOR. Costs associated with the clinical trial agreement are being recorded as research and development expenses in the consolidated statements of operations. The research study associated with this arrangement is on hold and the Company will not be required to make payments until it resumes and milestones are met. See Note 4 for additional information related to the health study tool.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

As part of the CRADA agreement, the Company agreed to provide funding totaling $200 under the two-year term of the agreement. The Company recognized $100 and $54 in sponsored research expenses related to this agreement during the year ended December 31, 2022 and 2021, respectively. These amounts are recorded within research and development expenses in the consolidated statements of operations.

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

As part of the CHOP Agreement, the Company will provide funding totaling $311 over a two-year period, commencing February 1, 2021. The Company recognized $159 and $126 in sponsored research expenses during the year ended December 31, 2022 and 2021, respectively. These amounts are recorded within research and development expenses in the consolidated statements of operations.

Parallel Run Study

During the third quarter of 2022, the Company executed a Memorandum of Understanding and Pilot Research Agreement (the “Agreement”) with both a life insurance carrier and a reinsurer. The purpose of the Agreement is to conduct a parallel run study, using a minimum of 2,500 participants, comparing traditional medical underwriting results to those obtained through use of the Company’s saliva-based epigenetic biomarker technology. The Agreement is intended to assess the value of the Company’s technology for a saliva-based next-generation underwriting protocol and will help determine whether the parties will later enter into a commercial agreement. The Agreement commenced in the third quarter of 2022 and will continue until the sooner of project completion, project termination, or the Company and the life insurance carrier entering into a commercial agreement for the scaled rollout of FOXO’s technology in the life insurance carrier’s underwriting processes. The Company has determined that costs associated with the agreement will be recorded as research and development expenses in the consolidated statements of operations in accordance with accounting standards codification guidance. The agreement stipulates that the life insurance carrier and reinsurer will share in costs equally with the Company up to $200 each. Cost sharing reimbursements received from the life insurance carrier and reinsurer have been recorded within parallel run advance in the consolidated balance sheet as of December 31, 2022 and are being recognized as contra expenses in the consolidated statement of operations as the Company incurs costs related to the agreement.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 17 SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to March 30, 2023, the date that the consolidated financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying financial statements.

FOXO Life Insurance Company

On February 3, 2023, the Company consummated the previously announced sale of FOXO Life Insurance Company to Security National Life Insurance Company (the “Buyer”). At the closing, all of the FOXO Life Insurance Company’s shares were cancelled and retired and ceased to exist in exchange for the assignment to the Company of FOXO Life Insurance Company’s statutory capital and surplus amount of $5,002, as of the Closing Date, minus $200 (the “Merger Consideration”). Pursuant to the transaction, at the closing, the Company paid the Buyer’s third-party out-of-pocket costs and expenses of $51. After the Merger Consideration and Buyer’s third party expenses, the transaction resulted in the Company gaining access to $4,751 that was previously held as statutory capital and surplus pursuant to the Arkansas Code.