Form 10-Q
period 2023-03-31
FOXO TECHNOLOGIES INC.
filed 2023-05-11
CIK 1812360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 11, 2023, there were 27,168,069 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) of the registrant issued and outstanding.

FOXO TECHNOLOGIES INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q, or this Report, and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, without limitation, Statements regarding estimates and forecasts of financial and performance metrics, projections of market opportunity and market share, potential benefits and the commercial attractiveness to its customers of our products and services, the potential success of our marketing and expansion strategies, realization of the potential benefits of the Business Combination (including with respect to stockholder value and other aspects of our business identified in this Report), as well as other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors including, without limitation, the direct and indirect effects of coronavirus disease 2019, or COVID-19, and related issues that may arise therefrom.

Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Part I., Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed the Securities and Exchange Commission (the “SEC”) on March 31, 2023, and elsewhere in this Report such as, but not limited to:

●	we have a history of losses and it may not achieve or maintain profitability in the future;

●	our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern, which could limit our ability to raise additional capital;

●	we will require additional capital to commercialize our product and service offerings and grow our business, which may not be available on terms acceptable to us or at all;

●	the loss of the services of our current executives or other key employees, or failure to attract additional key employees;

●	the strength of our brands and our ability to develop, maintain and enhance our brands and our ability to develop and expand our customer base;

●	access to the substantial resources to continue the development of new products and services;

●	our ability to integrate molecular biotechnology into the life insurance industry;

●	our ability to commercialize our technology enabled products and services with a high level of service at a competitive price, achieve sufficient sales volumes to realize economies of scale and create innovative new products and services to offer to our customers;

●	our ability to effectively and in a cost-feasible manner acquire, maintain and engage with our targeted customers;

●	the impact on our business of security incidents or real or perceived errors, failures or bugs in our systems and/or websites

●	the impact of changes in the general economic conditions;

●	our plans to expand operations abroad, through planned partnerships with international life insurance carriers;

●	our success and ability to establish and grow our epigenetic testing service and the development of epigenetic biomarkers for use in life insurance underwriting;

●	our ability to apply the relatively new field of epigenetics to life insurance underwriting;

●	our ability to validate and improve the results of our 2019 Pilot Study;

●	the impact of competition in the personal health and wellness testing market;

●	our ability to procure materials and services from third-party suppliers for our epigenetic testing services;

●	our ability to maintain compliance now or in the future to laws and regulations relating to laboratory testing, our underwriting technology and consumer engagement services and our use of saliva-based epigenetic biomarkers;

●	our ability to maintain focus on our main business line initiatives, while providing ancillary product and service offerings that support our baseline technology;

●	our ability to satisfy the regulatory conditions that our life insurance business operates in;

ii

●	the ability to contract or maintain relationships related to selling life insurance products underwritten and issued by third-party carriers;

●	our success and ability to establish and grow our MGA Model (as described below);

●	the impact of an overall decline in life insurance product sales;

●	competition in the life insurance industry;

●	our ability to underwrite risks accurately and charge competitive yet profitable premium rates;

●	the dependence on search engines, social media platforms, content-based online advertising and other online sources to attract customers to our website;

●	our ability to comply with customer privacy and data privacy and security laws and regulations;

●	our ability to prevent or address the misappropriation of our data;

●	our ability to comply with current and changes to the extensive insurance industry regulations in each state that we operate;

●	the impact of new legislation or legal requirements affecting how we communicate with our customers;

●	our ability to retain our license for patent pending methods of identifying epigenetic biomarkers and identifying saliva-based epigenetic biomarkers or intellectual property in general;

●	our ability to obtain sufficiently broad protection of our intellectual property throughout the world;

●	the impact of changes in trademark or patent law in the United States and other jurisdictions;

●	the impact of claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secret of their former employees;

●	our ability to successfully register and enforce our trademarks;

●	the impact of claims challenging the inventorship of our patents and other intellectual property;

●	the adequacy of our patent terms to protect our competitive position; and

●	the risks to our proprietary software and source code from our use of open source software.

Unless expressly indicated or the context requires otherwise, the terms “FOXO,” the “Company,” “we,” “us” or “our” in this Report refer to FOXO Technologies Inc., a Delaware corporation, and, where appropriate, its subsidiaries.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOXO TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,155	$5,515
Supplies	1,302	1,313
Prepaid expenses	2,117	2,686
Prepaid consulting fees	595	2,676
Other current assets	107	114
Total current assets	6,276	12,304
Intangible assets	1,863	2,043
Reinsurance recoverables	-	18,573
Cloud computing arrangements	1,483	2,225
Other assets	251	263
Total assets	$9,873	$35,408

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,977	$3,466
Related party payable	500	500
Senior PIK Notes	3,368	1,409
Accrued severance	1,212	1,045
Accrued and other liabilities	528	493
Total current liabilities	8,585	6,913
Warrant liability	311	311
Senior PIK Notes	-	1,730
Policy reserves	-	18,573
Other liabilities	1,007	1,173
Total liabilities	9,903	28,700
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued or outstanding as of March 31, 2023 and December 31, 2022	-	-
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 29,558,830 and 29,669,830 issued, and 27,418,069 and 27,529,069 outstanding as of March 31, 2023 and December 31, 2022, respectively	3	3
Treasury stock, at cost, 2,140,761 as of March 31, 2023 and December 31, 2022	-	-
Additional paid-in capital	154,837	153,936
Accumulated deficit	(154,870)	(147,231)
Total stockholders’ equity (deficit)	(30)	6,708
Total liabilities and stockholders’ equity (deficit)	$9,873	$35,408

See accompanying Notes to Unaudited Consolidated Financial Statements

Foxo Technologies INc. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Total revenue	$13	$40
Operating expenses:
Research and development	309	601
Management contingent share plan	764	-
Selling, general and administrative	6,332	4,002
Total operating expenses	7,405	4,603
Loss from operations	(7,392)	(4,563)
Non-cash change in fair value of convertible debentures	-	(7,432)
Interest expense	(225)	(322)
Other expense	(22)	(50)
Total non-operating expense	(247)	(7,804)
Loss before income taxes	(7,639)	(12,367)
Provision for income taxes	-	-
Net loss	$(7,639)	$(12,367)

Net loss per share of Class A common stock, basic and diluted	$(0.33)	$(2.12)

See accompanying Notes to Unaudited Consolidated Financial Statements

FOXO TECHNOLOGIES INC. and subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands)

(Unaudited)

	FOXO Technologies Operating Company						FOXO Technologies Inc.			Additional
	Series A Preferred Stock		Common Stock (Class A)		Common Stock (Class B)		Common Stock (Class A)		Treasury Stock	Paid-in-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Deficit	Total

Balance, December 31, 2021	8,000,000	$21,854	30,208	$-	2,000,000	$-	-	$-	-	$4,902	$(51,976)	$(25,220)
Net loss	-	-	-	-	-	-	-	-	-	-	(12,367)	(12,367)
Lease contributions	-	-	-	-	-	-	-	-	-	136	-	136
Stock based compensation	-	-	-	-	-	-	-	-	-	251	-	251
Issuance of shares for exercised stock options	-	-	14,946	-	-	-	-	-	-	-	-	-
Balance, March 31, 2022	8,000,000	$21,854	45,154	$-	2,000,000	$-	-	$-	-	$5,289	$(64,343)	$(37,200)

Balance, December 31, 2022	-	$-	-	$-	-	$-	29,669,830	$3	(2,140,761)	$153,936	$(147,231)	$6,708
Net loss	-	-	-	-	-	-	-	-	-	-	(7,639)	(7,639)
Stock based compensation	-	-	-	-	-	-	(111,000)	-	-	901	-	901
Balance, March 31, 2023	-	$-	-	$-	-	$-	29,558,830	$3	(2,140,761)	$154,837	$(154,870)	$(30)

See accompanying Notes to Unaudited Consolidated Financial Statements

FOXO TECHNOLOGIES INC. and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,639)	$(12,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	929	31
Stock-based compensation	901	231
Amortization of consulting fees paid in common stock	1,725	-
Change in fair value of convertible debentures	-	7,432
PIK interest	135	-
Amortization of debt issuance costs	94	-
Contributions in the form of rent payments	-	136
Recognition of prepaid offering costs upon election of fair value option	-	107
Other	6	-
Changes in operating assets and liabilities:
Supplies	11	57
Prepaid expenses and consulting fees	925	(132)
Other current assets	7	-
Cloud computing arrangements	-	(621)
Accounts payable	(489)	(2,209)
Accrued and other liabilities	35	149
Net cash used in operating activities	(3,360)	(7,186)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(39)
Development of internal use software	-	(519)
Net cash used in investing activities	-	(558)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	-	22,500
Deferred offering costs	-	(19)
Net cash provided by financing activities	-	22,481
Net increase (decrease) in cash and cash equivalents	(3,360)	14,737
Cash and cash equivalents at beginning of period	5,515	6,856
Cash and cash equivalents at end of period	$2,155	$21,593

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

The Business Combination

On February 24, 2022, Delwinds entered into a definitive Agreement and Plan of Merger, dated as of February 24, 2022, as amended on April 26, 2022, July 6, 2022 and August 12, 2022 (the “Merger Agreement”), with FOXO Technologies Inc., now known as FOXO Technologies Operating Company (“FOXO Technologies Operating Company”), DWIN Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Delwinds (“Merger Sub”), and DIAC Sponsor LLC (the “Sponsor”), in its capacity as the representative of the stockholders of Delwinds from and after the closing (the “Closing”) of the transactions contemplated by the Merger Agreement (collectively, the “Transaction” or the “Business Combination”).

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

Following the Closing, FOXO is a holding company whose wholly-owned subsidiary, FOXO Technologies Operating Company, conducts all of the core business operations. FOXO Technologies Operating Company maintains its two wholly-owned subsidiaries, FOXO Labs Inc. and FOXO Life, LLC. FOXO Labs maintains a wholly-owned subsidiary, Scientific Testing Partners, LLC, while FOXO Life Insurance Company was a wholly-owned subsidiary of FOXO Life, LLC. See Note 10 for more information on FOXO Life Insurance Company. References to “FOXO” and the “Company” in these consolidated financial statements refer to FOXO Technologies Operating Company and its wholly-owned subsidiaries prior to the Closing and FOXO Technologies Inc. following the Closing.

Note 2 LIQUIDITY AND MANAGEMENT’S PLAN

The Company’s history of losses requires management to critically assess its ability to continue operating as a going concern. For the quarter ended March 31, 2023, the Company incurred a net loss of $7,639. As of March 31, 2023, the Company had an accumulated deficit of $154,870. Cash used in operating activities for the three months ended March 31, 2023 was $3,360. As of March 31, 2023, the Company had $2,155 of available cash and cash equivalents.

The Company’s ability to continue as a going concern is dependent on generating revenue, raising additional equity or debt capital, reducing losses and improving future cash flows. The Company will continue ongoing capital raise initiatives and has demonstrated previous success in raising capital to support its operations. For instance, in the first and second quarters of 2022, the Company issued convertible debentures for $28,000 that subsequently converted to equity. The Company also completed its transaction with Delwinds that was initially intended to provide up to $300,000 of capital to the Company. An equity line of credit agreement, a backstop agreement, and forward purchase agreement were also part of the Business Combination and were intended to provide capital. Ultimately, the series of transactions associated with the Business Combination did not result in any net proceeds for the Company. Additionally, we are unlikely to receive proceeds from the exercise of outstanding warrants as a result of the difference between our current trading price of the Company’s Class A Common Stock and the exercise price of the various warrants.

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

During the first quarter of 2023, the Company completed the sale FOXO Life Insurance Company in order to gain access to the cash held as statutory capital and surplus at FOXO Life Insurance Company. See Note 10 for more information. The Company intends to use the cash previously held at FOXO Life Insurance Capital to fund its operation as it continues to (i) pursue additional avenues to capitalize the Company and (ii) commercialize its products to generate revenue. See Note 13 for additional information on an Exchange Offer and PIK Note Offer to Amend that are structured to allow the Company to more easily raise capital.

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

Note 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting, and thus the accompanying unaudited consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2022 and the notes thereto. The consolidated balance sheet data as of December 31, 2022 was derived from the audited consolidated financial statements as of that date but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of a normal or recurring nature, which are necessary for a fair presentation of financial position, operating results and cash flows for the periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

The unaudited consolidated financial statements include the accounts of FOXO and its wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as modified by the Jumpstart Our Business Startups Act of 2012, and it thus may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies.

The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. For further information regarding the Company’s basis of presentation and use of estimates, refer to the audited consolidated financial statements as of and for the year ended December 31, 2022. The policies and estimates described in that report are used for preparing the Company’s quarterly unaudited consolidated financial statements.

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 4 INTANGIBLE ASSETS AND CLOUD COMPUTING ARRANGEMENTS

The components of intangible assets and cloud computing arrangements as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Epigenetics pipeline	$592	$592
Underwriting API	840	840
Longevity API	717	717
Less: accumulated amortization	(286)	(106)
Intangible assets	$1,863	$2,043

	March 31, 2023	December 31, 2022
Digital insurance platform	$2,966	$2,966
Less: accumulated amortization	(1,483)	(741)
Cloud computing arrangements	$1,483	$2,225

Amortization of the Company’s intangible assets and cloud computing arrangements is recorded on a straight-line basis within selling, general and administrative expenses. The Company recognized amortization expense of $922 for the three months ended March 31, 2023.

Note 5 DEBT

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

The Company has agreed to not obtain additional equity or debt financing, without the consent of a majority of the holders of the Senior PIK Notes, other than if a financing pays amounts owed on the Senior PIK Notes. The Company shall not incur other indebtedness, except for certain exempt indebtedness, until such time the Senior PIK Notes are repaid in full; however, the Senior PIK Notes are unsecured.

As of March 31, 2023, the Company has recorded $3,368 balance as current liabilities based on the monthly installments payment schedule. For the three months ended March 31, 2023 the Company recognized $135 of contractual interest expense on the Senior PIK Notes and $94 related to the amortization of debt issuance costs on the Senior PIK Notes.

Note 6 RELATED PARTY TRANSACTIONS

Office Space

The Company subleased its office space from an investor through May of 2022. The investor paid all lease costs, including common area maintenance and other property management fees, on the Company’s behalf. These payments were treated as additional capital contributions.

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Sponsor Loan

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor loaned Delwinds funds for working capital. As of March 31, 2023, $500 was remaining due to the Sponsor and is shown as a related party payable in the consolidated balance sheet.

Consulting Agreement

In April 2022, the Company executed a consulting agreement with an individual (the “Consultant”) considered to be a related party of the Company as a result of his investment in the 2021 Bridge Debentures. The agreement has a term of twelve months, over which the Consultant is to provide services that include, but are not limited to, advisory services relating to the implementation and completion of the Business Combination. Following the execution of the agreement, as compensation for such services to be rendered as well as related expenses over the term of the contract, the Consultant was paid a cash fee of $1,425. The consulting agreement also calls for the payment of an equity fee as compensation for such services. The Company issued 1,500,000 shares of legacy FOXO Class A Common Stock to the Consultant during the second quarter of 2022 to satisfy the equity fee that converted into 871,256 shares of Class A Common Stock. The Company has determined that all compensation costs related to the consulting agreement, including both cash fees and the equity fee, represent remuneration for services to be rendered evenly over the contract term. Thus, all such costs were initially recorded at fair value as prepaid consulting fees in the consolidated balance sheet and are being recognized as selling, general and administrative expenses in the consolidated statement of operations on a straight-line basis over the term of the contract. For the three months ended March 31, 2023, $2,081 in expenses were recognized related to the consulting agreement.

Contractor Agreement

In October 2021, FOXO entered into a Contractor Agreement with Dr. Murdoc Khaleghi, one of its directors, under which Dr. Khaleghi serves as FOXO’s Chief Medical Officer. The Company paid Dr. Khaleghi $0 and $27 for the three months ended March 31, 2023 and 2022, respectively. Additionally, Dr. Khaleghi received 80,000 shares under the Management Contingent Share Plan related to his service under the Contractor Agreement with the Company recognizing $15 of expense during the three months ended March 31, 2023. During the fourth quarter of 2022, Dr. Khaleghi and the Company paused services and payments under this arrangement.

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

Preferred Stock

The Amended and Restated Company Charter authorizes the Company to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023, there were no shares of preferred stock issued or outstanding.

Warrants

Public Warrants and Private Placement Warrants

The Company issued 10,062,500 common stock warrants in connection with Delwinds’ initial public offering (the “IPO”) (the “Public Warrants”). Simultaneously with the closing of the IPO, Delwinds consummated the private placement of 316,250 common stock warrants (the “Private Placement Warrants”).

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Each Public Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment. The Public Warrants became exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the Class A Common Stock issuable upon the exercise of the Private Placement Warrants were not transferable, assignable or salable until 30 days after the Business Combination was completed, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Assumed Warrants

At Closing of the Business Combination, the Company assumed common stock warrants to purchase FOXO Class A Common Stock (“Assumed Warrants”) and exchanged such Assumed Warrants for common stock warrants to purchase 1,905,853 shares of the Company’s Class A Common Stock. Each Assumed Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $6.21 per share, subject to adjustment. The Assumed Warrants are exercisable over a three-year period from the date of issuance. The Assumed Warrants include a down round provision that should the Company issue common stock for a consideration of less than $6.21 per share then the exercise price shall be lowered to the new consideration amount on a per share basis with a simultaneous and corresponding increase to the number of warrants.

Note 8 NET LOSS PER SHARE

The Business Combination was accounted for as a reverse recapitalization by which FOXO Technologies Operating Company issued equity for the net assets of Delwinds accompanied by a recapitalization. Earnings per share has been recast for all historical periods to reflect the Company’s capital structure for all comparative periods.

The Company excluded the effect of the 4,237,000 Management Contingent Shares outstanding and not vested as of March 31, 2023 from the computation of basic net loss per share for the three months ended March 31, 2023, as the conditions to trigger the vesting of the Management Contingent Shares had not been satisfied as of March 31, 2023. Shares issued to the Company’s former CEO pursuant to the Management Contingent Share Plan which are under review to determine if such shares should be forfeited in accordance with such plan are included in net loss per share. See Note 12 for additional information.

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Company excluded the effect of the Public Warrants, the Private Placement Warrants, the Assumed Options, and Assumed Warrants from the computation of diluted net loss per share for the three months ended March 31, 2023 as their inclusion would have been anti-dilutive because the Company was in a loss position for such periods. The Assumed Options, the Assumed Warrants, and Bridge Debentures were excluded from the three months ended March 31, 2022 as their inclusion would have been anti-dilutive.

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated based on the weighted average number of shares outstanding during the respective periods:

	Three Months Ended March 31,
	2023	2022
Net loss available to common shares	$(7,639)	$(12,367)
Basic and diluted weighted average number of Class A Common Stock	23,181	5,827
Basic and diluted net loss per share available to Class A Common Stock	$(0.33)	$(2.12)

The following Class A common stock equivalents have been excluded from the computation of diluted net loss per common share as the effect would be antidilutive and reduce the net loss per common stock (shares in actuals):

	Three Months Ended March 31,
	2023	2022
Series A preferred stock	-	4,646,698
2021 Bridge Debentures	-	6,759,642
2022 Bridge Debentures	-	7,810,509
Public and private warrants	10,378,750	-
Assumed warrants	1,905,853	1,905,853
Assumed options	2,273,099	2,965,500
Total antidilutive shares	14,557,702	24,088,202

Note 9 FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measurements Using Inputs Considered as:
March 31, 2023	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$311	$302	$9	$-
Total liabilities	$311	$302	$9	$-

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	Fair Value Measurements Using Inputs Considered as:
December 31, 2022	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$311	$302	$9	$-
Total liabilities	$311	$302	$9	$-

Warrant Liability

The Public Warrants and Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability on the Company’s balance sheet. The warrant liability is measured at fair value on a recurring basis, with any changes, if applicable, in the fair value presented as change in fair value of warrant liability in the Company’s statement of operations. The measurement of the Public Warrants is classified as Level 1 due to the use of an observable market quote in an active market under ticker FOXO-WT. As the transfer of the Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

Bridge Debentures

The Company elected the fair value option on both the 2021 and 2022 Bridge Debentures that converted to shares of FOXO Class A Common Stock as part of the Business Combination. Changes in the Company’s prior fair value measurements are recorded as non-cash change in fair value of convertible debentures in the consolidated statements of operations.

Note 10 FOXO LIFE INSURANCE COMPANY

On February 3, 2023, the Company consummated the previously announced sale of FOXO Life Insurance Company to Security National Life Insurance Company (the “Buyer”). At closing, all of the FOXO Life Insurance Company’s shares were cancelled and retired and ceased to exist in exchange for the assignment to the Company of FOXO Life Insurance Company’s statutory capital and surplus amount of $5,002, as of the closing date, minus $200 (the “Merger Consideration”). Pursuant to the transaction, at the closing, the Company paid the Buyer’s third-party out-of-pocket costs and expenses of $51 resulting in a total loss of $251 that was recognized within selling, general and administrative expense on the consolidated statements of operations. After the Merger Consideration and Buyer’s third party expenses, the transaction resulted in the Company gaining access to $4,751 that was previously held as statutory capital and surplus pursuant to the Arkansas Insurance Code.

Note 11 BUSINESS SEGMENT

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

The primary income measure used for assessing segment performance and making operating decisions is earnings before interest, income taxes, depreciation, amortization, and stock-based compensation (“Segment Earnings”). The segment measure of profitability also excludes corporate and other costs, including management, IT, overhead costs and certain other non-cash charges or benefits, such as any non-cash changes in fair value.

Summarized below is information about the Company’s operations for the three months ended March 31, 2023 and 2022 by business segment:

	Three Months Ended March 31,
	Revenue		Earnings
	2023	2022	2023	2022
FOXO Labs	$7	$32	$(290)	$(504)
FOXO Life	6	8	(647)	(803)
	13	40	(937)	(1,307)
Corporate and other (a)			(6,477)	(10,738)
Interest expense			(225)	(322)
Total	$13	$40	$(7,639)	$(12,367)

(a)	Corporate and other includes stock-based compensation, including the consulting agreement, expense of $2,626 and depreciation and amortization expense of $929 for the three months ended March 31, 2023. For the three months ended March 31, 2022 corporate and other included stock-based compensation, depreciation, and changes in fair value of the convertible debentures of $231, $31, and $7,432 respectively. See Notes 4, 6, and 9 for additional information.

Note 12 COMMITMENTS AND CONTINGENCIES

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

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Supplier and Other Commitments

The Company made a 10,000 unit purchase commitment for supplies of which 3,000 remain outstanding as of March 31, 2023. Additionally, the Company has a $92 commitment for sample processing within one year from the order. Collectively, the Company has a commitment of $146 remaining in 2023 related to these commitments.

Additionally, the Company has committed to pay $238, primarily related to an advisor fee, of which the advisor fee is due no later than June 30, 2023.

Legal Proceedings

On November 18, 2022, Smithline Family Trust II (“Smithline”) filed a complaint against the Company and Jon Sabes, the Company’s former Chief Executive Officer and a former member of the Company’s board of directors, in the Supreme Court of the State of New York, County of New York, Index 0654430/2022. The complaint asserts claims for breach of contract, unjust enrichment and fraud, alleging that (i) the Company breached its obligations to Smithline pursuant to that certain Securities Purchase Agreement, dated January 25, 2021, between FOXO Technologies Operating Company and Smithline, an accompanying 12.5% Original Issue Discount Convertible Debenture, due February 23, 2022, and Warrant to purchase shares of FOXO common stock until February 23, 2024 (collectively, including any amendment or other document entered into in connection therewith, the “Financing Documents”), (ii) the Company and Mr. Sabes were unjustly enriched as a result of their alleged actions and omissions in connection with the Financing Documents, and (iii) the Company and Mr. Sabes made materially false statements or omitted material information in connection with the Financing Documents. The complaint claims damages in excess of a minimum of $6,207 on each of the three causes of action, plus attorneys’ fees and costs.

On December 23, 2022, FOXO removed this action from the Supreme Court of the State of New York, County of New York to the United States District Court for the Southern District of New York, Case 1:22-cv-10858-VEC. The action was assigned to Judge Valerie E. Caproni.

On February 1, 2023, defendant Jon Sabes moved to dismiss the complaint pursuant to Fed. R. Civ. P. 12(b)(2) and 12(b)(6). On February 22, 2023, Smithline filed an Amended Complaint. The Company filed its Answer to the Amended Complaint on March 8, 2023.

This action is at an early stage in the litigation process and the Company is unable to determine the outcome. The Company intends to contest this case vigorously.

The Company accrues for costs associated with certain contingencies, including, but not limited to, settlement of legal proceedings, regulatory compliance matters and self-insurance exposures when such costs are probable and reasonably estimable. In addition, the Company accrues for legal fees incurred in defense of asserted litigation and regulatory matters as such legal fees are incurred. To the extent it is probable under our existing insurance coverage that we are able to recover losses and legal fees related to contingencies, we record such recoveries concurrently with the accrual of the related loss or legal fees. Significant management judgment is required to estimate the amounts of such contingent liabilities and the related insurance recoveries. In our determination of the probability and ability to estimate contingent liabilities and related insurance recoveries we consider the following: litigation exposure based on currently available information, consultations with external legal counsel, adequacy and applicability of existing insurance coverage and other pertinent facts and circumstances regarding the contingency. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved; and such changes are recorded in the consolidated statements of operations during the period of the change and appropriately reflected in the consolidated balance sheets. As of March 31, 2023 and December 31, 2022 the Company does not have any accruals related to the settlement of legal proceedings.

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

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Former CEO Severance

As of March 31, 2023, the Board has yet to complete its review into whether the former CEO was terminated with or without cause. Accordingly, the Company has yet to make a determination on its obligations under the former CEO’s employment agreement. The Company has accrued for his severance and has recognized expenses related to his stock-based compensation per the terms of his contract while the matter remains under review.

Should the review conclude that the former CEO was terminated without cause then the former CEO will receive thirty-six months of severance based on his base salary, his options granted immediately vest, and his Management Contingent Share Plan related to performance-based conditions that have been met become fully vested. $696 of severance is recorded within accrued severance and the remaining $879 recorded within other liabilities on the consolidated balance sheets. The corresponding expense was recognized within selling, general and administrative expense on the consolidated statements of operations at the time of his termination during the fourth quarter of 2022.

Should the review conclude the former CEO was terminated with cause then no severance or continued benefits are due and the Company will account for the forfeiture of the shares issued pursuant to the Management Contingent Share Plan as well as reverse the accrual and corresponding expense related to his severance. The forfeiture of the shares issued pursuant to the Management Contingent Share Plan would result in the Company reversing $9,130 of expense previously recognized related to the performance condition that has been met and based on his service prior to his termination as well as the vesting upon his termination.

Additionally, the Company cancelled the shares issued pursuant to the Management Contingent Share Plan related to performance based conditions that were not met as of the termination date.

Note 13 SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to May 11, 2023, the date that the unaudited consolidated financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying financial statements.

Digital Insurance Platform

In April of 2023 and as part of the Company’s planning, the Company finalized its objectives and key results (“OKRs”) for the second quarter of 2023. As part of the OKR process the Company’s goals to support the digital insurance platform indicated that the manner in which the digital insurance platform is used and corresponding cash flows would no longer support the asset. Accordingly, the Company recognized a $1,425 impairment loss in April of 2023 representing the remaining unamortized balance of the digital insurance platform at the date of impairment.

Exchange Offer and PIK Note Offer to Amend

References herein to “Common Stock Equivalents” shall have the meaning given to such term in the Original Securities Purchase Agreement and/or the PIK Note Purchase Agreement, as the context requires. On April 27, 2023, the Company commenced an exchange offer (the “Exchange Offer”), whereby holders of the Assumed Warrants may exchange such Assumed Warrants for shares of Class A Common Stock at a rate of 4.83 shares for each Assumed Warrant. As part of the Exchange Offer, the Company is also soliciting consents from holders of Assumed Warrants to amend and restate the Original Securities Purchase Agreement to provide that the issuance of shares of Class A Common Stock and certain issuances of Common Stock Equivalents, including in connection with certain private placements and public financings, the Exchange Offer, the PIK Note Amendment, the 2022 Debenture Release, and as Private Placement Additional Consideration (each as defined below), do not trigger, and cannot be deemed to have triggered, any anti-dilution adjustments in the securities issued pursuant to the Original Securities Purchase Agreement, including the Assumed Warrants.

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

If all outstanding Assumed Warrants are tendered in the Exchange Offer and assuming all required approvals, including stockholder approval, are obtained, the Company’s obligation to issue 1,905,853 shares of Class A Common Stock under the Assumed Warrants would be eliminated and approximately 9,205,270 shares of Class A Common Stock would be issued to the Assumed Warrant holders in exchange for the Assumed Warrants.

Concurrently with the Exchange Offer, the Company is soliciting approval from the holders of the Company’s Senior PIK Notes in exchange for shares of Class A Common Stock at a rate of 1.25 shares of Class A Common Stock for every $1.00 of the original principal amount of their Senior PIK Notes (the “PIK Note Offer to Amend”) to amend the PIK Note Purchase Agreement to permit certain issuances by the Company of Class A Common Stock and Common Stock Equivalents without prepaying the Senior PIK Notes, in connection with certain private placements and public financings, the Exchange Offer, the PIK Note Offer to Amend, the 2022 Debenture Release (as defined below), and as Private Placement Additional Consideration (as defined below) (collectively, the “PIK Note Amendment”).

Assuming the Company receives consents from all Senior PIK Note holders and all required approvals, including stockholder approval, are obtained, the Company will issue on a pro rata basis to the holders of the PIK Notes approximately 4,321,875 shares of Class A Common Stock in consideration for the PIK Note Amendment.

If the Company conducts a Private Placement because the PIK Note Amendment has been approved, each investor who participates in the Private Placement who was a holder of Assumed Warrants or Senior PIK Notes as of the commencement of the Exchange Offer or the PIK Note Offer to Amend, as applicable, and each former holder of 2022 Debentures, may receive additional shares of Class A Common Stock or Common Stock Equivalents in addition to the other terms of such Private Placement offered to all investors, whether or not such holder participated in the Exchange Offer or the PIK Note Offer to Amend, as applicable (the “Private Placement Additional Consideration”).

The Board has also authorized the Company to offer Class A Common Stock or Common Stock Equivalents in exchange for a general release by the former holders of 2022 Bridge Debentures, subject to stockholder approval and other conditions to be determined by the Company, at a future date to be determined by the Company (the “2022 Debenture Release”). As currently contemplated, each former holder of the 2022 Bridge Debentures that executes such general release would receive approximately 0.67 shares of Class A Common Stock for every $1.00 of original principal amount of its 2022 Bridge Debentures, and if all former holders of 2022 Bridge Debentures execute such general release, up to 18,760,000 shares of Class A Common Stock would be issued by the Company to such former holders of the 2022 Bridge Debentures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us,” “our” or “we” refer to FOXO Technologies Inc. and its consolidated subsidiaries. The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, capital resources and cash flows of our Company as of and for the periods presented below. You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, particularly in Part II, Item 1A, “Risk Factors.”. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future.

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

Business Trends

●	Life Insurance Demand. According to the 2023 Insurance Barometer Study, co-authored by nonprofit industry trade associations Life Insurance Marketing and Research Association and Life Happens, there are significant increases in consumer interest and demand for life insurance, with 39% of consumers surveyed reporting that they are likely to purchase life insurance in the next year. In addition, the study reported that only 52% of American adults owned life insurance, and 41% of Americans, both insured and uninsured, believe they need more coverage. While two-thirds of Americans report their lives have largely returned to normal following the pandemic, the 2023 Insurance Barometer Study indicated Americans’ intent to purchase life insurance is at an all-time high, with Gen Z adults and Millennials having the highest intent at 44%, and 50%, respectively.

●	Product Innovation. As life insurance carriers and distributors look to engage consumers’ renewed interest in life insurance coverage, industry analysts suggest that life insurance can succeed by adopting technology to (i) personalize every aspect of the consumer experience, transition from a traditional “assess and service” model toward a customer-centric “prescribe and prevent” model of health management; and (ii) develop innovative product solutions that place emphasis on product flexibility and innovation, including value-added services and nonmonetary benefits to attract consumers. Other analysts point to the need to reduce sales friction for both consumers and agents that stems from long underwriting timelines as a result of invasive blood and urine specimen collection.

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

FOXO Life Insurance Company

Due to market conditions, our capitalization following the Business Combination did not materialize in the way the Company anticipated, and did not possess the funding that we believed would be required to satisfy state regulations and regulatory bodies to issue new life insurance policies through FOXO Life Insurance Company. As such, we decided to not move forward with the launch of FOXO Life Insurance Company.

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

FOXO Technologies Operating Company (“Legacy FOXO”) was determined to be the accounting acquirer in the Business Combination. Accordingly, the acquisition of Legacy FOXO by the Company was accounted for as a reverse recapitalization. Under this method of accounting, the Company was treated as the acquiree for financial reporting purposes. The net assets of the Company were stated at their historical cost, with no goodwill or other separately identifiable intangible assets recorded. The balance sheet, results of operations and cash flows prior to the Business Combination are those of Legacy FOXO.

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

Recent Developments

Exchange Offer and PIK Note Offer to Amend

References herein to “Common Stock Equivalents” shall have the meaning given to such term in the Original Securities Purchase Agreement and/or the PIK Note Purchase Agreement, as the context requires. On April 27, 2023, the Company commenced an exchange offer (the “Exchange Offer”), whereby holders of the Assumed Warrants may exchange such Assumed Warrants for shares of Class A Common Stock at a rate of 4.83 shares for each Assumed Warrant. As part of the Exchange Offer, the Company is also soliciting consents from holders of Assumed Warrants to amend and restate the Original Securities Purchase Agreement to provide that the issuance of shares of Class A Common Stock and certain issuances of Common Stock Equivalents, including in connection with certain private placements and public financings, the Exchange Offer, the PIK Note Amendment, the 2022 Debenture Release, and as Private Placement Additional Consideration (each as defined below), do not trigger, and cannot be deemed to have triggered, any anti-dilution adjustments in the securities issued pursuant to the Original Securities Purchase Agreement, including the Assumed Warrants.

If all outstanding Assumed Warrants are tendered in the Exchange Offer and assuming all required approvals, including stockholder approval, are obtained, the Company’s obligation to issue 1,905,853 shares of Class A Common Stock under the Assumed Warrants would be eliminated and approximately 9,205,270 shares of Class A Common Stock would be issued to the Assumed Warrant holders in exchange for the Assumed Warrants.

Concurrently with the Exchange Offer, the Company is soliciting approval from the holders of the Company’s Senior PIK Notes in exchange for shares of Class A Common Stock at a rate of 1.25 shares of Class A Common Stock for every $1.00 of the original principal amount of their Senior PIK Notes (the “PIK Note Offer to Amend”) to amend the PIK Note Purchase Agreement to permit certain issuances by the Company of Class A Common Stock and Common Stock Equivalents without prepaying the Senior PIK Notes, in connection with certain private placements and public financings, the Exchange Offer, the PIK Note Offer to Amend, the 2022 Debenture Release (as defined below), and as Private Placement Additional Consideration (as defined below) (collectively, the “PIK Note Amendment”).

Assuming the Company receives consents from all Senior PIK Note holders and all required approvals, including stockholder approval, are obtained, the Company will issue on a pro rata basis to the holders of the PIK Notes approximately 4,321,875 shares of Class A Common Stock in consideration for the PIK Note Amendment.

If the Company conducts a Private Placement because the PIK Note Amendment has been approved, each investor who participates in the Private Placement who was a holder of Assumed Warrants or Senior PIK Notes as of the commencement of the Exchange Offer or the PIK Note Offer to Amend, as applicable, and each former holder of 2022 Debentures, may receive additional shares of Class A Common Stock or Common Stock Equivalents in addition to the other terms of such Private Placement offered to all investors, whether or not such holder participated in the Exchange Offer or the PIK Note Offer to Amend, as applicable (the “Private Placement Additional Consideration”).

The Board has also authorized the Company to offer Class A Common Stock or Common Stock Equivalents in exchange for a general release by the former holders of 2022 Bridge Debentures, subject to stockholder approval and other conditions to be determined by the Company, at a future date to be determined by the Company (the “2022 Debenture Release”). As currently contemplated, each former holder of the 2022 Bridge Debentures that executes such general release would receive approximately 0.67 shares of Class A Common Stock for every $1.00 of original principal amount of its 2022 Bridge Debentures, and if all former holders of 2022 Bridge Debentures execute such general release, up to 18,760,000 shares of Class A Common Stock would be issued by the Company to such former holders of the 2022 Bridge Debentures.

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

Adjusted EBITDA provides additional insight into our underlying, ongoing operating performance and facilitates period-to-period comparisons by excluding the earnings impact of interest, tax, depreciation and amortization, non-cash change in fair value of convertible debentures, and stock-based compensation. Management believes that presenting Adjusted EBITDA is more representative of our operational performance and may be more useful for investors. Adjusted EBITDA along with a reconciliation to net loss is shown in Other Operating Data within the Results of Operations below.

Results of Operations

Upon closing of the Business Combination, we changed our name to FOXO Technologies Inc. Results of operations included within this Report pertaining to periods ending prior to the Closing of the Business Combination on September 15, 2022 are those of Legacy FOXO.

Three Months Ended March 31, 2023 and 2022

(Dollars in thousands)	2023	2022	Change in $	Change in %
Total revenue	$13	$40	$(27)	(68)%
Operating expenses:
Research and development	309	601	(292)	(49)%
Management contingent share plan	764	-	764	N/A %
Selling, general and administrative	6,332	4,002	2,330	58%
Total operating expenses	7,405	4,603	2,802	61%
Loss from operations	(7,392)	(4,563)	(2,829)	62%
Non-operating expense	(247)	(7,804)	7,557	(97)%
Net loss	$(7,639)	$(12,367)	$4,728	(38)%

Revenues.    Total revenues were $13 for the three months ended March 31, 2023, compared to $40 for the three months ended March 31, 2022. The decrease in revenue was primarily driven by lower royalty revenue of $25 in the three months ended March 31, 2023 compared to the prior period related to a reduction of the royalty rate on Illumina, Inc.’s license to manufacture and sell Infinium Mouse Methylation Arrays using our epigenetic research. The remaining decrease relates to life insurance commissions earned as we ceased placing policies from our legacy agency business.

Research and Development.    Research and development expenses were $309 for the three months ended March 31, 2023, compared to $601 for the three months ended March 31, 2022. The decrease of $292, or 49%, was primarily driven by lower employee-related expenses and professional services to reduce our cost structure following the closing of the Business Combination. Additionally, there were an incremental $81 of research and development expenses in the three months ended March 31, 2022 related to a sponsored research agreement with the Children’s Hospital of Philadelphia (“CHOP”) and other research that is no longer ongoing.

Management Contingent Share Plan.     Management contingent share plan expenses were $764 for the three months ended March 31, 2023, as a result of issuing awards as part of the Business Combination. We began recognizing expense related to the performance condition for entering into a commercial research collaboration agreement.

Selling, General and Administrative.    Selling, general and administrative expenses were $6,332 for the three months ended March 31, 2023 compared to $4,002 for the three months ended March 31, 2022. The increase of $2,330, or 58%, was primarily due to costs incurred in the three months ended March 31, 2023 that did not occur in the prior period including (i) amortization of $2,081 of compensation costs associated with the Consulting Agreement (ii) amortization expense of $922 related to our cloud computing arrangements and intangible assets, (iii) a loss of $251 on the sale of FOXO Life Insurance Company, and (iv) incremental costs of being a public company. These increases were offset by lower employee-related expenses and professional services to reduce our cost structure following the closing of the Business Combination.

Non-operating expense.    Non-operating expense was $247 for the three months ended March 31, 2023, compared to $7,804 for the three months ended March 31, 2022. The decrease in non-operating expense primarily related to the conversion of our 2021 Bridge Debentures and 2022 Bridge Debentures as part of the Business Combination. For the three months ended March 31, 2022 we recognized $7,432 of expense related to measuring the Bridge Debentures at fair value. We also recognized lower interest expense of $97 for the three months March 31, 2023 compared to the prior period as a result of having less outstanding debt.

Net Loss.    Net loss was $7,639 for the three months ended March 31, 2023, a decrease of $4,728 or 38% compared to $12,367 in the prior comparable period. The decrease in net loss was primarily related to the conversion of our Bridge Debentures that was partially offset by increases in non-cash charges including the Management Contingent Share Plan, Consulting Agreement, and amortization expense.

Analysis of Segment Results:

The following is an analysis of our results by reportable segment for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The primary income measure used for assessing reportable segment performance is earnings before interest, income taxes, depreciation, amortization, and stock-based compensation. Segment Earnings by reportable segment also excludes corporate and other costs, including management, IT, and overhead costs. For further information regarding our reportable business segments, please refer to our consolidated financial statements and related notes included elsewhere in this report.

FOXO Labs

(Dollars in thousands)	2023	2022	Change in $	Change in %
Total revenue	$7	$32	$(25)	(78)%
Research and development expenses	297	536	(239)	(45)%
Segment Earnings	$(290)	$(504)	$214	(42)%

Revenues.    Total revenues were $7 and $32 for the three months ended March 31, 2023 and 2022, respectively. The decrease in revenue was driven by lower royalty revenue of $25 in the three months ended March 31, 2023 compared to the prior period related to a reduction of the royalty rate on Illumina, Inc.’s license to manufacture and sell Infinium Mouse Methylation Arrays using our epigenetic research.

Segment Earnings.    Segment Earnings increased from ($504) for the three months ended March 31, 2022 to ($290) for the three months ended March 31, 2023. The increase of $214 was primarily driven by lower employee-related expenses and professional services to reduce our cost structure following the closing of the Business Combination. Additionally, there were an incremental $81 of research and development expenses in the three months ended March 31, 2022 related to a sponsored research agreement with the Children’s Hospital of Philadelphia (“CHOP”) and other research that is no longer ongoing.

FOXO Life

(Dollars in thousands)	2022	2021	Change in $	Change in %
Total revenue	$6	$8	$(2)	(25)%
Selling, general and administrative expenses	653	811	(158)	(19)%
Segment Earnings	$(647)	$(803)	$156	(19)%

Revenues.    Total revenues were $6 for the three months ended March 31, 2023 compared to $8 for the three months ended March 31, 2022. The decrease was due to reduced life insurance commissions earned as we ceased placing policies from our legacy agency business.

Segment Earnings.    Segment Earnings increased from ($803) for the three months ended March 31, 2022 to ($647) for the three months ended March 31, 2023. The increase was driven by lower employee-related expenses and professional services to reduce our cost structure following the closing of the Business Combination partially offset by a $251 loss on the sale of FOXO Life Insurance Company.

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

We reconcile our non-GAAP financial measure to our net loss, which is its most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. Our management uses Adjusted EBITDA as a financial measure to evaluate the profitability and efficiency of our business model. Adjusted EBITDA is not presented in accordance with U.S. GAAP. Adjusted EBITDA includes adjustments for provision for income taxes, as applicable, interest income and expense, depreciation and amortization, stock-based compensation, and certain other infrequent and/or unpredictable non-cash charges or benefits, such as changes in fair value of convertible debentures.

	For the three months ended March 31,
(Dollars in thousands)	2023	2022
Net loss	$(7,639)	$(12,367)
Add: Depreciation and amortization	929	31
Add: Interest expense	225	322
Add: Stock-based compensation (1)	2,626	231
Add: Non-cash change in fair value of convertible debentures	-	7,432
Adjusted EBITDA	$(3,859)	$(4,351)

(1)	Includes expense recognized related to the shares issued to the consulting agreement. See Note 6 of the unaudited consolidated financial statements.

Liquidity and Capital Resources

Sources of Liquidity and Capital

We had cash and cash equivalents of $2,155 and $5,515 as of March 31, 2023 and December 31, 2022, respectively. Excluding amounts required to be held as statutory capital and surplus at FOXO Life Insurance Company we had cash and cash equivalents of $2,155 and $513 as of March 31, 2023 and December 31, 2022, respectively. We have incurred net losses since our inception. For the three months ended March 31, 2023 and 2022, we incurred net losses of $7,639 and $12,367, respectively. We had an accumulated deficit of $154,870 and $147,231, respectively, as of March 31, 2023, and December 31, 2022. We have generated limited revenue to date and expect to incur additional losses in future periods.

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

FOXO Life Insurance Company Sale

As discussed above under “FOXO Life Insurance Company,” we consummated the sale of FOXO Life Insurance Company to Security National pursuant to the Security National Merger Agreement. After the Merger Consideration and Security National’s third party expenses, the transaction resulted in the Company gaining access to $4,751 that was previously held as statutory capital and surplus pursuant to the Arkansas Code.

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

Exchange Offer and PIK Note Offer to Amend

As discussed above, we initiated an Exchange Offer whereby holders of the Assumed Warrants will be able to exchange such Assumed Warrants for shares of Class A Common Stock. Additionally, we are seeking to amend our PIK Notes to permit certain issuances of Class A Common Stock and Common Stock Equivalents (as defined in the PIK Note Purchase Agreement), without prepaying the PIK Notes as required by the terms of the PIK Note Purchase Agreement. Both the Exchange Offer and PIK Note Amendment are designed to facilitate future capital raises.

Going Concern

Our primary uses of cash are to fund our operations as we continue to grow our business. We expect to continue to incur operating losses in the near term to support the growth of our business. Capital expenditures have historically not been material to our consolidated operations, and we do not anticipate making material capital expenditures in 2023 or beyond. We expect that our liquidity requirements will continue to consist of working capital and general corporate expenses associated with the growth of our business. Based on our current planned operations, we do not have sufficient capital to fund our operations for at least 12 months from the date hereof. We expect to address our liquidity needs through the pursuit of additional funding through a combination of equity or debt financings to enable us to fund our operations.

Based on our cash position as of March 31, 2023 we expect the proceeds from the FOXO Life Insurance Company sale to be sufficient to fund our operations until June or July 2023. In the event we are unable to secure financing by that time, we may be forced to sell the company, suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our Company. As such, until additional equity or debt capital is secured and the Company begins generating sufficient revenue, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Liquidity Update

In connection with the evaluation of the Business Combination, our management prepared and provided to our Board of Directors and Delwinds’ financial advisor unaudited prospective financial information. The prospective financial information was prepared using a number of assumptions, including assumptions with respect to general business, economic, market, regulatory and financial conditions and various other factors, all of which are difficult to predict and many of which are beyond FOXO’s control. Due to several factors including but not limited to the timing and lack of funding from the Business Combination that has caused us to limit our expenditures and initiatives, we do not expect to achieve the projected revenue for 2023. As a result, we never sold policies through FOXO Life Insurance Company and some research activities that were previously anticipated have not been conducted or have been postponed which has impacted our ability to offer our underwriting services in 2023. We launched our MGA model, but have not been able to provide it with the resources previously anticipated. We also assumed that with sufficient scale we would reduce the costs of our testing. We have yet to achieve these cost savings that would make our offerings more attractive to consumers. Given the already mentioned leadership changes and that the prospective financial information was prepared prior to the Business Combination, we believe such projections should not be used as a frame of reference by investors.

Cash Flows

Three Months Ended March 31, 2023 and 2022

The following table summarizes our cash flow data for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Cash Provided by / (Used in)
Three Months Ended March 31,	2022	2021
Operating Activities	$(3,360)	$(7,186)
Investing Activities	$-	$(558)
Financing Activities	$-	$22,481

Operating Activities

Net cash used for operating activities in the three months ended March 31, 2023 was $3,360 compared to $7,186 in the three months ended March 31, 2022. Operating cash flow increased $3,826, or 53%, from the three months ended March 31, 2023 to the three months ended March 31, 2022. The increase was the result of a lower net loss, driven by non-cash items, as well as less cash used for working capital purposes.

Investing Activities

Net cash used for investing activities in the three months ended March 31, 2023 was $0 compared to $558 in the three months ended March 31, 2022. This investing cash flow increase of $558 was due to the completion of the development of our internal use software.

Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2023 was $0 compared to $22,481 in the three months ended March 31, 2022. This financing cash flow decrease was the result of non-recurring debt financing that occurred in the three months ended March 31, 2022.

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

Contractual Obligations

Our contractual obligations as of March 31, 2023 include:

	Amounts Due by Period
(Dollars in thousands)	Less than 1 Year	1 - 3 years	3 - 5 years	More than 5 years	Total
License agreements (a)	$40	80	80	-	$200
Senior PIK Notes (b)	3,722	-	-	-	3,722
Supplier and other commitments (c)	384	-	-	-	384
Total	$4,146	80	80	-	$4,306

(a)	License agreements remain in place until the licensor’s patents expire or are abandoned. Amounts do not include development milestones that have not been reached as of March 31, 2023.
(b)	Represents the principal balance as of March 31, 2023. The Senior PIK Notes are subject to prepayment penalties and interest is paid through the issuance of additional Senior PIK Notes. The ultimate amount required to settle the Senior PIK Note will vary depending on when it is settled. See Note 5 of the unaudited consolidated financial statements.
(c)	The Company has supplier and other commitments comprising the balance shown. See Note 12 of the unaudited consolidated financial statements.

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

None.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

As discussed elsewhere in this Report on Form 10-Q, we completed the Business Combination on September 15, 2022. Delwinds was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more target businesses, and FOXO Technologies Operating Company was a privately held company.

The Company’s operations prior to the Business Combination were materially different compared to the Company post- Business Combination. The design and implementation of internal controls over financial reporting for the post-Business Combination Company has required and will continue to require significant time and resources from management and other personnel.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please refer to “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2022 for information regarding material pending legal proceedings. Except as set forth therein and below, there have been no new material legal proceedings and no material developments in the legal proceedings previously disclosed.

Delaware 205 Petition

As previously disclosed, on March 30, 2023, the Company filed a petition in the Court of Chancery pursuant to Section 205 of the Delaware General Corporation Law seeking validation of the Company’s Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), which included a 464,000,000 share increase in the number of authorized shares of Class A common stock (the “2022 Class A Increase Amendment”), and all shares of Class A Common Stock issued at or after the filing of the Certificate of Incorporation, to resolve any uncertainty with respect to those matters (captioned In re FOXO Technologies Inc., C.A. No. 2023-0379-LWW (Del. Ch.), the “Section 205 Action”). The same day the Section 205 Action was filed, the Company also moved that the Court’s consideration of the Section 205 Action be expedited.

On April 13, 2023, the Court of Chancery held a hearing in the Section 205 Action and issued an order in the Section 205 Action granting the Company’s petition validating the 2022 Class A Increase Amendment and the Certificate of Incorporation, and all shares of capital stock of the Company issued in reliance on the effectiveness of the 2022 Class A Increase Amendment and the Certificate of Incorporation.

ITEM 1A. RISK FACTORS

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. There have been no material changes with respect to the risk factors disclosed under Item 1A of our annual report on Form 10-K for the year ended December 31, 2022, which we filed with the SEC on March 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit Number	Description of Exhibit
2.1	Merger Agreement, dated January 10, 2023, by and between (i) FOXO Technologies Inc., (ii) FOXO Life Insurance Company (fka Memorial Insurance Company of America), (iii) FOXO Life, LLC and (iv) Security National Life Insurance Company.(1)
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document.*
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on form 8-K, filed with the SEC on January 12, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOXO TECHNOLOGIES INC.

Date: May 11, 2023	/s/ Tyler Danielson
	Name:	Tyler Danielson
	Title:	Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2023	/s/ Robert Potashnick
	Name:	Robert Potashnick
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)