Form 10-Q
period 2023-06-30
FOXO TECHNOLOGIES INC.
filed 2023-08-10
CIK 1812360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 10, 2023, there were 51,975,892 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) of the registrant issued and outstanding.

FOXO TECHNOLOGIES INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Part I., Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2023, and elsewhere in this Report such as, but not limited to:

●	we have a history of losses and it may not achieve or maintain profitability in the future;

●	our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern, which could limit our ability to raise additional capital;

●	we will require additional capital to commercialize our product and service offerings and grow our business, which may not be available on terms acceptable to us or at all;

●	the loss of the services of our current executives or other key employees, or failure to attract additional key employees;

●	the strength of our brands and our ability to develop, maintain and enhance our brands and our ability to develop and expand our customer base;

●	access to the substantial resources to continue the development of new products and services;

●	our ability to commercialize our technology enabled products and services with a high level of service at a competitive price, achieve sufficient sales volumes to realize economies of scale and create innovative new products and services to offer to our customers;

●	our ability to effectively and in a cost-feasible manner acquire, maintain and engage with our targeted customers;

●	the impact on our business of security incidents or real or perceived errors, failures or bugs in our systems and/or websites

●	the impact of changes in the general economic conditions;

●	our success and ability to establish and grow our epigenetic testing service and the development of epigenetic biomarkers;

●	our ability to apply the relatively new field of epigenetics to the industries in which we seek to operate;

●	our ability to validate and improve the results of our 2019 Pilot Study;

●	the impact of competition in the personal health and wellness testing market;

●	our ability to procure materials and services from third-party suppliers for our epigenetic testing services;

ii

●	our ability to maintain compliance now or in the future to laws and regulations relating to laboratory testing, our underwriting technology and consumer engagement services and our use of epigenetic biomarkers;

●	our ability to maintain focus on our main business line initiatives, while providing ancillary product and service offerings that support our baseline technology;

●	our ability to satisfy the regulatory conditions that our business operates in;

●	the ability to contract or maintain relationships related to selling life insurance products underwritten and issued by third-party carriers;

●	our success and ability to establish and grow our MGA Model (as described below);

●	competition in the industries in which we operate or seek to operate;

●	our ability to underwrite risks accurately;

●	the dependence on search engines, social media platforms, content-based online advertising and other online sources to attract customers to our website;

●	our ability to comply with customer privacy and data privacy and security laws and regulations;

●	our ability to prevent or address the misappropriation of our data;

●	our ability to comply with current and changes to regulations in the jurisdiction in which we operate;

●	the impact of new legislation or legal requirements affecting how we communicate with our customers;

●	our ability to obtain sufficiently broad protection of our intellectual property throughout the world;

●	the impact of changes in trademark or patent law in the United States and other jurisdictions;

●	the impact of claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secret of their former employees;

●	lawsuits and other claims by third parties or investigations by various regulatory agencies that we may be subjected to and are required to report to, including but not limited to, the SEC;

●	our ability to successfully register and enforce our trademarks;

●	the impact of claims challenging the inventorship of our patents and other intellectual property;

●	the adequacy of our patent terms to protect our competitive position; and

●	the risks to our proprietary software and source code from our use of open source software.

Unless expressly indicated or the context requires otherwise, the terms “FOXO,” the “Company,” “we,” “us” or “our” in this Report refer to FOXO Technologies Inc., a Delaware corporation, and, where appropriate, its subsidiaries.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOXO technologies inc. and subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$215	$5,515
Supplies	1,302	1,313
Prepaid expenses	1,706	2,686
Prepaid consulting fees	-	2,676
Other current assets	105	114
Total current assets	3,328	12,304
Intangible assets	477	2,043
Reinsurance recoverables	-	18,573
Cloud computing arrangements	-	2,225
Other assets	242	263
Total assets	$4,047	$35,408

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$4,021	$3,466
Related party payable	500	500
Senior PIK Notes	3,861	1,409
Accrued severance	1,399	1,045
Accrued and other liabilities	377	493
Total current liabilities	10,158	6,913
Warrant liability	104	311
Senior PIK Notes	-	1,730
Policy reserves	-	18,573
Other liabilities	815	1,173
Total liabilities	11,077	28,700
Commitments and contingencies (Note 12)
Stockholders’ (deficit) equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued or outstanding as of June 30, 2023 and December 31, 2022	-	-
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 46,480,892 and 29,669,830 issued, and 46,480,892 and 27,529,069 outstanding as of June 30, 2023 and December 31, 2022, respectively	5	3
Treasury stock, at cost, 0 and 2,140,761 as of June 30, 2023 and December 31, 2022, respectively	-	-
Additional paid-in capital	161,594	153,936
Accumulated deficit	(168,629)	(147,231)
Total stockholders’ (deficit) equity	(7,030)	6,708
Total liabilities and stockholders’ (deficit) equity	$4,047	$35,408

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Foxo Technologies INc. and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total revenue	$12	$39	$25	$79
Operating expenses:
Research and development	333	1,001	642	1,602
Management contingent share plan	648	-	1,412	-
Impairment of intangible assets and cloud computing arrangements	2,633	-	2,633	-
Selling, general and administrative	4,003	4,968	10,335	8,970
Total operating expenses	7,617	5,969	15,022	10,572
Loss from operations	(7,605)	(5,930)	(14,997)	(10,493)
Non-cash change in fair value of convertible debentures	-	(17,051)	-	(24,483)
Change in fair value of warrant liability	208	-	208	-
Loss from PIK Note Amendment and 2022 Debenture Release	(3,521)	-	(3,521)	-
Interest expense	(492)	(504)	(717)	(826)
Other income (expense)	117	(54)	95	(104)
Total non-operating expense	(3,688)	(17,609)	(3,935)	(25,413)
Loss before income taxes	(11,293)	(23,539)	(18,932)	(35,906)
Provision for income taxes	-	-	-
Net loss	$(11,293)	$(23,539)	$(18,932)	$(35,906)
Deemed dividend related to the Exchange Offer	(2,466)	-	(2,466)	-
Net loss to common stockholders	$(13,759)	$(23,539)	$(21,398)	$(35,906)

Net loss per share of Class A common stock, basic and diluted	$(0.49)	$(3.84)	$(0.83)	$(6.01)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

FOXO TECHNOLOGIES INC. and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Dollars in thousands)

(Unaudited)

	FOXO Technologies Operating Company						FOXO Technologies Inc.
	Series A Preferred Stock		Common Stock (Class A)		Common Stock (Class B)		Common Stock (Class A)		Treasury Stock	Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	in-Capital	Deficit	Total
Three Months Ended June 30, 2022
Balance, March 31, 2022	8,000,000	$21,854	45,154	$-	2,000,000	$-	-	$-	-	$5,289	$(64,343)	$(37,200)
Net loss to common stockholders	-	-	-	-	-	-	-	-	-	-	(23,539)	(23,539)
Lease contributions	-	-	-	-	-	-	-	-	-	89	-	89
Stock based compensation	-	-	-	-	-	-	-	-	-	255	-	255
Warrant repurchase	-	-	-	-	-	-	-	-	-	(507)	-	(507)
Issuance of shares for consulting agreement	-	-	1,500,000	-	-	-	-	-	-	6,900	-	6,900
Balance, June 30, 2022	8,000,000	$21,854	1,545,154	$-	2,000,000	$-	-	$-	-	$12,026	$(87,882)	$(54,002)

Six Months Ended June 30, 2022
Balance, December 31, 2021	8,000,000	$21,854	30,208	$-	2,000,000	$-	-	$-	-	$4,902	$(51,976)	$(25,220)
Net loss to common stockholders	-	-	-	-	-	-	-	-	-	-	(35,906)	(35,906)
Lease contributions	-	-	-	-	-	-	-	-	-	225	-	225
Stock based compensation	-	-	-	-	-	-	-	-	-	506	-	506
Warrant repurchase	-	-	-	-	-	-	-	-	-	(507)	-	(507)
Issuance of shares for exercised stock options	-	-	14,946	-	-	-	-	-	-	-	-	-
Issuance of shares for consulting agreement	-	-	1,500,000	-	-	-	-	-	-	6,900	-	6,900
Balance, June 30, 2022	8,000,000	$21,854	1,545,154	$-	2,000,000	$-	-	$-	-	$12,026	$(87,882)	$(54,002)

Three Months Ended June 30, 2023
Balance, March 31, 2023	-	$-	-	$-	-	-	29,558,830	$3	(2,140,761)	$154,837	$(154,870)	$(30)
Net loss to common stockholders	-	-	-	-	-	-	-	-	-	-	(13,759)	(13,759)
Stock-based compensation	-	-	-	-	-	-	(250,000)	-	-	772	-	772
2022 Debenture Release	-	-	-	-	-	-	7,035,000	1	-	2,180	-	2,181
PIK Note Amendment	-	-	-	-	-	-	4,321,875	-	-	1,339	-	1,339
Exchange Offer	-	-	-	-	-	-	7,955,948	1	-	2,466	-	2,467
Treasury stock	-	-	-	-	-	-	(2,140,761)	-	2,140,761	-	-	-
Balance, June 30, 2023	-	$-	-	$-	-	$-	46,480,892	$5	-	$161,594	$(168,629)	$(7,030)

Six Months Ended June 30, 2023
Balance, December 31, 2022	-	$-	-	$-	-	$-	29,669,830	$3	(2,140,761)	153,936	(147,231)	6,708
Net loss to common stockholders	-	-	-	-	-	-	-	-	-	-	(21,398)	(21,398)
Stock-based compensation	-	-	-	-	-	-	(361,000)	-	-	1,673	-	1,673
2022 Debenture Release	-	-	-	-	-	-	7,035,000	1	-	2,180	-	2,181
PIK Note Amendment	-	-	-	-	-	-	4,321,875	-	-	1,339	-	1,339
Exchange Offer	-	-	-	-	-	-	7,955,948	1	-	2,466	-	2,467
Treasury stock	-	-	-	-	-	-	(2,140,761)	-	2,140,761	-	-	-
Balance, June 30, 2023	-	$-	-	$-	-	$-	46,480,892	$5	-	$161,594	$(168,629)	$(7,030)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

FOXO TECHNOLOGIES INC. and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,932)	$(35,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,176	86
Loss from PIK Note Amendment and 2022 Debenture Release	3,521
Stock-based compensation	1,673	461
Amortization of consulting fees paid in common stock	2,221	1,486
Impairment of intangible assets and cloud computing arrangements	2,633	-
Change in fair value of convertible debentures	-	24,483
Change in fair value of warrants	(208)	-
PIK interest	275	-
Amortization of debt issuance costs	448	-
Contributions in the form of rent payments	-	225
Recognition of prepaid offering costs upon election of fair value option	-	107
Other	(1)	-
Changes in operating assets and liabilities:
Supplies	11	(903)
Prepaid expenses and consulting fees	1,435	(1,632)
Other current assets	9	-
Cloud computing arrangements	-	(1,298)
Accounts payable	555	(1,646)
Accrued and other liabilities	(116)	350
Net cash used in operating activities	(5,300)	(14,187)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(83)
Development of internal use software	-	(1,177)
Net cash used in investing activities	-	(1,260)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	-	28,000
Warrant repurchase	-	(507)
Related party promissory note	-	(387)
Deferred offering costs	-	(19)
Net cash provided by financing activities	-	27,087
Net change in cash and cash equivalents	(5,300)	11,640
Cash and cash equivalents at beginning of period	5,515	6,856
Cash and cash equivalents at end of period	$215	$18,496

NONCASH INVESTING AND FINANCING ACTIVITIES:
2022 Debenture Release	$2,181	$-
PIK Note Amendment	$1,339	$-
Exchange Offer	$2,466	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Business Combination

On February 24, 2022, Delwinds entered into a definitive Agreement and Plan of Merger, dated as of February 24, 2022, as amended on April 26, 2022, July 6, 2022 and August 12, 2022 (the “Merger Agreement”), with FOXO Technologies Inc., now known as FOXO Technologies Operating Company (“FOXO Technologies Operating Company” or “Legacy FOXO”), DWIN Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Delwinds (“Merger Sub”), and DIAC Sponsor LLC (the “Sponsor”), in its capacity as the representative of the stockholders of Delwinds from and after the closing (the “Closing”) of the transactions contemplated by the Merger Agreement (collectively, the “Business Combination”).

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

Following the Closing, FOXO is a holding company whose wholly-owned subsidiary, FOXO Technologies Operating Company, conducts all of the core business operations. FOXO Technologies Operating Company maintains its two wholly-owned subsidiaries, FOXO Labs Inc. and FOXO Life, LLC. FOXO Labs maintains a wholly-owned subsidiary, Scientific Testing Partners, LLC, while FOXO Life Insurance Company was a wholly-owned subsidiary of FOXO Life, LLC. See Note 10 for more information on FOXO Life Insurance Company. References to “FOXO” and the “Company” in these condensed consolidated financial statements refer to FOXO Technologies Operating Company and its wholly-owned subsidiaries prior to the Closing and FOXO Technologies Inc. following the Closing.

Note 2  GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The Company’s history of losses requires management to critically assess its ability to continue operating as a going concern. For the three and six months ended June 30, 2023, the Company incurred a net loss of $11,293 and $18,932 respectively. As of June 30, 2023, the Company had an accumulated deficit of $168,629. Cash used in operating activities for the six months ended June 30, 2023 was $5,300. As of June 30, 2023, the Company had $215 of available cash and cash equivalents.

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

During the first quarter of 2023, the Company completed the sale of FOXO Life Insurance Company in order to gain access to the cash held as statutory capital and surplus at FOXO Life Insurance Company. See Note 10 for more information. The Company used the cash previously held at FOXO Life Insurance Company to fund its operation as it continues to (i) pursue additional avenues to capitalize the Company and (ii) commercialize its products to generate revenue. See Notes 5 and 7 for additional information on the Exchange Offer and PIK Note Offer to Amend that were structured to allow the Company to more easily raise capital. See Note 13 for information on the 2023 Private Placement.

On June 12, 2023, the Company received an official notice of noncompliance (the “NYSE American Notice”) from NYSE Regulation (“NYSE”) stating that the Company is below compliance with Section 1003(a)(i) in the NYSE American Company Guide since the Company reported stockholders’ deficit of $(30) at March 31, 2023, and losses from continuing operations and/or net losses in its two most recent fiscal years ended December 31, 2022. As required by the NYSE American Notice, on July 12, 2023, the Company submitted a compliance plan (the “Plan”) to NYSE advising of actions it has taken or will take to regain compliance with the NYSE American continued listing standards by December 12, 2024, and if NYSE accepts the Plan, the Company has an eighteen (18) month period to comply with the Plan. Should the Plan not be accepted or the Company be unable to comply with the Plan, then it may make it more difficult for the Company to raise capital.

However, the Company can provide no assurance that these actions will be successful or that additional sources of financing will be available on favorable terms, if at all. As such, until additional equity or debt capital is secured and the Company begins generating sufficient revenue, there is substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the issuance of these condensed consolidated financial statements. In the event that the Company is unable to secure additional financing by mid August 2023, it will be unable to fund its operations and will be required to evaluate further alternatives, which could include further curtailing or suspending its operations, selling the Company, dissolving and liquidating its assets or seeking protection under the bankruptcy laws. A determination to take any of these actions could occur at a time that is earlier than when the Company would otherwise exhaust its cash resources.

Note 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting, and thus the accompanying unaudited condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2022 and the notes thereto. The consolidated balance sheet data as of December 31, 2022 was derived from the audited consolidated financial statements as of that date but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments of a normal or recurring nature, which are necessary for a fair presentation of financial position, operating results and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The unaudited condensed consolidated financial statements include the accounts of FOXO and its wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as modified by the Jumpstart Our Business Startups Act of 2012, and it thus may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies.

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. For further information regarding the Company’s basis of presentation and use of estimates, refer to the audited consolidated financial statements as of and for the year ended December 31, 2022. The policies and estimates described in that report are used for preparing the Company’s quarterly unaudited condensed consolidated financial statements.

Note 4  INTANGIBLE ASSETS AND CLOUD COMPUTING ARRANGEMENTS

The components of intangible assets and cloud computing arrangements as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Methylation pipeline	$592	$592
Underwriting API	840	840
Longevity API	717	717
Less: accumulated amortization and impairment	(1,672)	(106)
Intangible assets	$477	$2,043

	June 30, 2023	December 31, 2022
Digital insurance platform	$2,966	$2,966
Less: accumulated amortization and impairment	(2,966)	(741)
Cloud computing arrangements	$-	$2,225

Amortization of the Company’s intangible assets and cloud computing arrangements is recorded on a straight-line basis within selling, general and administrative expenses. The Company recognized amortization expense of $237 and $1,159 for the three and six months ended June 30, 2023 and did not have any amortization expense for the three and six months ended June 30, 2022.

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

In June of 2023, the Company determined that both the underwriting API and longevity API were fully impaired as it no longer forecasted positive cash flows from the longevity report or underwriting report. For the longevity report, the Company sells the product at cost. For the underwriting report, the Company no longer expects sales during the amortization period. Accordingly, the Company has determined the assets are not recoverable and the cash flows no longer support the assets. The Company recognized impairment charges of $630 and $578 for the underwriting API and longevity API, respectively. The Company recognized an impairment loss of $2,633 for the three and six months ended June 30, 2023.

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 5  DEBT

On September 20, 2022, the Company entered into separate Securities Purchase Agreements with accredited investors pursuant to which the Company issued its 15% Senior Promissory Notes (the “Senior PIK Notes”) in the aggregate principal amount of $3,458. The Company received net proceeds of $2,918, after deducting fees and expenses of $540.

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

The Company had agreed to not obtain additional equity or debt financing, without the consent of a majority of the holders of the Senior PIK Notes, other than if a financing pays amounts owed on the Senior PIK Notes, with the exception of certain exempt issuances. The Company shall not incur other indebtedness, except for certain exempt indebtedness, until such time the Senior PIK Notes are repaid in full; however, the Senior PIK Notes are unsecured.

PIK Note Amendment

On May 26, 2023, the Company consummated two issuer tender offers: (i) the Exchange Offer (as described below in Note 7) and (ii) the Offer to Amend 15% Senior Promissory Notes and Consent Solicitation, commenced on April 27, 2023 (the “PIK Note Offer to Amend”), pursuant to which the Company offered all holders of Senior PIK Notes 1.25 shares of Class A Common Stock for every $1.00 of the Original Principal Amount (as defined in the Senior PIK Notes) of such holder’s Senior PIK Notes, in exchange for the consent by such holder of Senior PIK Notes to amendments to the Senior Promissory Note Purchase Agreement, dated September 20, 2022, between the Company and each purchaser of Senior PIK Notes (the “PIK Note Purchase Agreement”).

Pursuant to the PIK Note Offer to Amend, the Company solicited approval from holders of Senior PIK Notes to amend the PIK Note Purchase Agreement to permit the following issuances by the Company of Class A Common Stock and Common Stock Equivalents (as defined in the PIK Note Purchase Agreement), without prepaying the PIK Notes: (i) the issuance of shares of Class A Common Stock in connection with the PIK Offer Note Offer to Amend, (ii) the issuance of shares of Class A Common Stock in connection with the Exchange Offer (as defined in Note 7), (iii) the issuance of shares of Class A Common Stock or Common Stock Equivalents (as defined in the PIK Note Purchase Agreement) in connection with the 2022 Bridge Debenture Release (as defined in Note 7), (iv) the issuance of shares of Class A Common Stock or Common Stock Equivalents (as defined in the PIK Note Purchase Agreement) in (a) a private placement of the Company’s equity, equity-linked or debt securities resulting in gross proceeds to the Company no greater than $5 million (a “Private Placement”) and/or (b) a registered offering of the Company’s equity, equity-linked or debt securities resulting in gross proceeds to the Company no greater than $20 million (a “Public Financing”); provided that (A) the proceeds of a Private Placement resulting in gross proceeds to the Company of at least $2 million are used by the Company to prepay not less than 25% of the Outstanding Principal Balance (as defined in the Senior PIK Notes) as of the date of prepayment on a pro rata basis upon the closing of such Private Placement, and (B) the proceeds of a Public Financing resulting in gross proceeds to the Company of at least $10 million are used by the Company to prepay all of the Outstanding Principal Balance as of the date of prepayment upon the closing of such Public Financing, and (v) the issuance of shares of Class A Common Stock or Common Stock Equivalents (as defined in the PIK Note Purchase Agreement) as Private Placement Additional Consideration (as defined below) (collectively, the “PIK Note Amendment”).

The Company received consents from all Senior PIK Note holders and all required approvals, including stockholder approval, and issued on a pro rata basis to the holders of the Senior PIK Notes 4,321,875 shares of Class A Common Stock in consideration for the PIK Note Amendment.

The Company accounted for the PIK Note Amendment as an extinguishment as the consideration of $1,339 paid to Senior PIK Note holders in the form of Class A Common Stock caused the cash flows after the PIK Note Amendment to change by more than 10%. Due to the short-term nature of the Senior PIK Notes, the Company determined the reacquisition price of debt was equal to the principal amount at the time of the amendment. The Company recognized $1,596 of expense related to the PIK Note Amendment consisting of $256 of unamortized debt issuance costs and $1,339 for the issuance of Class A Common Stock

The Company will continue to pay PIK Interest until maturity or repayment.

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

As of June 30, 2023, the Company has recorded $3,861 balance as current liabilities based on the monthly installments payment schedule. For the three and six months ended June 30, 2023 the Company recognized $140 and $275, respectively of contractual interest expense on the Senior PIK Notes; and $354 and $448, respectively related to the amortization of debt issuance costs on the Senior PIK Notes. The amortization of debt issuance costs includes $256 of unamortized debt issuance costs at the time of the PIK Note Amendment. Additionally, the Company recognized $627 and $1,034 of contractual interest expense related to the 12.5% Original Issue Discount Convertible Debentures issued in 2021 by Legacy FOXO (the “2021 Bridge Debentures”) for the three and six months ended June 30, 2022 of which $201 and $327, respectively, is for related party holders.

Note 6  RELATED PARTY TRANSACTIONS

Office Space

The Company subleased its office space from an investor through May of 2022. The investor paid all lease costs, including common area maintenance and other property management fees, on the Company’s behalf. These payments were treated as additional capital contributions.

2021 Bridge Debentures

Prior to the conversion of the 2021 Bridge Debentures to shares of FOXO Technologies Operating Company Class A Common Stock and subsequent exchange for Class A Common Stock of the Company at Closing of the Business Combination, certain related parties invested in the 2021 Bridge Debentures.

Sponsor Loan

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor loaned Delwinds funds for working capital. As of June 30, 2023, $500 was remaining due to the Sponsor and is shown as a related party payable in the consolidated balance sheet.

Consulting Agreement

In April 2022, the Company executed a consulting agreement (the “Consulting Agreement”) with an individual (the “Consultant”) considered to be a related party of the Company as a result of his investment in the 2021 Bridge Debentures. The agreement has a term of twelve months, over which the Consultant is to provide services that include, but are not limited to, advisory services relating to the implementation and completion of the Business Combination. Following the execution of the agreement, as compensation for such services to be rendered as well as related expenses over the term of the contract, the Consultant was paid a cash fee of $1,425. The Consulting Agreement also calls for the payment of an equity fee as compensation for such services. The Company issued 1,500,000 shares of Legacy FOXO Class A Common Stock to the Consultant during the second quarter of 2022 to satisfy the equity fee that converted into 871,256 shares of Class A Common Stock. The Company has determined that all compensation costs related to the Consulting Agreement, including both cash fees and the equity fee, represent remuneration for services to be rendered evenly over the contract term. Thus, all such costs were initially recorded at fair value as prepaid consulting fees in the consolidated balance sheet and are being recognized as selling, general and administrative expenses in the condensed consolidated statement of operations on a straight-line basis over the term of the contract. For the three and six months ended June 30, 2023, $595 and $2,676, respectively, in expenses were recognized related to the Consulting Agreement. For both the three and six months ended June 30, 2022 the Company recognized $1,486 in expenses for the Consulting Agreement.

Contractor Agreement

In October 2021, FOXO entered into a Contractor Agreement with Dr. Murdoc Khaleghi, one of its directors, under which Dr. Khaleghi serves as FOXO’s Chief Medical Officer. The Company paid Dr. Khaleghi $0 in 2023 and $27 and $54 for the three and six months ended June 30, 2022, respectively. Additionally, Dr. Khaleghi received 80,000 shares under the Management Contingent Share Plan related to his service under the Contractor Agreement with the Company recognizing $15 and $30 of expense during the three months and six months ended June 30, 2023. During the fourth quarter of 2022, Dr. Khaleghi and the Company paused services and payments under this arrangement.

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 7  STOCKHOLDERS’ (DEFICIT) EQUITY

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

Preferred Stock

The Amended and Restated Company Charter authorizes the Company to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023, there were no shares of preferred stock issued or outstanding.

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

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

Assumed Warrants

At Closing of the Business Combination, the Company assumed common stock warrants to purchase FOXO Class A Common Stock (“Assumed Warrants”) and exchanged such Assumed Warrants for common stock warrants to purchase 1,905,853 shares of the Company’s Class A Common Stock. Each Assumed Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $6.21 per share, subject to adjustment. The Assumed Warrants are exercisable over a three-year period from the date of issuance. The Assumed Warrants include a down round provision that should the Company issue common stock for a consideration of less than $6.21 per share then the exercise price shall be lowered to the new consideration amount on a per share basis with a simultaneous and corresponding increase to the number of warrants. The down round provision has not been triggered.

Exchange Offer

On May 26, 2023, the Company consummated its tender offer commenced on April 27, 2023, to all 1,905,853 holders of Assumed Warrants to receive 4.83 shares of the Company’s Class A Common Stock in exchange for each Assumed Warrant tendered (the “Exchange Offer”). The consideration was accounted for as a deemed dividend to the warrant holders, is calculated based on the fair value of common stock at consummation of the offering and reflected in net loss to common stockholders.

As part of the Exchange Offer, the Company also solicited consents from holders of the Assumed Warrants to amend and restate in its entirety the Securities Purchase Agreement, dated as of January 25, 2021 (the “Original Securities Purchase Agreement”), by and between Legacy FOXO (and assumed by the Company in connection with the Business Combination) and each purchaser of 2021 Bridge Debentures and warrants to purchase shares of FOXO Class A Common Stock, as amended (together with the 2021 Bridge Debentures, the “Original Securities”) identified on the signature pages thereto, which governs all of the Assumed Warrants and the Original Securities (together with the Assumed Warrants, the “Securities”), pursuant to the terms of an Amended and Restated Securities Purchase Agreement, to provide that the issuance of shares of Class A Common Stock and certain issuances of Common Stock Equivalents (as defined in the Original Securities Purchase Agreement) in connection with the Exchange Offer, the PIK Note Amendment, the 2022 Bridge Debenture Release (as defined below), and a Private Placement and a Public Financing, as well as any previous issuance of Class A Common Stock or Common Stock Equivalents (as defined in the Original Securities Purchase Agreement), do not trigger, and cannot be deemed to have triggered, any anti-dilution adjustments in the Securities.

Pursuant to the Exchange Offer, an aggregate of 1,647,201 Assumed Warrants were tendered and an aggregate of 7,955,948 shares of Class A Common Stock were issued to the holders of Assumed Warrants resulting in a deemed dividend of $2,466. After the Exchange Offer and as of June 30, 2023, 258,652 Assumed Warrants remain outstanding. At the same time 4,321,875 shares of Class A Common Stock were issued as part of the PIK Note Amendment as discussed in Note 5.

2022 Bridge Debenture Release

The Company entered into two separate general release agreements in June of 2023 (the “General Release Agreements” and such transaction, the “2022 Bridge Debenture Release”). The General Release Agreements are with former registered holders (the “Investors”) of 10% Original Issue Discount Convertible Debentures issued in 2022 by Legacy FOXO (the “2022 Bridge Debentures”).

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Pursuant to their respective General Release Agreement, each Investor released, waived and discharged the Company from any and all claims that such Investor had, have or may have against the Company from the beginning of time through the effective date of their respective General Release Agreement (the “Release”). As consideration for the Release and each Investor’s other obligations, covenants, agreements, representations and warranties set forth in their respective General Release Agreement, the Company issued to each Investor 0.67 shares of Class A Common Stock for every $1.00 of Subscription Amount (as defined in the securities purchase agreements governing the 2022 Bridge Debentures) of 2022 Bridge Debentures purchased by such Investor. Pursuant to the General Release Agreements, the Company issued an aggregate of 7,035,000 shares of Class A Common Stock.

The Company issued shares to the Investors in exchange for the release and recognized expense of $2,181 based on the shares issued and corresponding fair value of common stock at the time of issuance.

Treasury Stock

The Company cancelled the outstanding treasury stock on April 14, 2023.

Note 8  NET LOSS PER SHARE

The Business Combination was accounted for as a reverse recapitalization by which FOXO Technologies Operating Company issued equity for the net assets of Delwinds accompanied by a recapitalization. Earnings per share has been recast for all historical periods to reflect the Company’s capital structure for all comparative periods.

The Company excluded the effect of the 3,987,000 Management Contingent Shares outstanding and not vested as of June 30, 2023 from the computation of basic net loss per share for the three and six months ended June 30, 2023, as the conditions to trigger the vesting of the Management Contingent Shares had not been satisfied as of June 30, 2023. Shares issued to the Company’s former CEO pursuant to the Management Contingent Share Plan which are under review to determine if such shares should be forfeited in accordance with such plan are included in net loss per share. See Note 12 for additional information.

The Company excluded the effect of the Public Warrants, the Private Placement Warrants, the Assumed Options, and Assumed Warrants from the computation of diluted net loss per share for the three and six months ended June 30, 2023 as their inclusion would have been anti-dilutive because the Company was in a loss position for such periods. The Assumed Options, the Assumed Warrants, and Bridge Debentures were excluded from the three and six months ended June 30, 2022 as their inclusion would have been anti-dilutive because the Company was in a loss position for such periods.

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated based on the weighted average number of shares outstanding during the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss - basic and diluted	$(11,293)	$(23,539)	$(18,932)	$(35,906)
Deemed dividend related to the Exchange Offer	(2,466)	-	(2,466)	-
Net loss to common stockholders - basic and diluted	$(13,759)	$(23,539)	$(21,398)	$(35,906)
Basic and diluted weighted average number of Class A Common Stock	28,272	6,122	25,740	5,975
Basic and diluted net loss per share available to Class A Common Stock	$(0.49)	$(3.84)	$(0.83)	$(6.01)

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following Class A common stock equivalents have been excluded from the computation of diluted net loss per common share as the effect would be antidilutive and reduce the net loss per common stock (shares in actuals):

	As of June 30,
	2023	2022
Series A preferred stock	-	4,646,698
2021 Bridge Debentures	-	6,759,642
2022 Bridge Debentures	-	7,810,509
Public and private warrants	10,378,750	-
Assumed warrants	258,652	1,905,853
Assumed options	2,239,881	2,965,500
Total antidilutive shares	12,877,283	24,088,202

Note 9  FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measurements Using Inputs Considered as:
June 30, 2023	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$104	$101	$3	$-
Total liabilities	$104	$101	$3	$-

	Fair Value Measurements Using Inputs Considered as:
December 31, 2022	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$311	$302	$9	$-
Total liabilities	$311	$302	$9	$-

Warrant Liability

The Public Warrants and Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability on the Company’s balance sheet. The warrant liability is measured at fair value on a recurring basis, with any changes, if applicable, in the fair value presented as change in fair value of warrant liability in the Company’s statement of operations. The measurement of the Public Warrants is classified as Level 1 due to the use of an observable market quote in an active market under ticker FOXOW:OTCPK. As the transfer of the Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

Bridge Debentures

The Company elected the fair value option on both the 2021 and 2022 Bridge Debentures that converted to shares of FOXO Class A Common Stock as part of the Business Combination. Changes in the Company’s prior fair value measurements are recorded as non-cash change in fair value of convertible debentures in the condensed consolidated statements of operations.

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 10  FOXO LIFE INSURANCE COMPANY

On February 3, 2023, the Company consummated the previously announced sale of FOXO Life Insurance Company to Security National Life Insurance Company (the “Buyer”). At closing, all of the FOXO Life Insurance Company’s shares were cancelled and retired and ceased to exist in exchange for the assignment to the Company of FOXO Life Insurance Company’s statutory capital and surplus amount of $5,002, as of the closing date, minus $200 (the “Merger Consideration”). Pursuant to the transaction, at the closing, the Company paid the Buyer’s third-party out-of-pocket costs and expenses of $51 resulting in a total loss of $251 that was recognized within selling, general and administrative expense on the condensed consolidated statements of operations and in the FOXO Life segment. After the Merger Consideration and Buyer’s third party expenses, the transaction resulted in the Company gaining access to $4,751 that was previously held as statutory capital and surplus pursuant to the Arkansas Insurance Code.

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

The primary income measure used for assessing segment performance and making operating decisions is earnings before interest, income taxes, depreciation, amortization, and stock-based compensation (“Segment Earnings”). The segment measure of profitability also excludes corporate and other costs, including management, IT, overhead costs and certain other non-cash charges or benefits, such as impairment any non-cash changes in fair value.

Summarized below is information about the Company’s operations for the three and six months ended June 30, 2023 and 2022 by business segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	Revenue		Earnings		Revenue		Earnings
	2023	2022	2023	2022	2023	2022	2023	2022
FOXO Labs	$7	$32	$(314)	$(948)	$14	$64	$(604)	$(1,452)
FOXO Life	5	7	(243)	(1,109)	11	15	(890)	(1,912)
	12	39	(557)	(2,057)	25	79	(1,494)	(3,364)
Impairment (a)			(2,633)	-			(2,633)	-
Stock issuances (b)			(3,521)	-			(3,521)	-
Corporate and other (c)			(4,090)	(20,978)			(10,567)	(31,716)
Interest expense			(492)	(504)			(717)	(826)
Total	$12	$39	$(11,293)	$(23,539)	$25	$79	$(18,932)	$(35,906)

(a)	See Note 4 for additional information on the digital insurance platform, underwriting API, and longevity API impairment.

(b)	Stock issuances includes the 2022 Bridge Debenture Release and the PIK Note Amendment. See Notes 5 and 7 for additional information.

(c)	Corporate and other includes stock-based compensation, including the Consulting Agreement, expense of $1,268 and depreciation and amortization expense of $247 for the three months ended June 30, 2023 with corresponding amounts of $3,894 and $1,176 for the six months ended June 30, 2023. For the three months ended June 30, 2022 corporate and other included stock-based compensation, depreciation, and changes in fair value of the convertible debentures of $1,459, $55, and $17,051 respectively. The corresponding amounts for the six months ended June 30, 2022 are $1,690, $86, and $24,483, respectively with stock-based compensation. Both the three and six months ended June 30, 2022 included $1,229 of stock-based compensation related to the Consulting Agreement. See Notes 4, 6, and 9 for additional information.

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

As of June 30, 2023, besides upfront payments, the Company has only made payments related to license maintenance fees on both arrangements.

Supplier and Other Commitments

The Company made a 10,000 unit purchase commitment for supplies of which 3,000 remain outstanding as of June 30, 2023. Additionally, the Company has committed to pay advisors expense advances. Collectively, the Company has a commitment of $92 remaining in 2023 related to these commitments.

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

On February 1, 2023, Defendant Jon Sabes moved to dismiss the Complaint as to Defendant Sabes pursuant to Fed. R. Civ. P. 12(b)(2) and 12(b)(6).

On February 22, 2023, Smithline filed an Amended Complaint. The Company filed its Answer to the Amended Complaint on March 8, 2023.

On March 15, 2023, Defendant Jon Sabes moved to dismiss the Amended Complaint as to Defendant Sabes pursuant to Fed. R. Civ. P. 12(b)(1), (2) & (6). On April 17, 2023, Smithline filed its opposition to Defendant Sabes’ motion. Sabes’ motion remains undecided.

This action is in the discovery phase of the litigation process and the Company is unable to determine the outcome. The Company is contesting this case vigorously.

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Company accrues for costs associated with certain contingencies, including, but not limited to, settlement of legal proceedings, regulatory compliance matters and self-insurance exposures when such costs are probable and reasonably estimable. In addition, the Company accrues for legal fees incurred in defense of asserted litigation and regulatory matters as such legal fees are incurred. To the extent it is probable under our existing insurance coverage that we are able to recover losses and legal fees related to contingencies, we record such recoveries concurrently with the accrual of the related loss or legal fees. Significant management judgment is required to estimate the amounts of such contingent liabilities and the related insurance recoveries. In our determination of the probability and ability to estimate contingent liabilities and related insurance recoveries we consider the following: litigation exposure based on currently available information, consultations with external legal counsel, adequacy and applicability of existing insurance coverage and other pertinent facts and circumstances regarding the contingency. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved; and such changes are recorded in the condensed consolidated statements of operations during the period of the change and appropriately reflected in the consolidated balance sheets. As of June 30, 2023 and December 31, 2022 the Company does not have any accruals related to the settlement of legal proceedings.

The Company is also party to various other legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business, and we may in the future be subject to additional legal proceedings and disputes.

Former CEO Severance

As of June 30, 2023, the Company’s Board of Directors has yet to complete its review into whether the former CEO was terminated with or without cause. Accordingly, the Company has yet to make a determination on its obligations under the former CEO’s employment agreement. The Company has accrued for his severance and has recognized expenses related to his stock-based compensation per the terms of his contract while the matter remains under review.

Should the review conclude that the former CEO was terminated without cause then the former CEO will receive thirty-six months of severance based on his base salary, his options granted immediately vest, and his Management Contingent Share Plan related to performance-based conditions that have been met become fully vested. $835 of severance is recorded within accrued severance and the remaining $740 recorded within other liabilities on the condensed consolidated balance sheets. The corresponding expense was recognized within selling, general and administrative expense on the condensed consolidated statements of operations at the time of his termination during the fourth quarter of 2022.

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

Note 13  SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to August 10, 2023, the date that the unaudited condensed consolidated financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying financial statements.

Private Placement

From July 14, 2023 through July 20, 2023 (each such date, a “First Tranche Closing Date”), the Company entered into three separate Stock Purchase Agreements, which have substantially similar terms, with three accredited investors (the “Buyers”), pursuant to which the Company agreed to issue and sell to the Buyers, in a private placement (the “2023 Private Placement”), in two separate tranches each, an aggregate of up to 5,625,000 shares of the Company’s Class A Common Stock at a price of $0.08 per share, for aggregate gross proceeds of $450. The Company anticipates that the aggregate net proceeds from the 2023 Private Placement, after deducting placement agent fees and other estimated offering expenses, will be approximately $260.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us,” “our” or “we” refer to FOXO Technologies Inc. and its consolidated subsidiaries. The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, capital resources and cash flows of our Company as of and for the periods presented below. You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, particularly in Part II, Item 1A, “Risk Factors.” We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future. Dollar amounts are in thousands, unless otherwise noted.

Overview

We are focused on commercializing health and longevity science into products and services. To that end, FOXO is focusing its efforts on research and development but also extending its expertise in epigenetic data processing and analysis to outside groups in an effort to accelerate new discoveries. As an established hallmark of aging, we believe that epigenetics has unique and impactful capabilities pertaining to health and longevity that have yet to be unlocked. Since there remain more questions than any one team can answer, we offer our unique skill set to other researchers and partners by selling our Bioinformatics Services, which fills a major gap in the biomarker discovery pipeline. In conjunction with the maturation of tools to facilitate epigenetics research, recent growth in using artificial intelligence has created what we believe is an unprecedented opportunity to disrupt health testing. While our research and development is focused on developing new health testing using epigenetics and more, the core business enables the scientific community and industry by bringing to market new tools (software and hardware) and know-how (Bioinformatics Services and analytic consulting) to reduce barriers for the advancing of epigenetic research and products.

Historically, we have had two core product offerings: the “Underwriting Report,” and the “Longevity Report™.” The Underwriting Report, which has been under development and is currently paused, is intended to allow us to leverage a single assay testing process to generate a panel of impairment scores that could be applied by life insurance underwriters to more efficiently assess clients during the underwriting process and provide a more personalized risk assessment. The Longevity Report, sales of which have also been paused as we redevelop and strategize around this product, was designed as a consumer-facing life insurance companion product that provided actionable insights to consumers based on their biological age and other epigenetic measures of health and wellness.

FOXO has been operationalizing a sales and distribution platform focused on recruiting independent life insurance agents to sell life insurance with our Longevity Report. FOXO currently markets and sells life insurance products underwritten and issued by third-party carriers through distribution relationships. This distribution model (the “MGA Model”) allows FOXO to appoint sales agents and producers to sell insurance products for specific carriers and earn commissions on subsequent policy sales. Depending on the terms of the agreement between FOXO and the carrier, the Longevity Report may be included at the time of the policy purchase at no charge or may be available at an additional cost to the consumer. We believe the Longevity Report will make longevity science a core aspect to the relationship between life insurance and consumers.

Segments

We manage and classify our business into two reportable business segments:

(i) FOXO Labs

FOXO Labs performs research and development and is commercializing proprietary epigenetic biomarker technology. Our research demonstrates that epigenetic biomarkers, collected from saliva or blood, provide meaningful measures of health and lifestyle of individuals. FOXO Labs anticipates recognizing revenue related to sales of its Bioinformatics Services and from the commercialization of research and development activities, which may include the Underwriting Report, Longevity Report, or as a result of other commercialization opportunities.

FOXO Labs currently recognizes revenue from providing epigenetic testing services and collecting a royalty from Illumina, Inc. related to the sales of the Infinium Mouse Methylation Array. FOXO Labs conducts research and development, and such costs are recorded within research and development expenses on the condensed consolidated statements of operations.

FOXO Labs had operated its Bioinformatics Services as an ancillary offering, with revenue recognized as epigenetic biomarker services in our historical financial statements, but now looks to it as a primary offering. Bioinformatics Services provide a data processing, quality checking, and data analysis service using FOXO’s cloud-based bioinformatics pipeline, referred to as our epigenetics, longevity, or methylation pipeline in our historical financial statements. FOXO Labs accepts raw data from third party labs and converts that data into usable values for customers.

(ii) FOXO Life

FOXO Life seeks to redefine the relationship between consumers and insurers by combining life insurance with healthy longevity. The distribution of insurance products that may be paired with FOXO’s Longevity Report strives to provide life insurance consumers with valuable information and insights about their individual health and wellness.

FOXO Life primarily has residual commission revenues from its legacy insurance agency business. FOXO Life has also begun receiving insurance commissions from the distribution and sale of life insurance policies based on the size and type of policies sold to customers. FOXO Life costs are recorded within selling, general and administrative expenses on the condensed consolidated statements of operations.

FOXO Life Insurance Company

Due to market conditions, our capitalization following the Business Combination did not materialize in the way the Company anticipated, and we did not possess the funding that we believed would be required to satisfy state regulations and regulatory bodies to issue new life insurance policies through FOXO Life Insurance Company. As such, we decided to not move forward with the launch of FOXO Life Insurance Company.

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

Immediately prior to the Closing, the following transactions occurred:

●	8,000,000 shares of Legacy FOXO Series A preferred stock (the “FOXO Preferred Stock”) were exchanged for 8,000,000 shares of FOXO Class A Common Stock.

●	The 2021 Bridge Debentures in the principal amount, together with accrued and unpaid interest, of $24,402 were converted into 6,759,642 shares of FOXO Class A Common Stock.

●	The 2022 Bridge Debentures in the principal amount, together with accrued and unpaid interest, of $34,496 were converted into 7,810,509 shares of FOXO Class A Common Stock.

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

Recent Developments

Asset Impairment

In April of 2023 and as part of the Company’s planning, the Company finalized its objectives and key results (“OKRs”) for the second quarter of 2023. As part of the OKR process, the Company’s goals to support the digital insurance platform indicated that the manner in which the digital insurance platform is used and corresponding cash flows would no longer support the asset. Accordingly, the Company recognized a $1,425 impairment loss in April of 2023 representing the remaining unamortized balance of the digital insurance platform at the date of impairment.

In June of 2023, the Company determined that both the underwriting API and longevity API were fully impaired as it no longer forecasted positive cash flows from the Longevity Report or Underwriting Report. For the Longevity Report, the Company sells the product at cost. For the Underwriting Report, the Company no longer expects sales during the amortization period. Accordingly, the Company has determined the assets are not recoverable and the cash flows no longer support the assets. The Company recognized impairment charges of $630 and $578 for the underwriting API and longevity API, respectively.

Layoffs

On July 21, 2023, the Company reduced its employee headcount via layoffs from 22 employees to 15 employees. These layoffs will allow the Company to reduce its operating expenses while tailoring its strategic focus towards initiatives such as its Bioinformatics Services as described below.

Longevity Report

The Company’s data models were developed using a specific array and our provider now has an updated array. The Company needs to recompute the data models. Additional content is also being developed as a result of market research findings. The Longevity Report is currently on hold as a result of these developments.

Bioinformatics Services

On July 19, 2023, the Company announced the launch of Bioinformatics Services. Bioinformatics Services offers a comprehensive platform of advanced data solutions tailored to meet the specific needs of clients in academia, healthcare, government, and pharmaceutical research.

Business Plan

The Company is in the process of reviewing its strategic goals. The recent layoffs allowed the Company to reduce its operating expenses while tailoring its strategic focus towards initiatives such as the Company’s recently announced Bioinformatics Services, which offers epigenetic data processing and analysis. The Company anticipates a continued focus on epigenetics and longevity while expanding its focus outside of life insurance and more on health and wellness.

2023 Private Placement

From July 14, 2023 through July 20, 2023 (each such date, a “First Tranche Closing Date”), the Company entered into three separate Stock Purchase Agreements (the “Stock Purchase Agreements”), which have substantially similar terms, with three accredited investors (the “Buyers”), pursuant to which the Company agreed to issue and sell to the Buyers, in a private placement (the “2023 Private Placement”), in two separate tranches each, an aggregate of up to 5,625,000 shares of Class A Common Stock at a price of $0.08 per share, for aggregate gross proceeds of $450. The Company anticipates that the aggregate net proceeds from the 2023 Private Placement, after deducting placement agent fees and other estimated offering expenses, will be approximately $260.

Pursuant to the terms of the Stock Purchase Agreements, the Buyers initially purchased an aggregate of 2,812,500 shares of Class A Common Stock on the applicable First Tranche Closing Dates, and purchased an aggregate of 2,812,500 additional shares of Class A Common Stock on August 4, 2023, following the effectiveness of the registration statement on Form S-1 (File No. 333-273377) covering all of the shares of Class A Common Stock issued in the 2023 Private Placement, which occurred on August 3, 2023.

Exchange Offer, PIK Note Offer to Amend and 2022 Bridge Debenture Release

On May 26, 2023, we consummated two issuer tender offers: (i) the Offer to Exchange Warrants to Acquire Shares of Class A Common Stock and Consent Solicitation, commenced on April 27, 2023 (the “Exchange Offer”), pursuant to which we offered all holders of Assumed Warrants 4.83 shares of Class A Common Stock in exchange for each Assumed Warrant tendered and (ii) the Offer to Amend 15% Senior Promissory Notes and Consent Solicitation, commenced on April 27, 2023 (the “PIK Note Offer to Amend”), pursuant to which we offered all holders of our 15% Senior Promissory Notes (the “Senior PIK Notes”) 1.25 shares of Class A Common Stock for every $1.00 of the Original Principal Amount (as defined in the Senior PIK Notes) of such holder’s Senior PIK Notes, in exchange for the consent by such holder of Senior PIK Notes to amendments to the Senior Promissory Note Purchase Agreement, dated September 20, 2022, between us and each purchaser of Senior PIK Notes (the “PIK Note Purchase Agreement”). The Exchange Offer and the PIK Note Offer to Amend each expired at 11:59 p.m., Eastern Time, on May 26, 2023 (the “Exchange Offer Expiration Date” or the “PIK Note Offer to Amend Expiration Date,” as applicable).

As part of the Exchange Offer, the Company also solicited consents from holders of the Assumed Warrants to amend and restate in its entirety the Securities Purchase Agreement, dated as of January 25, 2021 (the “Original Securities Purchase Agreement”), by and between Legacy FOXO (and assumed by the Company in connection with the Business Combination) and each purchaser of 12.5% Original Issue Discount Convertible Debentures issued in 2021 by Legacy FOXO (the “2021 Bridge Debentures”) and warrants to purchase shares of FOXO Class A Common Stock, as amended (together with the 2021 Bridge Debentures, the “Original Securities”) identified on the signature pages thereto, which governs all of the Assumed Warrants and the Original Securities (together with the Assumed Warrants, the “Securities”), pursuant to the terms of an Amended and Restated Securities Purchase Agreement (the “Amendment and Restatement”), to provide that the issuance of shares of Class A Common Stock and certain issuances of Common Stock Equivalents (as defined in the Original Securities Purchase Agreement) in connection with the Exchange Offer, the PIK Note Amendment (as defined below), the 2022 Bridge Debenture Release (as defined below), a Private Placement (as defined below) and a Public Financing (as defined below), and as Private Placement Additional Consideration (as defined below), as well as any previous issuance of Class A Common Stock or Common Stock Equivalents (as defined in the Original Securities Purchase Agreement), do not trigger, and cannot be deemed to have triggered, any anti-dilution adjustments in the Securities.

In order to tender Assumed Warrants in the Exchange Offer, holders were required to consent to the Amendment and Restatement and a general release (the “Exchange Offer General Release Agreement”). Holders who tendered their Assumed Warrants in the Exchange Offer were deemed to have authorized, approved, consented to and executed the Amendment and Restatement and the Exchange Offer General Release Agreement.

The consummation of the Exchange Offer was conditioned upon, among other things, stockholder approval of the issuance of Class A Common Stock as required by NYSE American Company Guide Section 713, and that Assumed Warrants, the holders of which purchased at least 50.01% in interest of the 2021 Bridge Debentures based on the initial Subscription Amounts (as defined in the Original Securities Purchase Agreement) thereof (which is the minimum amount required to amend and restate the Original Securities Purchase Agreement), are tendered in the Exchange Offer.

An aggregate of 1,647,201 Assumed Warrants were tendered in the Exchange Offer, the holders of which purchased at least 50.01% in interest of the 2021 Bridge Debentures based on the initial Subscription Amounts thereof. The Company’s stockholders approved the issuance of Class A Common Stock in connection with the Exchange Offer at the Company’s 2023 Annual Meeting of Stockholders held on May 26, 2023 (the “Annual Meeting”). We issued an aggregate of 7,955,948 shares of Class A Common Stock to the holders of Assumed Warrants who participated in the Exchange Offer, on the terms and subject to the conditions of the Exchange Offer. The Amendment and Restatement and the Exchange Offer General Release Agreement are each effective as of the Exchange Offer Expiration Date. As of August 10, 2023, there are 258,652 shares of Class A Common Stock issuable upon exercise of outstanding Assumed Warrants.

Pursuant to the PIK Note Offer to Amend, the Company solicited approval from holders of Senior PIK Notes to amend the PIK Note Purchase Agreement to permit the following issuances by the Company of Class A Common Stock and Common Stock Equivalents (as defined in the PIK Note Purchase Agreement) without prepaying the Senior PIK Notes: (i) the issuance of shares of Class A Common Stock in connection with the PIK Offer Note Offer to Amend, (ii) the issuance of shares of Class A Common Stock in connection with the Exchange Offer, (iii) the issuance of shares of Class A Common Stock or Common Stock Equivalents (as defined in the PIK Note Purchase Agreement) in connection with the 2022 Bridge Debenture Release (as defined below), (iv) the issuance of shares of Class A Common Stock or Common Stock Equivalents (as defined in the PIK Note Purchase Agreement) in (a) a private placement of the Company’s equity, equity-linked or debt securities resulting in gross proceeds to the Company no greater than $5 million (a “Private Placement”) and/or (b) a registered offering of the Company’s equity, equity-linked or debt securities resulting in gross proceeds to the Company no greater than $20 million (a “Public Financing”); provided that (A) the proceeds of a Private Placement resulting in gross proceeds to the Company of at least $2 million are used by the Company to prepay not less than 25% of the Outstanding Principal Balance (as defined in the Senior PIK Notes) as of the date of prepayment on a pro rata basis upon the closing of such Private Placement, and (B) the proceeds of a Public Financing resulting in gross proceeds to the Company of at least $10 million are used by the Company to prepay all of the Outstanding Principal Balance as of the date of prepayment upon the closing of such Public Financing, and (v) the issuance of shares of Class A Common Stock or Common Stock Equivalents (as defined in the PIK Note Purchase Agreement) as Private Placement Additional Consideration (as defined below) (collectively, the “PIK Note Amendment”).

In order to participate in the PIK Note Offer to Amend, in addition to consenting to the PIK Note Amendment, holders of Senior PIK Notes were required to consent to a general release (the “PIK Note Offer to Amend General Release Agreement”). Holders who participated in the PIK Note Offer to Amend were deemed to have authorized, approved, consented to and executed the PIK Note Amendment and the PIK Note Offer to Amend General Release Agreement.

The consummation of the PIK Note Offer to Amend was conditioned upon, among other things, stockholder approval of the issuance of Class A Common Stock as required by NYSE American Company Guide Section 713, and the receipt of consent of holders that purchased at least 50.01% in interest of the aggregate principal balance of the Senior PIK Notes (which is the minimum amount required to amend the PIK Note Purchase Agreement) (the “Majority Consent”).

All Senior PIK Note holders participated in the PIK Note Offer to Amend, and therefore Majority Consent was obtained. The Company’s stockholders approved the issuance of Class A Common Stock in connection with the PIK Note Offer to Amend at the Annual Meeting. We issued an aggregate of 4,321,875 shares of Class A Common Stock on a pro rata basis to the Senior PIK Note holders who participated in the PIK Note Offer to Amend, on the terms and subject to the conditions of the PIK Note Offer to Amend. The PIK Note Amendment and the PIK Note Offer to Amend General Release Agreement are each effective as of the PIK Note Offer to Amend Expiration Date.

Because the PIK Note Amendment was approved, if the Company conducts a Private Placement, each investor who participates in the Private Placement who was a holder of Assumed Warrants or Senior PIK Notes as of the commencement of the Exchange Offer or the PIK Note Offer to Amend, as applicable, and each former holder of 2022 Bridge Debentures, may receive additional shares of Class A Common Stock or Common Stock Equivalents (as defined in the Original Securities Purchase Agreement or the PIK Note Purchase Agreement, as applicable) in addition to the other terms of such Private Placement offered to all investors, whether or not such holder participated in the Exchange Offer or the PIK Note Offer to Amend, as applicable (the “Private Placement Additional Consideration”).

Additionally, we issued Class A Common Stock in exchange for a general release by the former holders of 10% Original Issue Discount Convertible Debentures issued in 2022 by Legacy FOXO (the “2022 Bridge Debentures”), which 2022 Bridge Debentures were automatically converted into Class A common stock of Legacy FOXO and exchanged by the Company for Class A Common Stock in connection with the Business Combination (the “2022 Bridge Debenture Release”). Each former holder of the 2022 Bridge Debentures that executed the 2022 Bridge Debenture Release received 0.67 shares of Class A Common Stock for every $1.00 of Subscription Amount (as defined in the securities purchase agreements governing the 2022 Bridge Debentures) of the 2022 Bridge Debentures previously held by such holder. Pursuant to the 2022 Bridge Debenture Release, two former holders of 2022 Bridge Debentures representing an aggregate Subscription Amount of $10,500,000 executed such general release, and we issued an aggregate of 7,035,000 shares of Class A Common Stock to such former holders of the 2022 Bridge Debentures.

The Company filed a registration statement on Form S-1, File No. 333-272892, covering all of the shares of Class A Common Stock issued pursuant to the Exchange Offer, the PIK Note Offer to Amend and the 2022 Bridge Debenture Release, which was declared effective by the SEC on July 6, 2023.

Delisting of Public Warrants

On May 15, 2023, NYSE American LLC (“NYSE American”) provided a written notice to the Company that NYSE American had halted trading in the Company’s warrants, each exercisable for one share of the Company’s Class A common stock at an exercise price per share of $11.50 (the “Public Warrants”), on NYSE American due to the low trading price of the Public Warrants. On May 16, 2023, NYSE American provided written notice to the Company and publicly announced that NYSE Regulation has determined to commence proceedings to delist the Public Warrants and that the Public Warrants are no longer suitable for listing pursuant to Section 1001 of the NYSE American Company Guide due to the low trading price of the Public Warrants.

On May 24, 2023, the Public Warrants began trading on the OTC Pink Marketplace under the symbol “FOXOW”.

Compliance with NYSE American Continued Listing Requirements

On June 12, 2023, we received an official notice of noncompliance (the “NYSE American Notice”) from NYSE Regulation (“NYSE”) stating that we are below compliance with Section 1003(a)(i) in the NYSE American Company Guide (the “Company Guide”) since we reported stockholders’ deficit of $(30) at March 31, 2023, and losses from continuing operations and/or net losses in its two most recent fiscal years ended December 31, 2022. Section 1003(a)(i) of the Company Guide requires a listed company to have stockholders’ equity of $2 million or more if the listed company has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years.

We are now subject to the procedures and requirements set forth in Section 1009 of the Company Guide. As required by the NYSE American Notice, on July 12, 2023, we submitted a plan (the “Plan”) to NYSE advising of actions we have taken or will take to regain compliance with the continued listing standards by December 12, 2024. If NYSE accepts the Plan, we will have an eighteen (18) month cure period to comply with the Plan and will be subject to periodic reviews including quarterly monitoring for compliance with the Plan. The NYSE American Notice has no immediate effect on the listing or trading of the Class A Common Stock on NYSE American. We intend to consider available options to regain compliance with the stockholders’ equity requirement, but no decisions have been made at this time. There can be no assurance that we will ultimately regain compliance with all applicable NYSE American listing standards.

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

Adjusted EBITDA provides additional insight into our underlying, ongoing operating performance and facilitates period-to-period comparisons by excluding the earnings impact of interest, tax, depreciation and amortization, non-cash change in fair value of convertible debentures and warrants, stock-based compensation, and impairment. Management believes that presenting Adjusted EBITDA is more representative of our operational performance and may be more useful for investors. Adjusted EBITDA along with a reconciliation to net loss is shown in Other Operating Data within the Results of Operations below.

Results of Operations

Upon closing of the Business Combination, we changed our name to FOXO Technologies Inc. Results of operations included within this report pertaining to periods ending prior to the Closing of the Business Combination on September 15, 2022 are those of Legacy FOXO.

Three Months Ended June 30, 2023 and 2022

(Dollars in thousands)	2023	2022	Change in $	Change in %
Total revenue	$12	$39	$(27)	(69)%
Operating expenses:
Research and development	333	1,001	(668)	(67)%
Management contingent share plan	648	-	648	N/A %
Impairment	2,633	-	2,633	N/A %
Selling, general and administrative	4,003	4,968	(965)	(19)%
Total operating expenses	7,617	5,969	1,648	28%
Loss from operations	(7,605)	(5,930)	(1,675)	28%
Non-operating expense	(3,688)	(17,609)	13,921	(79)%
Net loss	(11,293)	(23,539)	12,246	(52)%
Deemed dividend related to the Exchange Offer	(2,466)	-	(2,466)	N/A %
Net loss to common stockholders	$(13,759)	$(23,539)	$9,780	(42)%

Revenues. Total revenues were $12 for the three months ended June 30, 2023, compared to $39 for the three months ended June 30, 2022. The decrease in revenue was primarily driven by lower royalty revenue of $27 in the three months ended June 30, 2023 compared to the prior period related to a reduction of the royalty rate on Illumina, Inc.’s license to manufacture and sell Infinium Mouse Methylation Arrays. The remaining decrease primarily relates to life insurance commissions earned as we ceased placing policies from our legacy agency business.

Research and Development. Research and development expenses were $333 for the three months ended June 30, 2023, compared to $1,001 for the three months ended June 30, 2022. The decrease of $668, or 67%, was driven by $440 of expenses incurred in the three months ended June 30, 2022 associated with a clinical trial agreement with The Brigham and Women’s Hospital, Inc., specifically a $424 payment at contract inception. The research study associated with this arrangement is not currently being pursued by the Company. Lower employee-related expenses and professional services to reduce our cost structure following the closing of the Business Combination as well as research and development projects that are no longer ongoing also contributed to the period over period decrease in research and development expenses.

Management Contingent Share Plan. Management Contingent Share Plan expenses were $648 for the three months ended June 30, 2023, as a result of issuing awards as part of the Business Combination. We began recognizing expense related to the performance condition for entering into a commercial research collaboration agreement.

Impairment of Intangible Assets and Cloud Computing Arrangements. During the three months ended June 30, 2023, we determined that the cash flows would no longer support the digital insurance platform, underwriting API, and longevity API and recognized impairment losses of $1,425, $630, and $578, respectively or $2,633 in total.

Selling, General and Administrative. Selling, general and administrative expenses were $4,003 for the three months ended June 30, 2023 compared to $4,968 for the three months ended June 30, 2022. The decrease of $965, or 19%, was primarily driven by the completion of the Consulting Agreement as we recognized $891 less of compensation costs associated with the amortization of the Consulting Agreement in the current period compared to the prior period. Lower employee-related expenses and professional services to reduce our cost structure following the closing of the Business Combination were offset by incremental costs of being a public company and amortization expense related to our intangible assets.

Non-operating expense. Non-operating expense was $3,688 for the three months ended June 30, 2023, compared to $17,609 for the three months ended June 30, 2022. The decrease in non-operating expense primarily related to the conversion of our 2021 Bridge Debentures and 2022 Bridge Debentures as part of the Business Combination. For the three months ended June 30, 2022 we recognized $17,051 of expense related to measuring the Bridge Debentures at fair value. This was partially offset by recognizing $3,521 of expense for the three months ended June 30, 2023 related to the PIK Note Amendment and 2022 Bridge Debenture Release.

Net Loss. Net loss was $11,293 for the three months ended June 30, 2023, a decrease of $12,246 or 52% compared to $23,539 in the prior comparable period. The decrease in net loss was primarily related to the conversion of our Bridge Debentures that was partially offset by increases in non-cash charges including the Management Contingent Share Plan, Consulting Agreement, impairment, and amortization expense. Additionally, a deemed dividend of $2,466 related to the Exchange Offer was recognized for the three months ended June 30, 2023 resulting in a net loss to common stockholders of $13,759.

Analysis of Segment Results:

The following is an analysis of our results by reportable segment for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The primary income measure used for assessing reportable segment performance is earnings before interest, income taxes, depreciation, amortization, and stock-based compensation. Segment Earnings by reportable segment also excludes corporate and other costs, including management, IT, and overhead costs. For further information regarding our reportable business segments, please refer to our condensed consolidated financial statements and related notes included elsewhere in this report.

FOXO Labs

(Dollars in thousands)	2023	2022	Change in $	Change in %
Total revenue	$7	$32	$(25)	(78)%
Research and development expenses	321	980	(659)	(67)%
Segment Earnings	$(314)	$(948)	$634	(67)%

Revenues. Total revenues were $7 and $32 for the three months ended June 30, 2023 and 2022, respectively. The decrease in revenue was primarily driven by lower royalty revenue of $27 in the three months ended June 30, 2023 compared to the prior period related to a reduction of the royalty rate on Illumina, Inc.’s license to manufacture and sell Infinium Mouse Methylation Arrays using our epigenetic research.

Segment Earnings. Segment Earnings increased from ($948) for the three months ended June 30, 2022 to ($314) for the three months ended June 30, 2023. The increase of $634 was driven by $440 of expenses incurred in the three months ended June 30, 2022 associated with a clinical trial agreement with The Brigham and Women’s Hospital, Inc., specifically a $424 payment at contract inception. The research study associated with this arrangement is not currently being pursued by the Company. Lower employee-related expenses and professional services to reduce our cost structure following the closing of the Business Combination as well as research and development projects that are no longer ongoing also contributed to the period over period decrease in research and development expenses.

FOXO Life

(Dollars in thousands)	2023	2022	Change in $	Change in %
Total revenue	$5	$7	$(2)	(29)%
Selling, general and administrative expenses	248	1,116	(868)	(78)%
Segment Earnings	$(243)	$(1,109)	$866	(78)%

Revenues. Total revenues were $5 for the three months ended June 30, 2023 compared to $7 for the three months ended June 30, 2022. The decrease was due to reduced life insurance commissions earned as we ceased placing policies from our legacy agency business.

Segment Earnings. Segment Earnings increased from ($1,109) for the three months ended June 30, 2022 to ($243) for the three months ended June 30, 2023. The increase was driven by lower employee-related expenses and professional services to reduce our cost structure following the closing of the Business Combination partially offset by a $251 loss on the sale of FOXO Life Insurance Company.

Six Months Ended June 30, 2023 and 2022

(Dollars in thousands)	2023	2022	Change in $	Change in %
Total revenue	$25	$79	$(54)	(68)%
Operating expenses:
Research and development	642	1,602	(960)	(60)%
Management contingent share plan	1,412	-	1,412	N/A %
Impairment	2,633	-	2,633	N/A %
Selling, general and administrative	10,335	8,970	1,365	15%
Total operating expenses	15,022	10,572	4,450	42%
Loss from operations	(14,997)	(10,493)	(4,504)	43%
Non-operating expense	(3,935)	(25,413)	21,478	(85)%
Net loss	(18,932)	(35,906)	16,974	(47)%
Deemed dividend related to the Exchange Offer	(2,466)	-	(2,466)	N/A %
Net loss to common stockholders	$(21,398)	$(35,906)	$14,508	(40)%

Revenues. Total revenues were $25 for the six months ended June 30, 2023, compared to $79 for the six months ended June 30, 2022. The decrease in revenue was primarily driven by lower royalty revenue of $52 in the six months ended June 30, 2023 compared to the prior period related to a reduction of the royalty rate on Illumina, Inc.’s license to manufacture and sell Infinium Mouse Methylation Arrays. The remaining decrease primarily relates to life insurance commissions earned as we ceased placing policies from our legacy agency business.

Research and Development. Research and development expenses were $642 for the six months ended June 30, 2023, compared to $1,602 for the six months ended June 30, 2022. The decrease of $960, or 60%, was driven by $441 of expenses incurred in the six months ended June 30, 2022 associated with a clinical trial agreement with The Brigham and Women’s Hospital, Inc., specifically a $424 payment at contract inception. The research study associated with this arrangement is no longer being pursued by the Company. Lower employee-related expenses and professional services to reduce our cost structure following the closing of the Business Combination as well as research and development projects that are no longer ongoing also contributed to the period over period decrease in research and development expenses.

Management Contingent Share Plan. Management Contingent Share Plan expenses were $1,412 for the six months ended June 30, 2023, as a result of issuing awards as part of the Business Combination. We began recognizing expense related to the performance condition for entering into a commercial research collaboration agreement.

Impairment of Intangible Assets and Cloud Computing Arrangements. During the six months ended June 30, 2023, we determined that the cash flows would no longer support the digital insurance platform, underwriting API, and longevity API and recognized impairment losses of $1,425, $630, and $578, respectively or $2,633 in total.

Selling, General and Administrative. Selling, general and administrative expenses were $10,335 for the six months ended June 30, 2023 compared to $8,970 for the six months ended June 30, 2022. The increase of $1,365, or 15%, was primarily due to costs incurred in the six months ended June 30, 2023 that did not occur in the prior period including (i) amortization of $2,081 of compensation costs associated with the Consulting Agreement, (ii) amortization expense of $1,159 related to our cloud computing arrangements and intangible assets, (iii) a loss of $251 on the sale of FOXO Life Insurance Company, and (iv) incremental costs of being a public company. These increases were offset by lower employee-related expenses and professional services to reduce our cost structure following the closing of the Business Combination.

Non-operating expense. Non-operating expense was $3,935 for the six months ended June 30, 2023, compared to $25,413 for the six months ended June 30, 2022. The decrease in non-operating expense primarily related to the conversion of our 2021 Bridge Debentures and 2022 Bridge Debentures as part of the Business Combination. For the six months ended June 30, 2022 we recognized $24,483 of expense related to measuring the Bridge Debentures at fair value. This was partially offset by recognizing $3,521 of expense for the six months ended June 30, 2023 related to the PIK Note Amendment and 2022 Bridge Debenture Release.

Net Loss. Net loss was $18,932 for the six months ended June 30, 2023, a decrease of $16,974 or 47% compared to $35,906 in the prior comparable period. The decrease in net loss was primarily related to the conversion of our Bridge Debentures that was partially offset by increases in non-cash charges including the Management Contingent Share Plan, the Consulting Agreement, impairment, and amortization expense. Additionally, a deemed dividend of $2,466 related to the Exchange Offer was recognized for the six months ended June 30, 2023 resulting in a net loss to common stockholders of $21,398.

Analysis of Segment Results:

The following is an analysis of our results by reportable segment for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The primary income measure used for assessing reportable segment performance is earnings before interest, income taxes, depreciation, amortization, and stock-based compensation. Segment Earnings by reportable segment also excludes corporate and other costs, including management, IT, and overhead costs. For further information regarding our reportable business segments, please refer to our condensed consolidated financial statements and related notes included elsewhere in this report.

FOXO Labs

(Dollars in thousands)	2023	2022	Change in $	Change in %
Total revenue	$14	$64	$(50)	(78)%
Research and development expenses	618	1,516	(898)	(59)%
Segment Earnings	$(604)	$(1,452)	$848	(58)%

Revenues. Total revenues were $14 and $64 for the six months ended June 30, 2023 and 2022, respectively. The decrease in revenue was primarily driven by lower royalty revenue of $52 in the six months ended June 30, 2023 compared to the prior period related to a reduction of the royalty rate on Illumina, Inc.’s license to manufacture and sell Infinium Mouse Methylation Arrays using our epigenetic research.

Segment Earnings. Segment Earnings increased from ($1,452) for the six months ended June 30, 2022 to ($604) for the six months ended June 30, 2023. The increase of $848 was driven by $441 of expenses incurred in the six months ended June 30, 2022 associated with a clinical trial agreement with The Brigham and Women’s Hospital, Inc., specifically a $424 payment at contract inception. The research study associated with this arrangement is no longer being pursued by the Company. Lower employee-related expenses and professional services to reduce our cost structure following the closing of the Business Combination as well as research and development projects that are no longer ongoing also contributed to the period over period decrease in research and development expenses.

FOXO Life

(Dollars in thousands)	2023	2022	Change in $	Change in %
Total revenue	$11	$15	$(4)	(27)%
Selling, general and administrative expenses	901	1,927	(1,026)	(53)%
Segment Earnings	$(890)	$(1,912)	$1,022	(53)%

Revenues. Total revenues were $11 for the six months ended June 30, 2023 compared to $15 for the six months ended June 30, 2022. The decrease was due to reduced life insurance commissions earned as we ceased placing policies from our legacy agency business.

Segment Earnings. Segment Earnings increased from ($1,912) for the six months ended June 30, 2022 to ($890) for the six months ended June 30, 2023. The increase was driven by lower employee-related expenses and professional services to reduce our cost structure following the closing of the Business Combination partially offset by a $251 loss on the sale of FOXO Life Insurance Company.

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

We reconcile our non-GAAP financial measure to our net loss, which is its most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. Our management uses Adjusted EBITDA as a financial measure to evaluate the profitability and efficiency of our business model. Adjusted EBITDA is not presented in accordance with U.S. GAAP. Adjusted EBITDA includes adjustments for provision for income taxes, as applicable, interest income and expense, depreciation and amortization, stock-based compensation, and certain other infrequent and/or unpredictable non-cash charges or benefits, such as changes in fair value of convertible debentures and impairment.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Net loss	$(11,293)	$(23,539)	$(18,932)	$(35,906)
Add: Depreciation and amortization	247	55	1,176	86
Add: Interest expense	492	504	717	826
Add: Stock-based compensation (1)	1,268	1,459	3,894	1,690
Add: Change in fair value of warrant liability	(208)	-	(208)	-
Add: Impairment of intangible assets and cloud computing arrangements	2,633	-	2,633	-
Add: Loss from PIK Note Amendment and 2022 Debenture Release	3,521	-	3,521	-
Add: Non-cash change in fair value of convertible debentures	-	17,051	-	24,483
Adjusted EBITDA	$(3,340)	$(4,470)	$(7,199)	$(8,821)

(1)	Includes expense recognized related to the shares issued to the Consultant. See Note 6 of the unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

Sources of Liquidity and Capital

We had cash and cash equivalents of $215 and $5,515 as of June 30, 2023 and December 31, 2022, respectively. Excluding amounts required to be held as statutory capital and surplus at FOXO Life Insurance Company we had cash and cash equivalents of $215 and $513 as of June 30, 2023 and December 31, 2022, respectively. We have incurred net losses since our inception. For the six months ended June 30, 2023 and 2022, we incurred net losses of $18,932 and $35,906, respectively. We had an accumulated deficit of $168,629 and $147,231, respectively, as of June 30, 2023, and December 31, 2022. We have generated limited revenue to date and expect to incur additional losses in future periods.

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

During the first quarter of 2021, we entered into separate securities purchase agreements with certain investors, pursuant to which we issued convertible debentures for $11,812 in aggregate principal. After an original issue discount of 12.5% we received cash proceeds of $10,500 for this issuance. Additionally, we incurred an incremental $888 of fees and expenses related to the offering. The 2021 Bridge Debentures were issued in three tranches, on January 25, 2021, February 23, 2021, and March 4, 2021.

Additionally, during the first quarter of 2022, we entered into separate securities purchase agreements with certain investors, pursuant to which we issued the 2022 Bridge Debentures for $24,750 in aggregate principal. After an original issue discount of 10.0% we received cash proceeds of $22,500 for this issuance. In the second quarter of 2022, we issued additional 2022 Bridge Debentures pursuant to which we raised an additional $5,500 in cash proceeds or $6,050 in aggregate principal amount under the same terms as the issuance of the 2022 Bridge Debentures in the first quarter of 2022, resulting in total cash proceeds of $28,000 from the issuance of the 2022 Bridge Debentures.

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

Exchange Offer and PIK Note Offer to Amend

As discussed above under “Recent Developments – Exchange Offer, PIK Note Offer to Amend and 2022 Bridge Debenture Release,” we consummated an Exchange Offer whereby holders of the Assumed Warrants were able to exchange such Assumed Warrants for shares of Class A Common Stock. Pursuant to the Exchange Offer, we solicited consents from a sufficient amount of holders of Assumed Warrants to amend and restate the Original Securities Purchase Agreement, pursuant to the terms of the Amendment and Restatement, to provide that certain previous and future issuances of Class A Common Stock and Common Stock Equivalents (as defined in the Original Securities Purchase Agreement) do not trigger, and cannot be deemed to have triggered, any anti-dilution adjustments in the Securities. Additionally, we consummated the PIK Note Offer to Amend, whereby we amended our Senior PIK Notes to permit certain issuances of Class A Common Stock and Common Stock Equivalents (as defined in the PIK Note Purchase Agreement), without prepaying the Senior PIK Notes as required by the terms of the PIK Note Purchase Agreement. Both the Exchange Offer and PIK Note Amendment were designed to facilitate future capital raises.

2023 Private Placement

As discussed above under “Recent Developments – 2023 Private Placement,” we completed the 2023 Private Placement that provided gross proceeds of $450. The Company anticipates that the aggregate net proceeds from the 2023 Private Placement, after deducting placement agent fees and other estimated offering expenses, will be approximately $260.

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

Together with cost saving measures, which include layoffs effective as of July 21, 2023, we expect the approximately $260 in aggregate net proceeds from the 2023 Private Placement, which takes into account the payment of placement agent fees and other estimated offering expenses, to be sufficient to fund our operations through mid August 2023. In the event we are unable to secure financing by that time, we may be forced to sell the company, suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our Company. As such, until additional equity or debt capital is secured and the Company begins generating sufficient revenue, there is substantial doubt about the Company’s ability to continue as a going concern.

We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing sooner than currently projected, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We may raise additional capital through equity offerings, debt financings or other capital sources. If we do raise additional capital through public or private equity offerings, or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely impact our existing stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take certain actions. As discussed above under “Recent Developments – Exchange Offer, PIK Note Offer to Amend and 2022 Bridge Debenture Release,” we consummated the Exchange Offer and the PIK Note Offer to Amend, whereby we solicited consents from a sufficient amount of holders of Assumed Warrants and Senior PIK Notes, as applicable, to amend the agreements governing such securities in order to help us raise additional capital.

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

Cash Flows

Six Months Ended June 30, 2023 and 2022

The following table summarizes our cash flow data for the six months ended June 30, 2023 and 2022 (dollars in thousands):

	Cash Provided by / (Used in)
Six Months Ended June 30,	2023	2022
Operating Activities	$(5,300)	$(14,187)
Investing Activities	$-	$(1,260)
Financing Activities	$-	$27,087

Operating Activities

Net cash used for operating activities in the six months ended June 30, 2023 was $5,300 compared to $14,187 in the six months ended June 30, 2022. Operating cash flow increased $8,887, or 63%, from the six months ended June 30, 2023 to the six months ended June 30, 2022. The increase was the result of a lower net loss, driven by non-cash items, as well as less cash used for working capital purposes.

Investing Activities

Net cash used for investing activities in the six months ended June 30, 2023 was $0 compared to $1,260 in the six months ended June 30, 2022. This investing cash flow increase of $1,260 was primarily due to the completion of the development of our internal use software.

Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2023 was $0 compared to $27,087 in the six months ended June 30, 2022. This financing cash flow decrease was primarily the result of non-recurring debt financing that occurred in the six months ended June 30, 2022.

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

Contractual Obligations

Our contractual obligations as of June 30, 2023 include:

	Amounts Due by Period
(Dollars in thousands)	Less than 1 Year	1 - 3 years	3 - 5 years	More than 5 years	Total
License agreements (a)	$40	80	80	-	$200
Senior PIK Notes (b)	3,861	-	-	-	3,861
Supplier and other commitments (c)	92	-	-	-	92
Total	$3,993	80	80	-	$4,153

(a)	License agreements remain in place until the licensor’s patents expire or are abandoned. Amounts do not include development milestones that have not been reached as of June 30, 2023.

(b)	Represents the principal balance as of June 30, 2023. The Senior PIK Notes are subject to prepayment penalties and interest is paid through the issuance of additional Senior PIK Notes. The ultimate amount required to settle the Senior PIK Note will vary depending on when it is settled. See Note 5 of the unaudited condensed consolidated financial statements.

(c)	The Company has supplier and other commitments comprising the balance shown. See Note 12 of the unaudited condensed consolidated financial statements.

Critical Accounting Policies

The preparation of the unaudited condensed consolidated financial statements and related notes included under “Item 1. Financial Statements” and related disclosures in conformity with GAAP. The preparation of these condensed consolidated financial statements requires the selection of the appropriate accounting principles to be applied and the judgments and assumptions on which to base accounting estimates, which affect the reported amounts of assets and liabilities as of the date of the balance sheets, the reported amounts of revenue and expenses during the reporting periods, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time such estimates are made. Actual results and outcomes may differ materially from our estimates, judgments, and assumptions. We periodically review our estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates are reflected in the condensed consolidated financial statements prospectively from the date of the change in estimate.

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

Going Concern

For the three and six months ended June 30, 2023, the Company incurred a net loss of $11,293 and $18,932 respectively. As of June 30, 2023, the Company had an accumulated deficit of $168,629. Cash used in operating activities for the six months ended June 30, 2023 was $5,300. As of June 30, 2023, the Company had $215 of available cash and cash equivalents.

On a quarterly basis, we assess going concern uncertainty for our condensed consolidated financial statements to determine if we have sufficient cash and cash equivalents on hand and working capital to operate for a period of at least one year from the date our condensed consolidated financial statements are issued or are available to be issued (the “look-forward period”). Based on conditions that are known and reasonably knowable to us, we consider various scenarios, forecasts, projections, and estimates, and we make certain key assumptions, including the timing and nature of projected cash expenditures or programs, among other factors, and our ability to delay or curtail those expenditures or programs within the look-forward period, if necessary. Until additional equity or debt capital is secured and the Company begins generating sufficient revenue, reducing losses, and improving future cash flows, there is substantial doubt about the Company’s ability to continue as a going concern. The Company will continue ongoing capital raise initiatives and has demonstrated previous success in raising capital to support its operations.

During the first quarter of 2023, the Company completed the sale of FOXO Life Insurance Company in order to gain access to the cash held as statutory capital and surplus at FOXO Life Insurance Company. See Note 10 of our unaudited condensed combined financial statements for more information. The Company used the cash previously held at FOXO Life Insurance Company to fund its operation as it continues to (i) pursue additional avenues to capitalize the Company and (ii) commercialize its products to generate revenue. See Notes 5 and 7 of our unaudited condensed combined financial statements for additional information on the Exchange Offer and PIK Note Offer to Amend that were structured to allow the Company to more easily raise capital. In July and August 2023, we completed the 2023 Private Placement that provided gross proceeds of $450. The Company anticipates that the aggregate net proceeds from the 2023 Private Placement, after deducting placement agent fees and other estimated offering expenses, will be approximately $260.

On June 12, 2023, the Company received an official notice of noncompliance (the “NYSE American Notice”) from NYSE Regulation (“NYSE”) stating that the Company is below compliance with Section 1003(a)(i) in the NYSE American Company Guide since the Company reported stockholders’ deficit of $(30) at March 31, 2023, and losses from continuing operations and/or net losses in its two most recent fiscal years ended December 31, 2022. As required by the NYSE American Notice, on July 12, 2023, the Company submitted a compliance plan (the “Plan”) to NYSE advising of actions it has taken or will take to regain compliance with the NYSE American continued listing standards by December 12, 2024, and if NYSE accepts the Plan, the Company has an eighteen (18) month period to comply with the Plan. Should the Plan not be accepted or the Company be unable to comply with the Plan, then it may make it more difficult for the Company to raise capital.

However, the Company can provide no assurance that these actions will be successful or that additional sources of financing will be available on favorable terms, if at all. As such, until additional equity or debt capital is secured and the Company begins generating sufficient revenue, there is substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the issuance of these consolidated financial statements. In the event that the Company is unable to secure additional financing by mid August 2023, it will be unable to fund its operations and will be required to evaluate further alternatives, which could include further curtailing or suspending its operations, selling the Company, dissolving and liquidating its assets or seeking protection under the bankruptcy laws. A determination to take any of these actions could occur at a time that is earlier than when the Company would otherwise exhaust its cash resources.

Recent Accounting Pronouncements

None.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

On February 1, 2023, Defendant Jon Sabes moved to dismiss the Complaint as to Defendant Sabes pursuant to Fed. R. Civ. P. 12(b)(2) and 12(b)(6).

On February 22, 2023, Smithline filed an Amended Complaint. The Company filed its Answer to the Amended Complaint on March 8, 2023.

On March 15, 2023, Defendant Jon Sabes moved to dismiss the Amended Complaint as to Defendant Sabes pursuant to Fed. R. Civ. P. 12(b)(1), (2) & (6). On April 17, 2023, Smithline filed its opposition to Defendant Sabes’ motion. Sabes’ motion remains undecided.

This action is in the discovery phase of the litigation process and the Company is unable to determine the outcome. The Company is contesting this case vigorously.

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

ITEM 1A. RISK FACTORS

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. In addition to the risk factors set forth below and the other information set forth in this Form 10-Q, you should carefully consider the factors disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023, which report is incorporated by reference herein, all of which could materially affect our business, financial condition and future results.

Risks Related to Our Business and Industry

We have a history of losses and it may not achieve or maintain profitability in the future.

We are a development stage company and have not been profitable since our inception in 2019, accumulating deficits of $168,629,000 and $147,231,000 as of June 30, 2023 and December 31, 2022, respectively. We incurred net losses to common stockholders of $13,759,000 and $21,398,000 for the three and six months ended June 30, 2023, respectively, $23,539,000 and $35,906,000 for the three and six months ended June 30, 2022, respectively, and $95,255,000 and $38,488,000 in the years ended December 31, 2022 and 2021, respectively. We expect we will require significant capital in connection with our efforts, and we will be required to continue to make significant investments to further develop and expand our business. In particular, we expect to expend financial and other resources on sales and marketing as part of our strategy to develop and increase product and service sales, as well as on research and development activities regarding our epigenetic technology. In addition, to the extent our business ramps up as we expect, we will need to increase our headcount in the coming years. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We expect that our net loss will increase in the near term as we continue to make such investments to grow our business. Despite these investments, we may not succeed in increasing our revenue on the timeline that we expect or in an amount sufficient to lower our net loss and ultimately become profitable. Moreover, if our revenue does not increase, we may not be able to reduce costs in a timely manner because many of our costs are fixed, at least in the short term. In addition, if we reduce variable costs to respond to losses, this may limit our ability to enter into agreements with new customers and grow our revenues. Accordingly, we may not achieve or maintain profitability and we may continue to incur significant losses in the future.

We do not have adequate cash resources to fund our operations through calendar year 2023 and will require additional capital to commercialize our product and service offerings and grow our business, which may not be available on terms acceptable to us or at all. If we are unable to secure additional funds, we may be forced to delay, reduce or eliminate our commercialization efforts or cease all operations.

Our present capital is insufficient to meet operating requirements or to cover losses, and therefore we need to raise additional funds through financings to carry out our business plans. Many factors will affect our capital needs as well as their amount and timing, including our growth and profitability as well as market disruptions and other developments. Although we anticipate that the aggregate net proceeds from the 2023 Private Placement, after deducting placement agent fees and other estimated offering expenses, will be approximately $260,000, based on our cash position as of June 30, 2023 combined with the proceeds of such offering, our management is of the opinion that without additional financing or other increase in our cash and cash equivalents balance, we will not have sufficient resources to enable us to fund our operations through calendar year 2023. Based upon our current operating plan, we expect the net proceeds from the 2023 Private Placement to be sufficient to fund our operations through mid August 2023.

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

Our ability to raise additional funds in the short-term will depend on financial, economic and market conditions and the willingness of potential investors or lenders to provide funding, all of which are outside of our control, and we may be unable to raise financing in the short-term, or on terms favorable to us, or at all. Furthermore, high volatility in the capital markets has had, and could continue to have, a negative impact on the price of the Class A Common Stock, and could adversely impact our ability to raise additional funds. If we are unable to obtain sufficient funding, we may be forced to delay, reduce or eliminate our commercialization efforts or cease all operations, and our stockholders could lose all or part of their investment in our Company.

If we are unable to raise sufficient capital in the short-term, we will be unable to fund our operations and will be required to evaluate further alternatives, which could include dissolving and liquidating our assets or seeking protection under the bankruptcy laws. A determination to take any of these actions could occur at a time that is earlier than when we would otherwise exhaust our cash resources.

Former or current members of our management team or the Board may, from time to time, be associated with negative media coverage or become involved in legal or regulatory proceedings or investigations unrelated to our business.

Former or current members of our management team or the Board have been involved in a wide variety of businesses, including transactions, such as sales and purchases of businesses, and ongoing operations. As a result of such involvement, former or current members of our management team or the Board may from time to time be associated with negative media coverage or become involved in legal or regulatory proceedings or investigations unrelated to our business. Any negative media coverage, regulatory proceedings or investigations related to our management team or the Board may be detrimental to the reputation of our management team or the Board or result in other negative consequences or damages, which could cause a material adverse impact on our business and the stock price of our Company.

Covenants in our indebtedness could limit our flexibility and adversely affect our financial condition.

Our outstanding indebtedness contains several restrictive covenants, including that we cannot, without the prior written consent of 50.01% of the holders of our Senior PIK Notes, create or incur any other indebtedness, with the exception of certain exempt issuances, including but not limited to issuances of Class A Common Stock or Common Stock Equivalents in connection with a Private Placement or Public Financing (each as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Exchange Offer, PIK Note Offer to Amend and 2022 Bridge Debenture Release”). If any of our covenants are breached and not cured within applicable cure periods, the breach could result in acceleration of our indebtedness and penalties. Limitations on our ability to incur new indebtedness under the terms of our debt securities may limit the amount of new investments we make.

The Senior PIK Notes mature on April 1, 2024 (the “Maturity Date”), and accrue interest at an annual interest rate of 15%, commencing on the issuance date, compounded quarterly on each December 20, March 20, June 20 and September 20 until the Maturity Date and on the Maturity Date itself (each, an “Interest Payment Due Date”). Interest is payable by increasing the principal amount of the Senior PIK Notes (with such increased amount accruing interest as well) on each Interest Payment Due Date (“PIK Interest”). Monthly payments on the outstanding principal amount of the Senior PIK Notes, as such amount may be increased as the result of the payment of PIK Interest (the “Outstanding Principal Balance”), will commence on November 1, 2023, until the Outstanding Principal Balance has been paid in full on the Maturity Date, or, if earlier, upon acceleration, or prepayment of the Senior PIK Notes in accordance with the Senior PIK Notes terms. A default by us on the Senior PIK Notes would have a material adverse effect on our business, liquidity and the market price of the Class A Common Stock.

The Assumed Warrants have anti-dilution rights that could be triggered as part of future financings.

If FOXO raises additional funds through the issuance of equity, equity-linked or debt securities, with the exception of certain exempt issuances, with an exercise price lower than $6.21 per share, the anti-dilution protection provisions in the Assumed Warrants will be triggered. Specifically, the exercise price and number of warrant shares of the Assumed Warrants will be adjusted to reflect such lower issuance price as the new equity is sold and the number of shares issuable under the Assumed Warrant will be increased such that the aggregate exercise price after the lower price adjustment shall be equal to the aggregate exercise price prior to adjustment.  This anti-dilution adjustment will have a dilutive effect on the Company’s equity and may hamper its ability to complete future financings.

There is no guarantee that the exercise price of our Warrants will ever be less than the trading price of the Class A Common Stock, and they may expire worthless. In addition, we may reduce the exercise price of the Private and Public Warrants in accordance with the provisions of the Warrant Agreement, and a reduction in exercise price of the Private and Public Warrants would decrease the maximum amount of cash proceeds we could receive upon the exercise in full of the Private and Public Warrants for cash.

As of the date of this Report, the exercise price for the Public and Private Warrants is $11.50 per share of Class A Common Stock, and the exercise price for the Assumed Warrants is $6.21 per share of Class A Common Stock. On August 9, 2023, the closing price of the Class A Common Stock was $0.157. If the price of our shares of Class A Common Stock remains below the respective exercise prices of the Warrants, we believe our warrant holders will be unlikely to cash exercise their Warrants, resulting in little or no cash proceeds to us. There is no guarantee that the Warrants will be in the money prior to their expiration and, as such, the Warrants may expire worthless. In addition, at the current exercise price of $11.50 per share for the Public and Private Warrants, and $6.21 per share for the Assumed Warrants, we will receive up to $121 million from the exercise of the Warrants, assuming the exercise in full of all of the Warrants for cash. However, we may lower the exercise price of the Public Warrants and the Private Warrants in accordance with Section 9.8 of the Warrant Agreement to induce the holders to exercise such warrants. The Company may effect such reduction in exercise price without the consent of warrant holders and such reduction would decrease the maximum amount of cash proceeds we would receive upon the exercise in full of the Warrants for cash. In addition, in the event the Company issues Class A Common Stock or common stock equivalents that trigger the full ratchet anti-dilution provision in the Assumed Warrants, then the exercise price of the Assumed Warrants may be reduced and any subsequent exercises would decrease the amount of proceeds the Company receives for each share of Class A Common Stock.

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

Based on the evaluation of our internal controls over financial reporting, we concluded that such controls were effective as of December 31, 2022. In addition, based on the evaluation of our disclosure controls and procedures as of June 30, 2023, we concluded such controls were effective. However, due to the current size of our Company and our limited personnel, we may not be able to maintain effective internal control over financial reporting and disclosure controls and procedures in the future.

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

We have been subject to regulatory and other government or regulatory investigations or inquiries under national, regional and local laws, as amended from time to time, and may be required to comply with data requests, or requests for information by government authorities and regulators in the United States or other jurisdictions in which we operate and any resulting enforcement action could have a materially adverse effect on us.

As a publicly trading reporting company with operations in the United States and internationally, we interact regularly with regulatory and self-regulatory agencies in the United States or other jurisdictions in which we operate, including the SEC and the NYSE American. We have been and may in the future be the subject of SEC and other regulatory investigations or inquiries and may be required to comply with informal or formal orders or other requests for information or documentation from such government authorities and regulators regarding our compliance with national, regional and local laws and regulations, including the rules and regulations under the Securities Act and the Exchange Act. Such laws and regulations and their interpretation and applications may also change from time to time. Responding to requests for information from regulators in connection with any such investigations or inquiries could have a materially adverse effect on our business through, among other things, significantly increased legal fees and the time and attention required of the Company’s management and employees to be diverted from our normal business operations and growth plans. Moreover, if a regulator were to initiate an enforcement action against us, such any action could further consume our resources, require us to change our business practices and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to Our Epigenetic Testing Services

We currently have research projects planned and underway designed to further discover, improve and/or validate the use of our epigenetic biomarkers for our commercial purposes, but we cannot guarantee the results of such research and any negative results may negatively impact our ability to pursue our business plans.

Our current and planned research projects are designed to further discover, improve and/or validate the use of epigenetic biomarkers for commercial use. The main research projects we have underway are the Physicians’ Health Study and two other research projects that are intended to inform the utility and capabilities of epigenetics for health assessment.

While we believe these research projects will lead to the discovery, improvement, and commercialization of our proprietary epigenetic biomarker technology, we cannot guarantee positive and immediately commercializable results from these studies, nor can we guarantee that potential customers will use our products and services based on the results of such studies. Our results may be misleading or inaccurate, which could adversely impact the acceptance of our products and services, and our overall ability to continue pursuing our business plans. If the results from our research studies differ from what we expect, or if such results are not accepted by our customers, it will adversely impact our ability to pursue our business plans and generate revenue, which could result in a complete loss of your investment.

Risks Related to Owning Our Securities

We are subject to the continued listing standards of the NYSE American and our failure to satisfy these criteria may result in delisting of the Class A Common Stock.

The Class A Common Stock is listed on the NYSE American. In order to maintain this listing, we must maintain a certain share price, financial and share distribution targets, including maintaining a minimum amount of stockholders’ equity and a minimum number of public stockholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer (i) if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; (ii) if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; (iii) if the issuer sells or disposes of principal operating assets or ceases to be an operating company; (iv) if an issuer fails to comply with the NYSE American’s listing requirements; (v) if an issuer’s securities sell at what the NYSE American considers a “low selling price” which the exchange generally considers $0.20 per share and the issuer fails to correct this via a reverse split of shares after notification by the NYSE American; or (vi) if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable. There are no assurances how the market price of the Class A Common Stock will be impacted in future periods as a result of the general uncertainties in the capital markets and any specific impact on our Company as a result of the recent volatility in the capital markets.

On June 12, 2023, we received an official notice of noncompliance (the “NYSE American Notice”) from NYSE Regulation (“NYSE”) stating that we are below compliance with Section 1003(a)(i) in the NYSE American Company Guide (the “Company Guide”) since we reported stockholders’ deficit of $(30,000) at March 31, 2023, and losses from continuing operations and/or net losses in its two most recent fiscal years ended December 31, 2022. Section 1003(a)(i) of the Company Guide requires a listed company to have stockholders’ equity of $2 million or more if the listed company has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years.

We are now subject to the procedures and requirements set forth in Section 1009 of the Company Guide. As required by the NYSE American Notice, on July 12, 2023, we submitted a plan (the “Plan”) to NYSE advising of actions we have taken or will take to regain compliance with the continued listing standards by December 12, 2024. If NYSE accepts the Plan, we will have an eighteen (18) month cure period to comply with the Plan and will be subject to periodic reviews including quarterly monitoring for compliance with the Plan. The NYSE American Notice has no immediate effect on the listing or trading of the Class A Common Stock on NYSE American. We intend to consider available options to regain compliance with the stockholders’ equity requirement, but no decisions have been made at this time. There can be no assurance that we will ultimately regain compliance with all applicable NYSE American listing standards.

If we are unable to retain compliance with all applicable NYSE American listing standards, the Class A Common Stock would be subject to delisting. If the NYSE American delists the Class A Common Stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for the Class A Common Stock, reduced liquidity and market price of the Class A Common Stock, decreased analyst coverage of the Class A Common Stock, and an inability for us to obtain any additional financing to fund our operations that we may need.

If the Class A Common Stock is delisted, the Class A Common Stock may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a penny stock to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules impose additional sales practice requirements and burdens on broker-dealers (subject to certain exceptions) and could discourage broker-dealers from effecting transactions in our stock, further limiting the liquidity of our shares, and an investor may find it more difficult to acquire or dispose of the Class A Common Stock on the secondary market.

These factors could have a material adverse effect on the trading price, liquidity, value and marketability of the Class A Common Stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Disclosure Pursuant to Item 5.02 of Current Report on Form 8-K - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On August 9, 2023, Murdoc Khaleghi, a member of the Company’s Board of Directors (the “Board”), notified the Company of his resignation from the Board, effective as of such date. Mr. Khaleghi’s decision to resign from the Board was for personal reasons and not related to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit No.	Description	Included	Form	Referenced Exhibit	Filing Date

3.1	Certificate of Incorporation of FOXO Technologies Inc.	By Reference	8-K	3.1	September 21, 2022

3.2	Bylaws of FOXO Technologies Inc.	By Reference	8-K	3.2	September 21, 2022

4.1	Warrant Agreement, dated December 10, 2020, between Delwinds and Continental Stock Transfer & Trust Company, as Warrant Agent.	By Reference	8-K	4.1	December 16, 2020

4.2	Form of Assumed Warrant.	By Reference	8-K	4.2	September 21, 2022

4.3	Form of 15% Senior Promissory Note.	By Reference	8-K	4.3	September 21, 2022

10.1	Amended and Restated Securities Purchase Agreement.	By Reference	8-K	10.1	May 30, 2023

10.2	Exchange Offer General Release Agreement.	By Reference	8-K	10.2	May 30, 2023

10.3	Amendment No. 1 to Senior Promissory Note Purchase Agreement.	By Reference	8-K	10.3	May 30, 2023

10.4	PIK Note Offer to Amend General Release Agreement.	By Reference	8-K	10.4	May 30, 2023

10.5	FOXO Technologies Inc. 2022 Equity Incentive Plan, as amended.	By Reference	8-K	10.5	May 30, 2023

10.6	Form of General Release Agreement.	By Reference	8-K	10.1	June 22, 2023

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1#	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	Furnished Herewith

101.INS	Inline XBRL Instance Document.	Filed Herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed Herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed Herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed Herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed Herewith

#

This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOXO TECHNOLOGIES INC.

Date: August 10, 2023	/s/ Tyler Danielson
	Name:	Tyler Danielson
	Title:	Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2023	/s/ Robert Potashnick
	Name:	Robert Potashnick
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)