Form 10-Q
period 2023-09-30
FOXO TECHNOLOGIES INC.
filed 2024-01-19
CIK 1812360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of January 19, 2024, there were 8,946,032 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) of the registrant issued and outstanding.

FOXO TECHNOLOGIES INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION:		1
Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	1
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023 and 2022	2
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months ended September 30, 2023 and 2022	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2023 and 2022	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43

PART II - OTHER INFORMATION:		44
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 5.	Other Information	49
Item 6.	Exhibits	50
SIGNATURES		51

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

Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Part I., Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2023, and elsewhere in this Report such as, but not limited to:

●	we have a history of losses and may not achieve or maintain profitability in the future;

●	our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern, which could limit our ability to raise additional capital;

●	we will require additional capital to commercialize our product and service offerings and grow our business, which may not be available on terms acceptable to us or at all;

●	the loss of the services of our current executives or other key employees, or failure to attract additional key employees;

●	the strength of our brands and our ability to develop, maintain and enhance our brands and our ability to develop and expand our customer base;

●	access to the substantial resources to continue the development of new products and services;

●	our ability to commercialize our technology enabled products and services with a high level of service at a competitive price, achieve sufficient sales volumes to realize economies of scale and create innovative new products and services to offer to our customers;

●	our ability to effectively and in a cost-feasible manner acquire, maintain and engage with our targeted customers;

●	the impact on our business of security incidents or real or perceived errors, failures or bugs in our systems and/or websites

●	the impact of changes in the general economic conditions;

●	our success and ability to establish and grow our epigenetic testing service and the development of epigenetic biomarkers;

●	our ability to apply the relatively new field of epigenetics to the industries in which we seek to operate;

●	our ability to validate and improve the results of our 2019 Pilot Study;

●	the impact of competition in the personal health and wellness testing market;

●	our ability to procure materials and services from third-party suppliers for our epigenetic testing services;

ii

●	our ability to maintain compliance now or in the future to laws and regulations relating to laboratory testing, our consumer engagement services and our use of epigenetic biomarkers;

●	our ability to maintain focus on our main business line initiatives, while providing ancillary product and service offerings that support our baseline technology;

●	our ability to satisfy the regulatory conditions that our business operates in;

●	the ability to contract or maintain relationships related to selling life insurance products underwritten and issued by third-party carriers;

●	competition in the industries in which we operate or seek to operate;

●	the dependence on search engines, social media platforms, content-based online advertising and other online sources to attract customers to our website;

●	our ability to comply with customer privacy and data privacy and security laws and regulations;

●	our ability to prevent or address the misappropriation of our data;

●	our ability to comply with current and changes to regulations in the jurisdiction in which we operate;

●	the impact of new legislation or legal requirements affecting how we communicate with our customers;

●	our ability to obtain sufficiently broad protection of our intellectual property throughout the world;

●	the impact of changes in trademark or patent law in the United States and other jurisdictions;

●	the impact of claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secret of their former employers;

●	lawsuits and other claims by third parties or investigations by various regulatory agencies that we may be subjected to and are required to report to, including but not limited to, the SEC;

●	our ability to successfully register and enforce our trademarks;

●	the impact of claims challenging the inventorship of our patents and other intellectual property;

●	the adequacy of our patent terms to protect our competitive position; and

●	the risks to our proprietary software and source code from our use of open source software.

Unless expressly indicated or the context requires otherwise, the terms “FOXO,” the “Company,” “we,” “us” or “our” in this Report refer to FOXO Technologies Inc., a Delaware corporation, and, where appropriate, its subsidiaries.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOXO technologies inc. and subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2023	2022

Assets
Current assets
Cash and cash equivalents	$42	$5,515
Supplies	1,131	1,313
Prepaid expenses	1,306	2,686
Prepaid consulting fees	-	2,676
Other current assets	106	114
Total current assets	2,585	12,304
Intangible assets	428	2,043
Reinsurance recoverables	-	18,573
Cloud computing arrangements	-	2,225
Other assets	118	263
Total assets	$3,131	$35,408

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$4,816	$3,466
Related party payables	747	500
Senior PIK Notes	4,006	1,409
Accrued severance	1,528	1,045
Accrued settlement	2,300	-
Accrued and other liabilities	119	493
Total current liabilities	13,516	6,913
Warrant liability	67	311
Senior PIK Notes	-	1,730
Policy reserves	-	18,573
Other liabilities	651	1,173
Total liabilities	14,234	28,700
Commitments and contingencies (Note 12)
Stockholders’ (deficit) equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued or outstanding as of September 30, 2023 and December 31, 2022	-	-
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 5,916,852 and 2,966,967 issued, and 5,916,852 and 2,752,890 outstanding as of September 30, 2023 and December 31, 2022, respectively	6	3
Treasury stock, at cost, 0 and 214,077 as of September 30, 2023 and December 31, 2022, respectively	-	-
Additional paid-in capital	161,180	153,936
Accumulated deficit	(172,289)	(147,231)
Total stockholders’ (deficit) equity	(11,103)	6,708
Total liabilities and stockholders’ (deficit) equity	$3,131	$35,408

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Foxo Technologies INc. and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenue	$10	$14	$35	$93
Cost of sales	70	-	70	-
Gross profit	(60)	14	(35)	93
Operating expenses:
Research and development	283	558	925	2,160
Management contingent share plan expense (forfeitures)	(1,553)	-	(141)	-
Impairment of intangible assets and cloud computing arrangements	-	-	2,633	-
Selling, general and administrative	4,717	8,269	15,052	17,239
Total operating expenses	3,447	8,827	18,469	19,399
Loss from operations	(3,507)	(8,813)	(18,504)	(19,306)
Non-cash change in fair value of convertible debentures	-	(3,697)	-	(28,180)
Change in fair value of warrant liability	36	1,349	244	1,349
Change in fair value of forward purchase put derivative	-	(1,284)		(1,284)
Change in fair value of forward purchase collateral derivative	-	(27,378)		(27,378)
Loss from PIK Note Amendment and 2022 Debenture Release		-	(3,521)	-
Interest expense	(148)	(424)	(865)	(1,250)
Other income (expense)	(41)	(779)	54	(883)
Total non-operating expense	(153)	(32,213)	(4,088)	(57,626)
Loss before income taxes	(3,660)	(41,026)	(22,592)	(76,932)
Provision for income taxes	-	-	-
Net loss	$(3,660)	$(41,026)	$(22,592)	$(76,932)
Deemed dividend related to the Exchange Offer	-	-	(2,466)	-
Net loss to common stockholders	$(3,660)	$(41,026)	$(25,058)	$(76,932)

Net loss per share of Class A common stock, basic and diluted	$(0.75)	$(67.04)	$(7.48)	$(128.65)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

FOXO TECHNOLOGIES INC. and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Dollars in thousands)

(Unaudited)

	FOXO Technologies Operating Company						FOXO Technologies Inc.
	Series A Preferred Stock		Common Stock (Class A)		Common Stock (Class B)		Common Stock (Class A)		Treasury Stock	Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	in-Capital	Deficit	Total
Three Months Ended September 30, 2022
Balance, June 30, 2022	800,000	$21,854	154,516	$-	200,000	$-	-	$-	-	$12,026	$(87,882)	$(54,002)
Activity prior to the business combination:
Net loss to common stockholders	-	-	-	-	-	-	-	-	-	-	(9,531)	(9,531)
Equity-based compensation	-	-	-	-	-	-	-	-	-	211	-	211
Effects of the business combination:
Conversion of Series A Preferred Stock	(800,000)	(21,854)	800,000	-	-	-	-	-	-	21,854	-	-
Conversion of Bridge Loans	-	-	1,517,273	-	-	-	-	-	-	88,975	-	88,975
Conversion of Class B Common Stock	-	-	200,000	-	(200,000)	-	-	-	-	-	-	-
Conversion of existing Class A Common Stock	-	-	(2,671,789)	-	-	-	1,551,871	1	-	-	-	1
Reverse recapitalization	-	-	-	-	-	-	814,365	1	-	19,677	-	19,678
Activity after the business combination:
Net loss to common stockholders	-	-	-	-	-	-	-	-	-	-	(31,495)	(31,495)
Equity-based compensation	-	-	-	-	-	-	917,500	1	-	329	-	330
Cantor Commitment Fee	-	-	-	-	-	-	19,048	-	-	1,600	-	1,600
Balance, September 30, 2022	-	$-	-	$-	-	$-	3,302,784	$3	-	$144,672	$(128,908)	$15,767

Nine Months Ended September 30, 2022
Balance, December 31, 2021	800,000	$21,854	3,021	$-	200,000	$-	-	$-	-	$4,902	$(51,976)	$(25,220)
Activity prior to the business combination:
Net loss to common stockholders	-	-	-	-	-	-	-	-	-	-	(45,437)	(45,437)
Lease contributions	-	-	-	-	-	-	-	-	-	225	-	225
Equity-based compensation	-	-	-	-	-	-	-	-	-	717	-	717
Warrant repurchase	-	-	-	-	-	-	-	-	-	(507)	-	(507)
Issuance of shares for exercised stock options	-	-	1,495	-	-	-	-	-	-	-	-	-
Issuance of shares for consulting agreement	-	-	150,000	-	-	-	-	-	-	211	-	211
Effects of the business combination:
Conversion of Series A Preferred Stock	(800,000)	(21,854)	800,000	-	-	-	-	-	-	21,854	-	-
Conversion of Bridge Loans	-	-	1,517,273	-	-	-	-	-	-	88,975	-	88,975
Conversion of Class B Common Stock	-	-	200,000	-	(200,000)	-	-	-	-	-	-	-
Conversion of existing Class A Common Stock	-	-	(2,671,789)	-	-	-	1,551,871	1	-	-	-	1
Reverse recapitalization	-	-	-	-	-	-	814,365	1	-	19,677	-	19,678
Activity after the business combination:
Net loss to common stockholders	-	-	-	-	-	-	-	-	-	-	(31,495)	(31,495
Equity-based compensation	-	-	-	-	-	-	917,500	1	-	329	-	330
Cantor Commitment Fee	-	-	-	-	-	-	19,048	-	-	1,600	-	1,600
Balance, September 30, 2022	-	$-	-	$-	-	$-	3,302,784	$3	-	$144,672	$(128,908)	$15,767

Three Months Ended September 30, 2023
Balance, June 30, 2023	-	$-	-	$-	-	-	4,648,096	$5	-	$161,594	$(168,629)	$(7,030)
Net loss to common stockholders	-	-	-	-	-	-	-	-	-	-	(3,660)	(3,660)
Stock-based compensation	-	-	-	-	-	-	(329,032)	-	-	(1,447)	-	(1,447)
Private placements net of issuance costs	-	-	-	-	-	-	929,376	1	-	443	-	444
Issuance of shares to Joseph Gunner							276,875			221		221
Issuance of shares to MSK							292,867			234	-	234
Issuance of shares to employees	-	-	-	-	-	-	98,670	-	-	135	-	135

Balance, September 30, 2023	-	$-	-	$-	-	$-	5,916,852	$6	-	$161,180	$(172,289)	$(11,103)

Nine Months Ended September 30, 2023
Balance, December 31, 2022	-	$-	-	$-	-	$-	2,966,967	$3	(214,077)	153,936	(147,231)	6,708
Net loss to common stockholders	-	-	-	-	-	-	-	-	-	-	(25,058)	(25,058)
Stock-based compensation	-	-	-	-	-	-	(365,132)	-	-	226	-	226
2022 Debenture Release	-	-	-	-	-	-	703,500	1	-	2,180	-	2,181
PIK Note Amendment	-	-	-	-	-	-	432,188	-	-	1,339	-	1,339
Exchange Offer	-	-	-	-	-	-	795,618	1	-	2,466	-	2,467
Private placements net of issuance costs							929,376	1		443		443
Issuance of shares to employees							98,670			135		135
Issuance of shares to MSK							292,867			234		234
Issuance of shares to Joseph Gunner							276,875			221		221
Treasury stock	-	-	-	-	-	-	(214,077)	-	214,077	-	-	-
Balance, September 30, 2023	-	$-	-	$-	-	$-	5,916,852	$5	-	$161,180	$(172,289)	$(11,103)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

FOXO TECHNOLOGIES INC. and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,592)	$(76,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,251	159
Loss from PIK Note Amendment and 2022 Debenture Release	3,521	-
Equity-based compensation	361	1,002
Cantor Commitment Fee	-	1,600
Amortization of consulting fees paid in common stock	2,221	2,954
Impairment of intangible assets and cloud computing arrangements	2,633	-
Change in fair value of convertible debentures	-	28,180
Change in fair value of forward purchase agreement collateral derivative	-	27,378
Change in fair value of warrants	(244)	(1,349)
Change in fair value of forward purchase agreement put derivative	-	1,284
Conversion of accrued interest	-	593
PIK interest	419	-
Amortization of debt issuance costs	448	-
Contributions in the form of rent payments	-	225
Recognition of prepaid offering costs upon election of fair value option	-	107
Other	100	-
Changes in operating assets and liabilities:
Supplies	182	(1,762)
Prepaid expenses and consulting fees	1,835	(1,002)
Other current assets	3	-
Cloud computing arrangements	-	(1,941)
Reinsurance recoverables	18,573	709
Accounts payable	1,806	(489)
Accrued and other liabilities	1,891	761
Policy reserves	(18,573)	(709)
Net cash used in operating activities	(6,165)	(19,232)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(108)
Development of internal use software	-	(1,622)
Net cash used in investing activities	-	(1,730)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	-	28,000
Warrant repurchase	-	(507)
Senior PIK Notes proceeds	-	3,458
Reverse recapitalization proceeds	-	23,226
Forward purchase agreement escrow	-	(29,135)
Forward purchase agreement proceeds	-	484
Forward purchase agreement collateral release to Meteora	-	733
Private placements	744	-
Related party promissory note	247	(1,160)
Deferred offering costs	(299)	(539)
Net cash provided by financing activities	692	24,560
Net change in cash and cash equivalents	(5,473)	3,598
Cash and cash equivalents at beginning of period	5,515	6,856
Cash and cash equivalents at end of period	$42	$10,454

NONCASH INVESTING AND FINANCING ACTIVITIES:
2022 Debenture Release	$2,181	$-
PIK Note Amendment	$1,339	$-
Exchange Offer	$2,466	$-
Conversion of debt	$-	$88,382
Conversion of preferred stock	$-	$21,854
Accrued internal use software	$-	$239

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 1  DESCRIPTION OF BUSINESS

FOXO Technologies Inc. (“FOXO” or the “Company”), formerly known as Delwinds Insurance Acquisition Corp. (“Delwinds”), a Delaware corporation, was originally formed in April 2020 as a publicly traded special purpose company for the purpose of effecting a merger, capital stock exchange, asset acquisition, reorganization, or similar business combination involving one or more businesses. FOXO is a leader in commercializing epigenetic biomarker technology to support groundbreaking scientific research and disruptive next-generation business initiatives. The Company applies automated machine learning and artificial intelligence technologies to discover epigenetic biomarkers of human health, wellness and aging. On October 29th, 2023 the Company entered into a Letter Agreement with KR8 AI Inc. to develop a Direct to Consumer app (iOS and Android) combining its AI Machine Learning technology to provide a commercial application of Foxo’s epigenetic biomarker technology as a subscription consumer engagement platform. The Letter Agreement limits the distribution of any such apps to consumers in North America. The Letter Agreement provides that KR8 will grant the Company a non-provisional exclusive License with a perpetual term upon the parties’ signing of a definitive license agreement.

The Company manages and reports results of operations for the Company’s epigenetic biomarker technology business operations.

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

Note 2  GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The Company’s history of losses requires management to critically assess its ability to continue operating as a going concern. For the three and nine months ended September 30, 2023, the Company incurred a net loss of $3,660 and $22,592 respectively. As of September 30, 2023, the Company had an accumulated deficit of $172,289. Cash used in operating activities for the nine months ended September 30, 2023 was $6,165. As of September 30, 2023, the Company had $42 of available cash and cash equivalents.

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

However, the Company can provide no assurance that these actions will be successful or that additional sources of financing will be available on favorable terms, if at all. As such, until additional equity or debt capital is secured and the Company begins generating sufficient revenue, there is substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the issuance of these condensed consolidated financial statements. In the event that the Company is unable to secure additional financing by mid-January 2024, it may be unable to fund its operations and will be required to evaluate further alternatives, which could include further curtailing or suspending its operations, selling the Company, dissolving and liquidating its assets or seeking protection under the bankruptcy laws. A determination to take any of these actions could occur at a time that is earlier than when the Company would otherwise exhaust its cash resources.

As previously disclosed, on September 20, 2022, the Company issued to certain investors 15% Senior Promissory Notes (the “PIK Notes”) in an aggregate principal amount of $3,457,500, each with a maturity date of April 1, 2024 (the “Maturity Date”). Pursuant to the terms of the PIK Notes, commencing on November 1, 2023, and on each one month anniversary thereof, the Company is required to pay the holders of the PIK Notes an equal amount until their outstanding principal balance has been paid in full on the Maturity Date, or, if earlier, upon acceleration or prepayment of the PIK Notes in accordance with their terms. The Company failed to make the payments due on November 1, 2023, which constitutes an event of default under the PIK Notes.

As a result of this event of default, the interest rate of the PIK Notes increased from 15% per annum (compounded quarterly on each December 20, March 20, June 20 and September 20) to 22% per annum (compounded annually and computed on the basis of a 360-day year). In addition, the holders of the PIK Notes may, among other remedies, accelerate the Maturity Date and declare all indebtedness under the PIK Notes due and payable at 130% of the outstanding principal balance.

In October 2023, the Company announced that the Company is in discussions with the holders of the PIK Notes with respect to certain amendments to the PIK Notes to cure the event of default; however, there has been no agreement that the PIK Note holders will agree to amend the PIK Notes.

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting, and thus the accompanying unaudited condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2022 and the notes thereto. The consolidated balance sheet data as of December 31, 2022 was derived from the audited consolidated financial statements as of that date but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments of a normal or recurring nature, which are necessary for a fair presentation of financial position, operating results and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Note 4  INTANGIBLE ASSETS AND CLOUD COMPUTING ARRANGEMENTS

The components of intangible assets and cloud computing arrangements as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Methylation pipeline	$592	$592
Underwriting API	840	840
Longevity API	717	717
Less: accumulated amortization and impairment	(1,721)	(106)
Intangible assets	$428	$2,043

	September 30, 2023	December 31, 2022
Digital insurance platform	$2,966	$2,966
Less: accumulated amortization and impairment	(2,966)	(741)
Cloud computing arrangements	$-	$2,225

Amortization of the Company’s intangible assets and cloud computing arrangements is recorded on a straight-line basis within selling, general and administrative expenses. The Company recognized amortization expense of $49 and $1,208 for the three and nine months ended September 30, 2023 and did not have any amortization expense for the three and nine months ended September 30, 2022.

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

In June of 2023, the Company determined that both the underwriting API and longevity API were fully impaired as it no longer forecasted positive cash flows from the longevity report or underwriting report. For the longevity report, the Company sells the product at cost. For the underwriting report, the Company no longer expects sales during the amortization period. Accordingly, the Company has determined the assets are not recoverable and the cash flows no longer support the assets. The Company recognized impairment charges of $630 and $578 for the underwriting API and longevity API, respectively. The Company recognized an impairment loss of $0 and $2,633 for the three and nine months ended September 30, 2023, respectively.

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

PIK Note Amendment

On May 26, 2023, the Company consummated two issuer tender offers: (i) the Exchange Offer (as described below in Note 7) and (ii) the Offer to Amend 15% Senior Promissory Notes and Consent Solicitation, commenced on April 27, 2023 (the “PIK Note Offer to Amend”), pursuant to which the Company offered all holders of Senior PIK Notes 0.125 shares of Class A Common Stock for every $1.00 of the Original Principal Amount (as defined in the Senior PIK Notes) of such holder’s Senior PIK Notes, in exchange for the consent by such holder of Senior PIK Notes to amendments to the Senior Promissory Note Purchase Agreement, dated September 20, 2022, between the Company and each purchaser of Senior PIK Notes (the “PIK Note Purchase Agreement”).

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

The Company received consents from all Senior PIK Note holders and all required approvals, including stockholder approval, and issued on a pro rata basis to the holders of the Senior PIK Notes 432,188 shares of Class A Common Stock in consideration for the PIK Note Amendment.

The Company accounted for the PIK Note Amendment as an extinguishment as the consideration of $1,339 paid to Senior PIK Note holders in the form of Class A Common Stock caused the cash flows after the PIK Note Amendment to change by more than 10%. Due to the short-term nature of the Senior PIK Notes, the Company determined the reacquisition price of debt was equal to the principal amount at the time of the amendment. The Company recognized $1,596 of expense related to the PIK Note Amendment consisting of $256 of unamortized debt issuance costs and $1,339 for the issuance of Class A Common Stock

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Company will continue to pay PIK Interest until maturity or repayment.

As per the Current Report on Form 8-K filed November 2, 2023, Pursuant to the terms of the PIK Notes, commencing on November 1, 2023, and on each one month anniversary thereof, the Company is required to pay the holders of the PIK Notes an equal amount until their outstanding principal balance has been paid in full on the Maturity Date, or, if earlier, upon acceleration or prepayment of the PIK Notes in accordance with their terms. The Company failed to make the payments due on November 1, 2023, which constitutes an event of default under the PIK Notes.

As a result of this event of default, the interest rate of the PIK Notes increased from 15% per annum (compounded quarterly on each December 20, March 20, June 20 and September 20) to 22% per annum (compounded annually and computed on the basis of a 360-day year). In addition, the holders of the PIK Notes may, among other remedies, accelerate the Maturity Date and declare all indebtedness under the PIK Notes due and payable at 130% of the outstanding principal balance.

Given the Company’s current cash constraints, the Company is currently in discussions with the holders of the PIK Notes with respect to certain amendments to the PIK Notes to cure the event of default; however, there can be no assurance that the PIK Note holders will agree to amend the PIK Notes.

As of September 30, 2023, the Company has recorded $4,006 balance as current liabilities based on the monthly installments payment schedule. For the three and nine months ended September 30, 2023 the Company recognized $145 and $420, respectively of contractual interest expense on the Senior PIK Notes; and $0 and $448, respectively related to the amortization of debt issuance costs on the Senior PIK Notes. The amortization of debt issuance costs includes $256 of unamortized debt issuance costs at the time of the PIK Note Amendment. Additionally, the Company recognized $593 and $1,627 of contractual interest expense related to the 12.5% Original Issue Discount Convertible Debentures issued in 2021 by Legacy FOXO (the “2021 Bridge Debentures”) for the three and nine months ended September 30, 2022 of which $181 and $508, respectively is for related party holders.

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

Sponsor Loan

In order to finance transaction costs in connection with the business Combination, the Sponsor or an affiliate of the Sponsor loaned Delwinds funds for working capital. As of September 30, 2023, $500 was remaining due to the Sponsor and is shown as a related party payable in the consolidated balance sheet.

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Demand Promissory Note

On September 19, 2023, the Company obtained a $247 loan from Andrew J. Poole, a former director of the Company (the “Loan”), to be used to pay for directors’ and officers’ insurance through November 2023. The Company issued to Mr. Poole a demand promissory note for $247 evidencing the Loan (the “Note”). The Note does not bear interest. The Note is due on demand, and in the absence of any demand, the Note will be due one year from the issuance date. The Note may be prepaid, in whole or in part, without penalty at any time.

Consulting Agreement

In April 2022, the Company executed a consulting agreement (the “Consulting Agreement”) with an individual (the “Consultant”) considered to be a related party of the Company as a result of his investment in the 2021 Bridge Debentures. The agreement, which expired in April 2023, had a minimum term of twelve months, over which the Consultant is to provide services that include, but are not limited to, advisory services relating to the implementation and completion of the Business Combination. Following the execution of the agreement, as compensation for such services to be rendered as well as related expenses over the term of the contract, the Consultant was paid a cash fee of $1,425. The Consulting Agreement also calls for the payment of an equity fee as compensation for such services. The Company issued 150,000 shares of Legacy FOXO Class A Common Stock to the Consultant during the second quarter of 2022 to satisfy the equity fee that converted into 87,126 shares of Class A Common Stock. The Company has determined that all compensation costs related to the Consulting Agreement, including both cash fees and the equity fee, represent remuneration for services to be rendered evenly over the contract term. Thus, all such costs were initially recorded at fair value as prepaid consulting fees in the consolidated balance sheet and are being recognized as selling, general and administrative expenses in the condensed consolidated statement of operations on a straight-line basis over the term of the contract. For the three and nine months ended September 30, 2023, $0 and $2,676, respectively, in expenses were recognized related to the Consulting Agreement. For both the three and nine months ended September 30, 2022 the Company recognized $2,081 and $3,568, respectively, in expenses for the Consulting Agreement.

Contractor Agreement

In October 2021, FOXO entered into a Contractor Agreement with Dr. Murdoc Khaleghi, one of its former directors, under which Dr. Khaleghi served as FOXO’s Chief Medical Officer. The Company paid Dr. Khaleghi $0 in 2023 and $27 and $81 for the three and nine months ended September 30, 2022, respectively.

Board and Executive Departures:

In addition to Dr. Khaleghi who resigned in 2022, the following Board members resigned in 2023;

Mr. Tyler Danielson resigned as Interim Chief Executive Officer on September 14, 2023

Mr. Robert Potashnick resigned as Chief Financial Officer effective September 13, 2023

Andrew Poole resigned as director on November 21, 2023

Board Appointment:

Mark White was appointed on September 19, 2023 as Interim Chief Executive Officer and Director.

Executive Appointment:

Martin Ward was appointed on September 19, 2023 as Interim Chief Financial Officer

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

Preferred Stock

The Amended and Restated Company Charter authorizes the Company to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023, there were no shares of preferred stock issued or outstanding.

Warrants

Public Warrants and Private Placement Warrants

The Company issued 1,006,250 common stock warrants in connection with Delwinds’ initial public offering (the “IPO”) (the “Public Warrants”). Simultaneously with the closing of the IPO, Delwinds consummated the private placement of 31,623 common stock warrants (the “Private Placement Warrants”).

Public Warrants may only be exercised for a whole number of shares. Each Public Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $115.00 per share, subject to adjustment. The Public Warrants became exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.10 per warrant;

●	upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable; and

●	if, and only if, the reported last sale price of the Company’s Class A Common Stock equals or exceeds $180.00 per share for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders.

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

Assumed Warrants

At Closing of the Business Combination, the Company assumed common stock warrants to purchase FOXO Class A Common Stock (“Assumed Warrants”) and exchanged such Assumed Warrants for common stock warrants to purchase 190,619 shares of the Company’s Class A Common Stock. Each Assumed Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $62.10 per share, subject to adjustment. The Assumed Warrants are exercisable over a three-year period from the date of issuance. The Assumed Warrants include a down round provision that should the Company issue common stock for a consideration of less than $62.10 per share then the exercise price shall be lowered to the new consideration amount on a per share basis with a simultaneous and corresponding increase to the number of warrants. The down round provision has not been triggered.

Exchange Offer

On May 26, 2023, the Company consummated its tender offer commenced on April 27, 2023, to all 190,619 holders of Assumed Warrants to receive 48.3 shares of the Company’s Class A Common Stock in exchange for each Assumed Warrant tendered (the “Exchange Offer”). The consideration was accounted for as a deemed dividend to the warrant holders, is calculated based on the fair value of common stock at consummation of the offering and reflected in net loss to common stockholders.

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

Pursuant to the Exchange Offer, an aggregate of 164,751 Assumed Warrants were tendered and an aggregate of 795,618 shares of Class A Common Stock were issued to the holders of Assumed Warrants resulting in a deemed dividend of $2,466. After the Exchange Offer and as of September 30, 2023, 25,868 Assumed Warrants remain outstanding. At the same time 432,188 shares of Class A Common Stock were issued as part of the PIK Note Amendment as discussed in Note 5.

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

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Pursuant to their respective General Release Agreement, each Investor released, waived and discharged the Company from any and all claims that such Investor had, have or may have against the Company from the beginning of time through the effective date of their respective General Release Agreement (the “Release”). As consideration for the Release and each Investor’s other obligations, covenants, agreements, representations and warranties set forth in their respective General Release Agreement, the Company issued to each Investor 0.067 shares of Class A Common Stock for every $1.00 of Subscription Amount (as defined in the securities purchase agreements governing the 2022 Bridge Debentures) of 2022 Bridge Debentures purchased by such Investor. Pursuant to the General Release Agreements, the Company issued an aggregate of 703,500 shares of Class A Common Stock.

The Company issued shares to the Investors in exchange for the release and recognized expense of $2,181 based on the shares issued and corresponding fair value of common stock at the time of issuance.

Private Placement

From July 14, 2023 through July 20, 2023 (each such date, a “First Tranche Closing Date”), the Company entered into three separate Stock Purchase Agreements (the SPAs), which have substantially similar terms, with three accredited investors (the “Buyers”), pursuant to which the Company agreed to issue and sell to the Buyers, in a private placement (the “2023 Private Placement”), in two separate tranches each, an aggregate of up to 562,500 shares of the Company’s Class A Common Stock at a price of $0.80 per share, for aggregate gross proceeds of $450. The net proceeds from the 2023 Private Placement, after deducting placement agent fees and other offering expenses, was approximately $260. Pursuant to the terms of the SPAs, the Buyers initially purchased an aggregate of 281,250 shares of Class A Common Stock on the applicable First Tranche Closing Dates, and purchased an aggregate of 281,250 additional shares of Class A Common Stock on August 4, 2023, following the effectiveness of the First Resale Registration Statement.

On August 23, 2023, the Company entered into three additional Stock Purchase Agreements (the “Second Round SPAs”) and Registration Rights Agreements (the “Second Round RRAs”), with the Buyers, pursuant to which the Company issued and sold to the Buyers, in the second round of the 2023 Private Placement (the “2023 PIPE Second Round”), in two separate tranches each, an aggregate of 366,876 shares of Class A Common Stock at the Per Share Price for aggregate gross proceeds of $293.5 and aggregate net proceeds of approximately $217, after deducting placement agent fees and other offering expenses. Pursuant to the terms of the Second Round SPAs, the Buyers initially purchased an aggregate of 183,438 shares of Class A Common Stock on August 23, 2023, and purchased an aggregate of 183,438 additional shares of Class A Common Stock on September 7, 2023, following the effectiveness of the Second Resale Registration Statement.

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

The Company excluded the effect of the 69,668 Management Contingent Shares outstanding and not vested as of September 30, 2023 from the computation of basic net loss per share for the three and nine months ended September 30, 2023, as the conditions to trigger the vesting of the Management Contingent Shares had not been satisfied as of September 30, 2023. Shares issued to the Company’s former CEO pursuant to the Management Contingent Share Plan which are under review to determine if such shares should be forfeited in accordance with such plan are included in net loss per share. See Note 12 for additional information.

The Company excluded the effect of the Public Warrants, the Private Placement Warrants, the Assumed Options, and Assumed Warrants from the computation of diluted net loss per share for the three and nine months ended September 30, 2023 as their inclusion would have been anti-dilutive because the Company was in a loss position for such periods. The Assumed Options, the Assumed Warrants, and Bridge Debentures were excluded from the three and nine months ended September 30, 2022 as their inclusion would have been anti-dilutive because the Company was in a loss position for such periods.

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated based on the weighted average number of shares outstanding during the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss - basic and diluted	$(3,660)	$(41,026)	$(22,592)	$(76,932)
Deemed dividend related to the Exchange Offer	-	-	(2,466)	-
Net loss to common stockholders - basic and diluted	$(3,660)	$(41,026)	$(25,058)	$(76,932)
Basic and diluted weighted average number of Class A Common Stock	4,878	612	3,350	598
Basic and diluted net loss per share available to Class A Common Stock	$(0.75)	$(67.04)	$(7.48)	$(128.65)

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following Class A common stock equivalents have been excluded from the computation of diluted net loss per common share as the effect would be antidilutive and reduce the net loss per common stock (shares in actuals):

	As of September 30,
	2023	2022
Public and private warrants	1,037,873	1,037,873
Assumed warrants	25,868	190,619
Assumed options	215,094	296,579
Total antidilutive shares	1,278,835	1,525,071

Note 9  FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measurements Using Inputs Considered as:
September 30, 2023	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$67	$65	$2	$-
Total liabilities	$67	$65	$2	$-

	Fair Value Measurements Using Inputs Considered as:
December 31, 2022	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$311	$302	$9	$-
Total liabilities	$311	$302	$9	$-

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

Note 11  BUSINESS SEGMENT

The Company manages and classifies its business into two reportable business segments:

●	FOXO Labs is commercializing proprietary epigenetic biomarker technology to be used for underwriting risk classification in the global life insurance industry. The Company’s innovative biomarker technology enables the adoption of new saliva-based health and wellness biomarker solutions for underwriting and risk assessment. The Company’s research demonstrates that epigenetic biomarkers, collected from saliva, provide measures of individual health and wellness for the factors used in life insurance underwriting traditionally obtained through blood and urine specimens.

●	FOXO Life is redefining the relationship between consumers and insurer by combining life insurance with a dynamic molecular health and wellness platform. FOXO Life seeks to transform the value proposition of the life insurance carrier from a provider of mortality risk protection products to a partner supporting its customers’ healthy longevity. FOXO Life’s multi-omic health and wellness platform will provide life insurance consumers with valuable information and insights about their individual health and wellness to support longevity. On October 19th, 2023, the Company entered into an agreement to sell certain assets of FOXO Life thereby discontinuing, the Company’s business in life insurance due to the uneconomic nature of the business unit.

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

Summarized below is information about the Company’s operations for the three and nine months ended September 30, 2023 and 2022 by business segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Revenue		Earnings		Revenue		Earnings
	2023	2022	2023	2022	2023	2022	2023	2022
FOXO Labs	$6	$7	$(269)	$(500)	$20	$71	$(873)	$(1,952)
FOXO Life	4	7	(139)	(1,158)	15	22	(1,029)	(3,070)
	10	14	(408)	(1,658)	35	93	(1,902)	(5,022)
Impairment (a)			-	-			(2,633)	-
Stock issuances (b)			-	-			(3,521)	-
Corporate and other (c)			(3,104)	(38,944)			(13,671)	(70,660)
Interest expense			(148)	(424)			(865)	(1,250)
Total	$10	$14	$(3,660)	$(41,026)	$35	$93	$(22,592)	$(76,932)

(a)	See Note 4 for additional information on the digital insurance platform, underwriting API, and longevity API impairment.

(b)	Stock issuances includes the 2022 Bridge Debenture Release and the PIK Note Amendment. See Notes 5 and 7 for additional information.

(c)	Corporate and other includes equity-based compensation, including the consulting agreement and Cantor Commitment Fee, expense of ($1,312) and $3,866 as well as depreciation and amortization expense of $5 and $74 for the three months ended September 30, 2023 and 2022, respectively. Corporate and other includes equity-based compensation, including the consulting agreement and Cantor Commitment Fee, expense of $2,582 and $5,556 as well as depreciation and amortization expense of $1,251 and $159 for the nine months ended September 30, 2023 and 2022, respectively. The three months ended September 30, 2023 and 2022 included ($36) and $31,010 for the changes in fair value of convertible debentures, warrant liability, and forward purchase derivatives. The nine months ended September 30, 2023 and 2022 also included ($244) and $55,493 for the changes in fair value of convertible debentures, warrant liability, and forward purchase derivatives. See Notes 4, 6, and 9 for additional information.

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

As of September 30, 2023, besides upfront payments, the Company has only made payments related to license maintenance fees on both arrangements.

Supplier and Other Commitments

The Company made a 10,000 unit purchase commitment for supplies of which 3,000 remain outstanding as of September 30, 2023. Additionally, the Company has committed to pay advisors expense advances. Collectively, the Company has a commitment of $14 remaining in 2023 related to these commitments.

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

On November 7, 2023, Smithline, on the one hand, and the Company and its subsidiaries, on the other hand, entered into a settlement agreement (the “Settlement Agreement”), pursuant to which the parties agreed to resolve and settle all disputes and potential claims which exist or may exist among them, including without limitation those claims asserted in the Action, as more specifically set forth in, and subject to the terms and conditions of, the Settlement Agreement. Upon the execution of the Settlement Agreement, the parties agreed to jointly dismiss the Action without prejudice.

Pursuant to the Settlement Agreement, the Company agreed to pay Smithline $2,300,000 in cash (the “Cash Settlement Payment”), payable in full no later than the date (the “Settlement Deadline”) that is the 12 month anniversary of the effective date of the Settlement Agreement (such period, the “Settlement Period”). During the Settlement Period, the Company will pay Smithline out of any equity or equity-linked financing (excluding any convertible debt financing until such convertible debt is converted into equity) following the date of the Settlement Agreement (an “Equity Financing”) a minimum of 25% of the gross proceeds of each Equity Financing within two business days of the Company’s receipt of the proceeds from such Equity Financing, and which payment to Smithline would be applied toward the Cash Settlement Payment. Notwithstanding the foregoing, in the event that the Company has received proceeds from the Strata Purchase Agreement (as defined below) prior to the effective date of the Settlement Agreement, Smithline will be entitled to a minimum of 25% of the gross proceeds thereof, payment of which to Smithline would be applied toward the Cash Settlement Payment.

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Former CEO Severance

As of September 30, 2023, the Company’s Board of Directors has yet to complete its review into whether the former CEO was terminated with or without cause. Accordingly, the Company has yet to make a determination on its obligations under the former CEO’s employment agreement. The Company has accrued for his severance and has recognized expenses related to his stock-based compensation per the terms of his contract while the matter remains under review.

Should the review conclude that the former CEO was terminated without cause then the former CEO will receive thirty-six months of severance based on his base salary, his options granted immediately vest, and his Management Contingent Share Plan related to performance-based conditions that have been met become fully vested. $955 of severance is recorded within accrued severance and the remaining $620 recorded within other liabilities on the condensed consolidated balance sheets. The corresponding expense was recognized within selling, general and administrative expense on the condensed consolidated statements of operations at the time of his termination during the fourth quarter of 2022.

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

The Company accrues for costs associated with certain contingencies, including, but not limited to, settlement of legal proceedings, regulatory compliance matters and self-insurance exposures when such costs are probable and reasonably estimable. In addition, the Company accrues for legal fees incurred in defense of asserted litigation and regulatory matters as such legal fees are incurred. To the extent it is probable under our existing insurance coverage that we are able to recover losses and legal fees related to contingencies, we record such recoveries concurrently with the accrual of the related loss or legal fees. Significant management judgment is required to estimate the amounts of such contingent liabilities and the related insurance recoveries. In our determination of the probability and ability to estimate contingent liabilities and related insurance recoveries we consider the following: litigation exposure based on currently available information, consultations with external legal counsel, adequacy and applicability of existing insurance coverage and other pertinent facts and circumstances regarding the contingency. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved; and such changes are recorded in the condensed consolidated statements of operations during the period of the change and appropriately reflected in the consolidated balance sheets. As of September 30, 2023 and December 31, 2022 the Company has an accrual of $2.3 million and $0, respectively, related to the settlement of legal proceedings.

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

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 13  SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying financial statements.

Demand Promissory Note

On October 2, 2023, the Company obtained a $43 loan from Andrew J. Poole, a former director of the Company (the “Loan”), to be used to pay for the legal fees of Mitchell Silberberg & Knupp LLP through October 2023. The Company issued to Mr. Poole a demand promissory note for $43 evidencing the Loan (the “Note”). The Loan accrues interest in arrears at a rate of 13.25% per annum. The principal sum of the Note is due on demand, and in the absence of any demand, one year from the issuance date. The Note may be prepaid, in whole or in part, without penalty at any time.

Strata Purchase Agreement

On October 13, 2023, the Company entered into a Strata Purchase Agreement (the “Strata Purchase Agreement”) with ClearThink Capital Partners, LLC (“ClearThink”), as supplemented by that certain Supplement to Strata Purchase Agreement, dated as of October 13, 2023, by and between the Company and ClearThink (the “Strata Supplement”). Pursuant to the Strata Purchase Agreement, after the satisfaction of certain commencement conditions, including, without limitation, the effectiveness of the Registration Statement, ClearThink has agreed to purchase from the Company, from time to time upon delivery by the Company to ClearThink of request notices (each a “Request Notice”), and subject to the other terms and conditions set forth in the Strata Purchase Agreement, up to an aggregate of $2,000 of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”). The purchase price of the shares of common stock to be purchased under the Strata Purchase Agreement will be equal to 85% of the lowest daily VWAP during a valuation period of ten trading days consisting of the five trading days preceding the Purchase Date (as defined in the Strata Purchase Agreement) with respect to a Request Notice and five trading days commencing on the first trading day following delivery and clearing of the delivered shares. In addition, pursuant to the Strata Purchase Agreement, the Company agreed to issue to ClearThink 100,000 restricted shares of Common Stock (the “Commitment Shares”) as a “Commitment Fee.”

Each purchase under the Strata Purchase Agreement will be in a minimum amount of $25 and a maximum amount equal to the lesser of (i) $1,000 and (ii) 300% of the average daily trading value of the Common Stock over the ten days preceding the Request Notice date. In addition, Request Notices must be at least 10 business days apart and the shares issuable pursuant to a Request Notice, when aggregated with the shares then held by ClearThink on the Request Notice date, may not exceed 4.99% of the outstanding Common Stock. The Strata Purchase Agreement further provides that the Company may not issue, and ClearThink may not purchase, any shares of Common Stock under the Strata Purchase Agreement which, when aggregated with all other shares of Common Stock then beneficially owned by ClearThink and its affiliates, would result in the beneficial ownership by ClearThink and its affiliates of more than 9.99% of the then issued and outstanding shares of Common Stock.

Pursuant to the Strata Purchase Agreement, if within 24 months of the date of satisfaction of the commencement conditions set forth in the Strata Purchase Agreement, the Company seeks to enter into an equity credit line or another agreement for the sale of securities with a structure comparable to the structure in the Strata Purchase Agreement, the Company will first negotiate in good faith with ClearThink as to the terms and conditions of such agreement.

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

In connection with the Strata Purchase Agreement, the Company entered into a Registration Rights Agreement with ClearThink under which the Company agreed to file, within 60 days of executing definitive documents, a registration statement with the Securities and Exchange Commission covering the shares of Common Stock issuable under the Strata Purchase Agreement (the “Registration Rights Agreement”).

Concurrently with the execution of the Strata Purchase Agreement, the Company and ClearThink also entered into a Securities Purchase Agreement (the “SPA”) under which ClearThink has agreed to purchase from the Company an aggregate of 200,000 restricted shares of Common Stock for a total purchase price of $200 in two closings. The first closing occurred on October 16, 2023 and the second closing occurred on October 24, 2023.

Pursuant to the SPA, if as of the 6-month anniversary of the issuance of the initial 100,000 shares of Common Stock (the “Initial Shares”), the Registration Statement has not been declared effective and ClearThink still holds the Initial Shares and the Common Stock is no longer listed on the NYSE American or a major national exchange and is trading at a price below $1.00 per share, then, subject to the Exchange Cap (as defined below), the Company will issue additional restricted Common Stock in order to adjust the effective price for the Initial Shares to the then current market price, with a floor price of $0.20.

In addition, pursuant to the SPA, for so long as the Registration Statement has not been declared effective and ClearThink holds any of the restricted Common Stock acquired at either of the closing dates, if the Company issues equity at a lower price per share than the effective price for the Common Stock purchased pursuant to the SPA, then, subject to the Exchange Cap, ClearThink will be issued additional shares of Common Stock to make the effective cost basis of the shares purchased under the SPA still held by ClearThink equal to such lower price per share.

The SPA further provides that if ClearThink sells or otherwise transfers any of the Commitment Shares prior to selling any of the shares issued pursuant to the SPA, for purposes of determining any adjustment to be made pursuant to the SPA, the shares sold will be deemed to be first sales of the Initial Shares, and thereafter, sales of the balance of the shares acquired pursuant to the SPA.

The Strata Purchase Agreement and the SPA provide that the Company will not be permitted to issue any shares of Common Stock pursuant to the Strata Purchase Agreement or the SPA if such issuance would cause (i) the aggregate number of shares of Common Stock issued to ClearThink pursuant to such agreements to exceed 19.99% of the outstanding shares of Common Stock immediately prior to the date of such agreements, unless shareholder approval pursuant to the rules and regulations of the NYSE American (or such other exchange on which the Common Stock is then listed) has been obtained or (ii) the Company to breach any of the rules or regulations of the NYSE American or such other exchange on which the Common Stock is then listed (the “Exchange Cap”).

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

On October 31, 2023, the Company received notice from NYSE American that NYSE American had halted trading in the Common Stock until the effectiveness of the Reverse Stock Split because the Common Stock was consistently selling at a low selling price per share in violation of Section 1003(f)(v) of the NYSE American Company Guide.

On October 31, 2023, the Company amended its Second Amended and Restated Certificate of Incorporation, as amended, to implement a 1-for-10 reverse stock split, such that every 10 shares of Common Stock will be combined into one issued and outstanding share of Common Stock, with no change in the $0.0001 par value per share (the “Reverse Stock Split”).

The Company effected a reverse stock split on November 6, 2023 at 4:01pm Eastern Time of its issued and outstanding shares of Class A Common Stock, which was previously approved by stockholders at the Company’s annual meeting of stockholders held on May 26, 2023 to regain compliance with Section 1003(f)(v) of the NYSE Company Guide.

Trading reopened on November 7, 2023, which is when the Common Stock began trading on a post-split basis. All share information included in this Form 10-Q has been reflected as if the reverse stock split occurred as of the earliest period presented.

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Finders Fee Agreement with J. H. Darbie

On October 16, 2023, the Company filed a Current Report on Form 8-K. The disclosure references the cash fees to be paid to, and the warrants to be issued to, J.H. Darbie & Co., Inc. (the “Finder”), pursuant to the terms of the Finder’s Fee Agreement, dated as of October 9, 2023 (the “Finder Agreement”), by and between the Company and the Finder.

The Finder, a registered broker-dealer, acted as a finder in connection with the transactions contemplated by (i) that certain Strata Purchase Agreement, dated October 13, 2023, by and between the Company and ClearThink Capital Partners, LLC (“ClearThink”), as supplemented by that certain Supplement to Strata Purchase Agreement, dated as of October 13, 2023 (the “Strata Supplement”), by and between the Company and ClearThink (as supplemented by the Strata Supplement, the “Purchase Agreement”), and (ii) that certain Securities Purchase Agreement, dated October 13, 2023 (the “ClearThink SPA”), by and between the Company and ClearThink.

Pursuant to the terms the Finder Agreement, the Company will pay the Finder cash fees equal to (i) 4% of the gross proceeds received by the Company from the transactions contemplated by the Purchase Agreement and (ii) 7% of the gross proceeds received by the Company from the transactions contemplated by the ClearThink SPA.

The Company also agreed to issue to the Finder (i) a 5-year warrant to purchase 7,000 shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) (which is 7% warrant coverage based on the 100,000 shares of Class A Common Stock (the “Initial Shares”) to be issued in the first closing pursuant to the ClearThink SPA) within three days after the Initial Shares are issued to ClearThink, (ii) a 5-year warrant to purchase 7,000 shares of Class A Common Stock (which is 7% warrant coverage based on the 100,000 shares of Class A Common Stock (the “Additional Shares”) to be issued in the second closing pursuant to the ClearThink SPA) within three days after the Additional Shares are issued to ClearThink, and (iii) a 5-year warrant to purchase shares of Class A Common Stock equal to 1% warrant coverage based on the amount raised from the transactions contemplated by the Purchase Agreement. Each warrant will have an exercise price per share equal to $1.324 (which is 110% of $1.204, the closing price of the Class A Common Stock on October 13, 2023), and will be subject to anti-dilutive price protection and participating registration rights.

The term of the Finder Agreement is for 90 days (the “Term”) and both parties may terminate the Finder Agreement upon 5 days’ written notice. The Finder will be entitled to its finder’s fee if (i) during the 12 months following termination or expiration of the Finder’s Agreement, any third-party investor introduced to the Company by the Finder (an “Introduced Party”) purchases equity or debt securities from the Company or (ii) during the Term, an Introduced Party enters into an agreement to purchase securities from the Company which is consummated at any time thereafter.

Share awards granted to Mark White and Martin Ward

As previously disclosed within a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on September 19, 2023, the board of directors (the “Board”) of the Company appointed (i) Mark White to serve as Interim Chief Executive Officer of the Company and as a member of the Board pursuant to the terms of an employment agreement, dated as of September 19, 2023, by and between the Company and Mr. White, and (ii) Martin Ward to serve as Interim Chief Financial Officer of the Company pursuant to the terms of an employment agreement, dated as of September 19, 2023, by and between the Company and Mr. Ward.

On October 3, 2023, the Company granted Messrs. White and Ward each 250,000 shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”), pursuant to the Company’s 2022 Equity Incentive Plan, as amended, in consideration of services rendered and to be rendered to the Company. The shares awarded are not subject to any performance or vesting criteria, are deemed fully earned as of the grant date and are not subject to forfeiture, even if their employment with the Company terminates for any reason. The Compensation Committee of the Board approved these award grants on October 3, 2023.

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Master Software and Services Agreement with KR8 AI Inc.

Effective January 12, 2024, the Company (the “Licensee”), entered into the Master Software and Services Agreement (this “Agreement”) with KR8 AI Inc., a Nevada corporation (the “Licensor”). Our Interim CEO and Interim CFO each are equity owners of the Licensor. Under the Agreement, the Licensor granted to the Licensee a limited, non-sublicensable, non-transferable perpetual license to use the “Licensor Products” listed in Exhibit A to the Agreement, to develop, launch and maintain license applications based upon Licensee’s epigenetic biomarker technology and software to develop an AI machine learning epigenetic app to enhance health, wellness and longevity. The territory of the Agreement is solely within the U.S., Canada and Mexico.

Under the Agreement, the Licensee agreed to pay to the Licensor an initial license and development fee of $2,500, a monthly maintenance fee of $50, and an ongoing royalty equal to 15% of “Subscriber Revenues,” as defined in the Agreement, in accordance with the terms and subject to the minimums set forth in the schedules of the Agreement. The Licensee agreed to reimburse the Licensor for all reasonable travel and out-of-pocket expenses incurred in connection with the performance of the services under the Agreement, in addition to payment of any applicable hourly rates. If the Licensee fails to timely pay the “Minimum Royalty,” as defined in the Agreement, due with respect to any calendar year, the License will become non-exclusive.

The initial term of this Agreement commences on the effective date of the Agreement. Unless terminated earlier in accordance with the terms, the Agreement will be perpetual. Either party may terminate the Agreement, effective on written notice to the other party, if the other party materially breaches this Agreement, and such breach remains uncured 30 days after the non-breaching party provides the breaching party with written notice of such breach, in which event, the non-breaching party will then deliver a second written notice to the breaching party terminating this Agreement, in which event the Agreement, and the licenses granted under the Agreement, will terminate on the date specified in such second notice. Either party may terminate the Agreement, effective immediately upon written notice to the other party, if the other party: (i) is unable to pay, or fails to pay, its debts as they become due; (ii) becomes insolvent, files or has filed against it, a petition for voluntary or involuntary bankruptcy or otherwise becomes subject, voluntarily or involuntarily, to any proceeding under any domestic or foreign bankruptcy or insolvency law; (iii) makes or seeks to make a general assignment for the benefit of its creditors; or (iv) applies for or has appointed a receiver, trustee, custodian, or similar agent appointed by order of any court of competent jurisdiction to take charge of or sell any material portion of its property or business.

Licensee may terminate the Agreement at any time upon 90 days’ notice to the Licensor provided that, as a condition to such termination, the Licensee immediately ceases using any Licensor Products. The Licensor may terminate the Agreement at any time upon 30 days’ notice to the Licensee if the Licensee fails to pay any portion of the “Initial License Fee,” as defined in the Agreement.

Under the Agreement, on January 19, 2023, the Company issued 1,300,000 shares of Common Stock to the Licensor.

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

FOXO has been operationalizing a sales and distribution platform focused on recruiting independent life insurance agents to sell life insurance with our Longevity Report. FOXO has marketed and sold life insurance products underwritten and issued by third-party carriers through distribution relationships. This distribution model (the “MGA Model”) allowed FOXO to appoint sales agents and producers to sell insurance products for specific carriers and earn commissions on subsequent policy sales. Depending on the terms of the agreement between FOXO and the carrier, the Longevity Report may have been included at the time of the policy purchase at no charge or may be available at an additional cost to the consumer. We believed the Longevity Report will make longevity science a core aspect to the relationship between life insurance and consumers.

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

(ii) FOXO Life

FOXO Life sought to redefine the relationship between consumers and insurers by combining life insurance with healthy longevity. The distribution of insurance products that may be paired with FOXO’s Longevity Report strived to provide life insurance consumers with valuable information and insights about their individual health and wellness.

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

As of October 19th, 2023, we made the decision to sell certain assets of FOXO Life and terminate this business activity due to sustained losses.

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

Immediately prior to the Closing, the following transactions occurred:

●	800,000 shares of Legacy FOXO Series A preferred stock (the “FOXO Preferred Stock”) were exchanged for 800,000 shares of FOXO Class A Common Stock.

●	The 2021 Bridge Debentures in the principal amount, together with accrued and unpaid interest, of $24,402 were converted into 676,007 shares of FOXO Class A Common Stock.

●	The 2022 Bridge Debentures in the principal amount, together with accrued and unpaid interest, of $34,496 were converted into 781,053 shares of FOXO Class A Common Stock.

As a result of and upon the Closing, among other things, (1) all outstanding shares of FOXO Class A Common Stock (after giving effect to the conversion of the FOXO Preferred Stock into shares of FOXO Class A Common Stock) and FOXO Class B Common Stock were converted into 1,551,874 shares of the Company’s Class A Common Stock, (2) all FOXO options and FOXO warrants outstanding immediately before the Closing (“Assumed Options” and “Assumed Warrants”, as applicable) were assumed and converted, subject to adjustment pursuant to the terms of the Merger Agreement, into options and warrants, respectively, of the Company, exercisable for share of the Company’s Class A Common Stock and (3) other than the Assumed Options and Assumed Warrants, all other convertible securities and other rights to purchase capital stock Legacy FOXO were retired and terminated, if they were not converted, exchanged or exercised for Legacy FOXO stock immediately prior the Closing.

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

Layoffs

On July 21, 2023, the Company reduced its employee headcount via layoffs from 22 employees to 15 employees. In September and October a further 11 staff left the Company, leaving a headcount remaining of 4 employees. These layoffs will allow the Company to reduce its operating expenses while tailoring its strategic focus towards initiatives such as its Bioinformatics Services as described below.

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

2023 Private Placement

From July 14, 2023 through July 20, 2023 (each such date, a “First Tranche Closing Date”), the Company entered into three separate Stock Purchase Agreements (the “Stock Purchase Agreements”), which have substantially similar terms, with three accredited investors (the “Buyers”), pursuant to which the Company agreed to issue and sell to the Buyers, in a private placement (the “2023 Private Placement”), in two separate tranches each, an aggregate of up to 562,500 shares of Class A Common Stock at a price of $0.80 per share, for aggregate gross proceeds of $450. The Company anticipates that the aggregate net proceeds from the 2023 Private Placement, after deducting placement agent fees and other offering expenses, will be approximately $260.

Pursuant to the terms of the Stock Purchase Agreements, the Buyers initially purchased an aggregate of 281,250 shares of Class A Common Stock on the applicable First Tranche Closing Dates, and purchased an aggregate of 281,250 additional shares of Class A Common Stock on August 4, 2023, following the effectiveness of the registration statement on Form S-1 (File No. 333-273377) covering all of the shares of Class A Common Stock issued in the 2023 Private Placement, which occurred on August 3, 2023.

On August 23, 2023, the Company entered into three additional Stock Purchase Agreements (the “Second Round SPAs”) and Registration Rights Agreements (the “Second Round RRAs”), with the Buyers, pursuant to which the Company issued and sold to the Buyers, in the second round of the 2023 Private Placement (the “2023 PIPE Second Round”), in two separate tranches each, an aggregate of 366,876 shares of Class A Common Stock at the Per Share Price for aggregate gross proceeds of $293.5 and aggregate net proceeds of approximately $217, after deducting placement agent fees and other offering expenses. Pursuant to the terms of the Second Round SPAs, the Buyers initially purchased an aggregate of 183,438 shares of Class A Common Stock on August 23, 2023, and purchased an aggregate of 183,438 additional shares of Class A Common Stock on September 7, 2023, following the effectiveness of the Second Resale Registration Statement (as defined below).

The terms of the Second Round SPAs and the Second Round RRAs are substantially similar to the terms of the SPAs and the RRAs, respectively; provided that the Second Round RRAs required the Company to file a resale registration statement covering all of the shares of Class A Common Stock issued in the 2023 PIPE Second Round within two (2) calendar days following the execution of the RRA. The Company filed a registration statement on Form S-1 (File No. 333-274221) (the “Second Resale Registration Statement”) on August 25, 2023, covering all of the shares of Class A Common Stock issued in the 2023 PIPE Second Round, which was declared effective by the SEC on September 6, 2023.

Exchange Offer, PIK Note Offer to Amend and 2022 Bridge Debenture Release

On May 26, 2023, we consummated two issuer tender offers: (i) the Offer to Exchange Warrants to Acquire Shares of Class A Common Stock and Consent Solicitation, commenced on April 27, 2023 (the “Exchange Offer”), pursuant to which we offered all holders of Assumed Warrants 48.3 shares of Class A Common Stock in exchange for each Assumed Warrant tendered and (ii) the Offer to Amend 15% Senior Promissory Notes and Consent Solicitation, commenced on April 27, 2023 (the “PIK Note Offer to Amend”), pursuant to which we offered all holders of our 15% Senior Promissory Notes (the “Senior PIK Notes”) 0.125 shares of Class A Common Stock for every $1.00 of the Original Principal Amount (as defined in the Senior PIK Notes) of such holder’s Senior PIK Notes, in exchange for the consent by such holder of Senior PIK Notes to amendments to the Senior Promissory Note Purchase Agreement, dated September 20, 2022, between us and each purchaser of Senior PIK Notes (the “PIK Note Purchase Agreement”). The Exchange Offer and the PIK Note Offer to Amend each expired at 11:59 p.m., Eastern Time, on May 26, 2023 (the “Exchange Offer Expiration Date” or the “PIK Note Offer to Amend Expiration Date,” as applicable).

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

An aggregate of 164,751 Assumed Warrants were tendered in the Exchange Offer, the holders of which purchased at least 50.01% in interest of the 2021 Bridge Debentures based on the initial Subscription Amounts thereof. The Company’s stockholders approved the issuance of Class A Common Stock in connection with the Exchange Offer at the Company’s 2023 Annual Meeting of Stockholders held on May 26, 2023 (the “Annual Meeting”). We issued an aggregate of 795,618 shares of Class A Common Stock to the holders of Assumed Warrants who participated in the Exchange Offer, on the terms and subject to the conditions of the Exchange Offer. The Amendment and Restatement and the Exchange Offer General Release Agreement are each effective as of the Exchange Offer Expiration Date. As of January 19, 2024, there are 25,868 shares of Class A Common Stock issuable upon exercise of outstanding Assumed Warrants.

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

All Senior PIK Note holders participated in the PIK Note Offer to Amend, and therefore Majority Consent was obtained. The Company’s stockholders approved the issuance of Class A Common Stock in connection with the PIK Note Offer to Amend at the Annual Meeting. We issued an aggregate of 432,188 shares of Class A Common Stock on a pro rata basis to the Senior PIK Note holders who participated in the PIK Note Offer to Amend, on the terms and subject to the conditions of the PIK Note Offer to Amend. The PIK Note Amendment and the PIK Note Offer to Amend General Release Agreement are each effective as of the PIK Note Offer to Amend Expiration Date.

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

Additionally, we issued Class A Common Stock in exchange for a general release by the former holders of 10% Original Issue Discount Convertible Debentures issued in 2022 by Legacy FOXO (the “2022 Bridge Debentures”), which 2022 Bridge Debentures were automatically converted into Class A common stock of Legacy FOXO and exchanged by the Company for Class A Common Stock in connection with the Business Combination (the “2022 Bridge Debenture Release”). Each former holder of the 2022 Bridge Debentures that executed the 2022 Bridge Debenture Release received 0.067 shares of Class A Common Stock for every $1.00 of Subscription Amount (as defined in the securities purchase agreements governing the 2022 Bridge Debentures) of the 2022 Bridge Debentures previously held by such holder. Pursuant to the 2022 Bridge Debenture Release, two former holders of 2022 Bridge Debentures representing an aggregate Subscription Amount of $10,500,000 executed such general release, and we issued an aggregate of 703,500 shares of Class A Common Stock to such former holders of the 2022 Bridge Debentures.

The Company filed a registration statement on Form S-1, File No. 333-272892, covering all of the shares of Class A Common Stock issued pursuant to the Exchange Offer, the PIK Note Offer to Amend and the 2022 Bridge Debenture Release, which was declared effective by the SEC on July 6, 2023.

Delisting of Public Warrants

On May 15, 2023, NYSE American LLC (“NYSE American”) provided a written notice to the Company that NYSE American had halted trading in the Company’s warrants, each exercisable for one share of the Company’s Class A common stock at an exercise price per share of $115.00 (the “Public Warrants”), on NYSE American due to the low trading price of the Public Warrants. On May 16, 2023, NYSE American provided written notice to the Company and publicly announced that NYSE Regulation has determined to commence proceedings to delist the Public Warrants and that the Public Warrants are no longer suitable for listing pursuant to Section 1001 of the NYSE American Company Guide due to the low trading price of the Public Warrants.

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

Three Months Ended September 30, 2023 and 2022

(Dollars in thousands)	2023	2022	Change in $	Change in %
Total revenue	$10	$14	$(4)	(29)%
Cost of sales	70	-	70	N/A %
Gross profit	(60)	14	(74)	(529)%
Operating expenses:
Research and development	283	558	(275)	(49)%
Management contingent share plan	(1,553)	-	(1,553)	N/A %
Selling, general and administrative	4,717	8,269	(3,552)	(43)%
Total operating expenses	3,447	8,827	(5,380)	61%
Loss from operations	(3,507)	(8,813)	5,306	60%
Non-operating expense	(153)	(32,213)	32,060	(100)%
Net loss	(3,660)	(41,026)	37,366	(91)%
Deemed dividend related to the Exchange Offer	-	-	-	N/A %
Net loss to common stockholders	$(3,660)	$(41,026)	$37,366	(91)%

Revenues. Total revenues were $10 for the three months ended September 30, 2023, compared to $14 for the three months ended September 30, 2022. The decrease in revenue primarily relates to life insurance commissions earned as we ceased placing policies from our legacy agency business.

Research and Development. Research and development expenses were $283 for the three months ended September 30, 2023, compared to $558 for the three months ended September 30, 2022. The decrease of $275, or 49%, was driven by lower employee-related expenses and professional services to reduce our cost structure following the closing of the Business Combination as well as research and development projects that are no longer ongoing also contributed to the period over period decrease in research and development expenses.

Management Contingent Share Plan. Management Contingent Share Plan expenses were ($1,558) for the three months ended September 30, 2023, as a result of issuing awards as part of the Business Combination. We began recognizing expense related to the performance condition for entering into a commercial research collaboration agreement. The decrease is driven by the forfeiture of these awards as a result of the employee layoffs and departures.

Selling, General and Administrative. Selling, general and administrative expenses were $4,717 for the three months ended September 30, 2023 compared to $8,269 for the three months ended September 30, 2022. The decrease of $3,552, or 43%, was primarily driven by the completion of the Consulting Agreement as we recognized $2,081 less of compensation costs associated with the amortization of the Consulting Agreement in the current period compared to the prior period. Lower employee-related expenses and professional services to reduce our cost structure following the closing of the Business Combination were offset by incremental costs of being a public company and amortization expense related to our intangible assets.

Non-operating expense. Non-operating expense was $153 for the three months ended September 30, 2023, compared to $32,213 for the three months ended September 30, 2022. The decrease in non-operating expense primarily related to the changes in fair value of convertible debentures, warrant liability, and forward purchase derivates, which we recognized $31,010 of expense for during the three months ended September 30, 2022.

Net Loss. Net loss was $3,660 for the three months ended September 30, 2023, a decrease of $37,366 or 91% compared to $41,026 in the prior comparable period. The decrease in net loss was primarily related to the changes in fair value of convertible debentures, warrant liability, and forward purchase derivatives. Additionally, there were decreases in non-cash charges including the Management Contingent Share Plan and amortization of the Consulting Agreement.

Analysis of Segment Results:

The following is an analysis of our results by reportable segment for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The primary income measure used for assessing reportable segment performance is earnings before interest, income taxes, depreciation, amortization, and stock-based compensation. Segment Earnings by reportable segment also excludes corporate and other costs, including management, IT, and overhead costs. For further information regarding our reportable business segments, please refer to our condensed consolidated financial statements and related notes included elsewhere in this report.

FOXO Labs

(Dollars in thousands)	2023	2022	Change in $	Change in %
Total revenue	$6	$7	$(1)	(14)%
Research and development expenses	275	507	(232)	(46)%
Segment Earnings	$(269)	$(500)	$231	(46)%

Revenues. Total revenues were $6 and $7 for the three months ended September 30, 2023 and 2022, respectively. The decrease in revenue was primarily driven by lower royalty revenue in the three months ended September 30, 2023 compared to the prior period related to a reduction of the royalty rate on Illumina, Inc.’s license to manufacture and sell Infinium Mouse Methylation Arrays using our epigenetic research.

Segment Earnings. Segment Earnings increased from ($500) for the three months ended September 30, 2022 to ($269) for the three months ended September 30, 2023. The increase of $231 was driven by lower employee-related expenses and professional services to reduce our cost structure following the closing of the Business Combination as well as research and development projects that are no longer ongoing also contributed to the period over period decrease in research and development expenses.

FOXO Life

(Dollars in thousands)	2023	2022	Change in $	Change in %
Total revenue	$4	$7	$(3)	(43)%
Selling, general and administrative expenses	143	1,165	(1,022)	(88)%
Segment Earnings	$(139)	$(1,158)	$1,019	(88)%

Revenues. Total revenues were $4 for the three months ended September 30, 2023 compared to $7 for the three months ended September 30, 2022. The decrease was due to reduced life insurance commissions earned as we ceased placing policies from our legacy agency business.

Segment Earnings. Segment Earnings increased from ($1,158) for the three months ended September 30, 2022 to ($139) for the three months ended September 30, 2023. The increase was driven by lower employee-related expenses and professional services to reduce our cost structure following the closing of the Business Combination.

Nine Months Ended September 30, 2023 and 2022

(Dollars in thousands)	2023	2022	Change in $	Change in %
Total revenue	$35	$93	$(58)	(62)%
Cost of sales	70	-	70	N/A %
Gross profit	(35)	93	(128)	(138)%
Operating expenses:
Research and development	925	2,160	(1,235)	(57)%
Management contingent share plan	(141)	-	(141)	N/A %
Impairment	2,633	-	2,633	N/A %
Selling, general and administrative	15,052	17,239	(2,187)	(13)%
Total operating expenses	18,469	19,399	(930)	(5)%
Loss from operations	(18,504)	(19,306)	802	(4)%
Non-operating expense	(4,088)	(57,626)	53,538	(93)%
Net loss	(22,592)	(76,932)	54,340	(71)%
Deemed dividend related to the Exchange Offer	(2,466)	-	(2,466)	N/A %
Net loss to common stockholders	$(25,058)	$(76,932)	$51,874	(67)%

Revenues. Total revenues were $35 for the nine months ended September 30, 2023, compared to $93 for the nine months ended September 30, 2022. The decrease in revenue was primarily driven by lower royalty revenue of $53 in the nine months ended September 30, 2023 compared to the prior period related to a reduction of the royalty rate on Illumina, Inc.’s license to manufacture and sell Infinium Mouse Methylation Arrays. The remaining decrease primarily relates to life insurance commissions earned as we ceased placing policies from our legacy agency business.

Research and Development. Research and development expenses were $925 for the nine months ended September 30, 2023, compared to $2,160 for the nine months ended September 30, 2022. The decrease of $1,235, or 57%, was driven by $489 of expenses incurred in the nine months ended September 30, 2022 associated with a clinical trial agreement with The Brigham and Women’s Hospital, Inc., specifically a $424 payment at contract inception. The research study associated with this arrangement is no longer being pursued by the Company. Lower employee-related expenses and professional services to reduce our cost structure following the closing of the Business Combination as well as research and development projects that are no longer ongoing also contributed to the period over period decrease in research and development expenses.

Management Contingent Share Plan. Management Contingent Share Plan expenses were ($141) for the nine months ended September 30, 2023, as a result of issuing awards as part of the Business Combination. We began recognizing expense related to the performance condition for entering into a commercial research collaboration agreement. The decrease is driven by the forfeiture of these awards as a result of the employee layoffs and departures, offset by expense recognized during the period.

Impairment of Intangible Assets and Cloud Computing Arrangements. During the nine months ended September 30, 2023, we determined that the cash flows would no longer support the digital insurance platform, underwriting API, and longevity API and recognized impairment losses of $1,425, $630, and $578, respectively or $2,633 in total.

Selling, General and Administrative. Selling, general and administrative expenses were $15,052 for the nine months ended September 30, 2023 compared to $17,239 for the nine months ended September 30, 2022. The decrease of $2,187, or 13%, was primarily driven by the completion of the Consulting Agreement as we recognized $891 less of compensation costs associated with the amortization of the Consulting Agreement in the current period compared to the prior period. Additionally, we incurred $1,600 of expense related to the Cantor Commitment Fee in September 2022 with no comparable expense in 2023. This decrease is offset by incremental costs of being a public company and amortization expense related to our intangible assets.

Non-operating expense. Non-operating expense was $4,088 for the nine months ended September 30, 2023, compared to $57,626 for the nine months ended September 30, 2022. The decrease in non-operating expense primarily related to a decrease of $55,737 related to the changes in fair value of convertible debentures, warrant liability, and forward purchase derivates.

Net Loss. Net loss was $22,592 for the nine months ended September 30, 2023, a decrease of $54,340 or 71% compared to $76,932 in the prior comparable period. The decrease in net loss was primarily related to the conversion of our Bridge Debentures. Additionally, a deemed dividend of $2,466 related to the Exchange Offer was recognized for the nine months ended September 30, 2023 resulting in a net loss to common stockholders of $25,058.

Analysis of Segment Results:

The following is an analysis of our results by reportable segment for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The primary income measure used for assessing reportable segment performance is earnings before interest, income taxes, depreciation, amortization, and stock-based compensation. Segment Earnings by reportable segment also excludes corporate and other costs, including management, IT, and overhead costs. For further information regarding our reportable business segments, please refer to our condensed consolidated financial statements and related notes included elsewhere in this report.

FOXO Labs

(Dollars in thousands)	2023	2022	Change in $	Change in %
Total revenue	$20	$71	$(51)	(72)%
Research and development expenses	893	2,023	(1,130)	(56)%
Segment Earnings	$(873)	$(1,952)	$1,079	(55)%

Revenues. Total revenues were $20 and $71 for the nine months ended September 30, 2023 and 2022, respectively. The decrease in revenue was primarily driven by lower royalty revenue of $53 in the nine months ended September 30, 2023 compared to the prior period related to a reduction of the royalty rate on Illumina, Inc.’s license to manufacture and sell Infinium Mouse Methylation Arrays using our epigenetic research.

Segment Earnings. Segment Earnings increased from ($1,952) for the nine months ended September 30, 2022 to ($873) for the nine months ended September 30, 2023. The increase of $1,079 was driven by $489 of expenses incurred in the nine months ended September 30, 2022 associated with a clinical trial agreement with The Brigham and Women’s Hospital, Inc., specifically a $424 payment at contract inception. The research study associated with this arrangement is no longer being pursued by the Company. Lower employee-related expenses and professional services to reduce our cost structure following the closing of the Business Combination as well as research and development projects that are no longer ongoing also contributed to the period over period decrease in research and development expenses.

FOXO Life

(Dollars in thousands)	2023	2022	Change in $	Change in %
Total revenue	$15	$22	$(7)	(32)%
Selling, general and administrative expenses	1,044	3,092	(2,048)	(66)%
Segment Earnings	$(1,029)	$(3,070)	$2,041	(66)%

Revenues. Total revenues were $15 for the nine months ended September 30, 2023 compared to $22 for the nine months ended September 30, 2022. The decrease was due to reduced life insurance commissions earned as we ceased placing policies from our legacy agency business.

Segment Earnings. Segment Earnings increased from ($3,070) for the nine months ended September 30, 2022 to ($1,029) for the nine months ended September 30, 2023. The increase was driven by lower employee-related expenses and professional services to reduce our cost structure following the closing of the Business Combination partially offset by a $251 loss on the sale of FOXO Life Insurance Company.

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

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Net loss	$(3,660)	$(41,026)	$(22,592)	$(76,932)
Add: Depreciation and amortization	75	74	1,251	159
Add: Interest expense	148	424	865	1,250
Add: Stock-based compensation (1)	(1,312)	3,866	2,582	5,556
Add: Change in fair value of warrant liability	(36)	(1,349)	(244)	(1,349)
Add: Change in fair value of forward purchase put derivative	-	1,284	-	1,284
Add: Change in fair value of forward purchase collateral derivative	-	27,378	-	27,378
Add: Impairment of intangible assets and cloud computing arrangements	-	-	2,633	-
Add: Loss from PIK Note Amendment and 2022 Debenture Release	-	-	3,521	-
Add: Non-cash change in fair value of convertible debentures	-	3,697	-	28,180
Adjusted EBITDA	$(4,785)	$(5,652)	$(11,984)	$(14,474)

(1)	Includes expense recognized related to the shares issued to the Consultant. See Note 6 of the unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

Sources of Liquidity and Capital

We had cash and cash equivalents of $42 and $5,515 as of September 30, 2023 and December 31, 2022, respectively. Excluding amounts required to be held as statutory capital and surplus at FOXO Life Insurance Company we had cash and cash equivalents of $42 and $513 as of September 30, 2023 and December 31, 2022, respectively. We have incurred net losses since our inception. For the nine months ended September 30, 2023 and 2022, we incurred net losses of $22,592 and $76,932, respectively. We had an accumulated deficit of $172,289 and $147,231, respectively, as of September 30, 2023, and December 31, 2022. We have generated limited revenue to date and expect to incur additional losses in future periods.

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

Immediately prior to the Closing, the 2021 Bridge Debentures and 2022 Bridge Debentures were converted into 676,007 and 781,053, respectively, shares of FOXO Class A Common Stock and were subsequently exchanged for shares of the Company’s Class A Common Stock at the Closing of the Business Combination.

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

2023 Private Placement

As discussed above under “Recent Developments – 2023 Private Placement,” we completed two Tranches of the 2023 Private Placement that provided gross proceeds of $450 and $293.5. After deducting placement agent fees and other offering expenses, the net proceeds from the 2023 Private Placement were $260 and $217, respectively.

On October 13, 2023, FOXO Technologies Inc. (the “Company”) entered into a Strata Purchase Agreement (the “Strata Purchase Agreement”) with ClearThink Capital Partners, LLC (“ClearThink”), as supplemented by that certain Supplement to Strata Purchase Agreement, dated as of October 13, 2023, by and between the Company and ClearThink (the “Strata Supplement”). Pursuant to the Strata Purchase Agreement, after the satisfaction of certain commencement conditions, including, without limitation, the effectiveness of the Registration Statement (as defined below), ClearThink has agreed to purchase from the Company, from time to time upon delivery by the Company to ClearThink of request notices (each a “Request Notice”), and subject to the other terms and conditions set forth in the Strata Purchase Agreement, up to an aggregate of $2,000,000 of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”). The purchase price of the shares of common stock to be purchased under the Strata Purchase Agreement will be equal to 85% of the lowest daily VWAP during a valuation period of ten trading days consisting of the five trading days preceding the Purchase Date (as defined in the Strata Purchase Agreement) with respect to a Request Notice and five trading days commencing on the first trading day following delivery and clearing of the delivered shares. In addition, pursuant to the Strata Purchase Agreement, the Company agreed to issue to ClearThink 100,000 restricted shares of Common Stock (the “Commitment Shares”) as a “Commitment Fee.”

Each purchase under the Strata Purchase Agreement will be in a minimum amount of $25,000 and a maximum amount equal to the lesser of (i) $1,000,000 and (ii) 300% of the average daily trading value of the Common Stock over the ten days preceding the Request Notice date. In addition, Request Notices must be at least 10 business days apart and the shares issuable pursuant to a Request Notice, when aggregated with the shares then held by ClearThink on the Request Notice date, may not exceed 4.99% of the outstanding Common Stock. The Strata Purchase Agreement further provides that the Company may not issue, and ClearThink may not purchase, any shares of Common Stock under the Strata Purchase Agreement which, when aggregated with all other shares of Common Stock then beneficially owned by ClearThink and its affiliates, would result in the beneficial ownership by ClearThink and its affiliates of more than 9.99% of the then issued and outstanding shares of Common Stock.

Pursuant to the Strata Purchase Agreement, if within 24 months of the date of satisfaction of the commencement conditions set forth in the Strata Purchase Agreement, the Company seeks to enter into an equity credit line or another agreement for the sale of securities with a structure comparable to the structure in the Strata Purchase Agreement, the Company will first negotiate in good faith with ClearThink as to the terms and conditions of such agreement.

In connection with the Strata Purchase Agreement, the Company entered into a Registration Rights Agreement with ClearThink under which the Company agreed to file, within 60 days of executing definitive documents, a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) covering the shares of Common Stock issuable under the Strata Purchase Agreement (the “Registration Rights Agreement”).

Concurrently with the execution of the Strata Purchase Agreement, the Company and ClearThink also entered into a Securities Purchase Agreement (the “SPA”) under which ClearThink has agreed to purchase from the Company an aggregate of 200,000 restricted shares of Common Stock for a total purchase price of $200,000 in two closings. The first closing will occur on or about October 17, 2023, or such other mutually agreed upon time but in no event later than October 18, 2023. The second closing will be within five days after the filing of the Registration Statement.

Pursuant to the SPA, if as of the 6-month anniversary of the issuance of the initial 100,000 shares of Common Stock (the “Initial Shares”), the Registration Statement has not been declared effective and ClearThink still holds the Initial Shares and the Common Stock is no longer listed on the NYSE American or a major national exchange and is trading at a price below $1.00 per share, then, subject to the Exchange Cap (as defined below), the Company will issue additional restricted Common Stock in order to adjust the effective price for the Initial Shares to the then current market price, with a floor price of $0.20.

In addition, pursuant to the SPA, for so long as the Registration Statement has not been declared effective and ClearThink holds any of the restricted Common Stock acquired at either of the closing dates, if the Company issues equity at a lower price per share than the effective price for the Common Stock purchased pursuant to the SPA, then, subject to the Exchange Cap, ClearThink will be issued additional shares of Common Stock to make the effective cost basis of the shares purchased under the SPA still held by ClearThink equal to such lower price per share.

The SPA further provides that if ClearThink sells or otherwise transfers any of the Commitment Shares prior to selling any of the shares issued pursuant to the SPA, for purposes of determining any adjustment to be made pursuant to the SPA, the shares sold will be deemed to be first sales of the Initial Shares, and thereafter, sales of the balance of the shares acquired pursuant to the SPA.

The Strata Purchase Agreement and the SPA provide that the Company will not be permitted to issue any shares of Common Stock pursuant to the Strata Purchase Agreement or the SPA if such issuance would cause (i) the aggregate number of shares of Common Stock issued to ClearThink pursuant to such agreements to exceed 19.99% of the outstanding shares of Common Stock immediately prior to the date of such agreements, unless shareholder approval pursuant to the rules and regulations of the NYSE American (or such other exchange on which the Common Stock is then listed) has been obtained or (ii) the Company to breach any of the rules or regulations of the NYSE American or such other exchange on which the Common Stock is then listed (the “Exchange Cap”).

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

We have taken various actions to bolster our cash position, including raising funds through the transactions with ClearThink described herein and conserving cash by issuing the Payment Shares and the Rights to the Selling Stockholders in satisfaction of outstanding amounts payable by us to the Selling Stockholders, issuing shares of Class A Common Stock in lieu of salary to our non-executive employees (for the period of September 4, 2023 through September 30, 2023), and reducing our employee headcount. Based on our current operating plan, our cash position as of September 30, 2023, and after taking into account the actions described above, we expect to be able to fund our operations through January 2024. We will need additional financing or other increase in our cash and cash equivalents balance to enable us to fund our operations beyond January 2024. We are in ongoing negotiations with funders for future funding requirements and remain positive on these discussions.

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

Cash Flows

Nine Months Ended September 30, 2023 and 2022

The following table summarizes our cash flow data for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Cash Provided by / (Used in)
Nine Months Ended September 30,	2023	2022
Operating Activities	$(6,165)	$(19,232)
Investing Activities	$-	$(1,730)
Financing Activities	$692	$24,560

Operating Activities

Net cash used for operating activities in the nine months ended September 30, 2023 was $6,165 compared to $19,232 in the nine months ended September 30, 2022. Operating cash flow increased $13,067, or 68%, from the nine months ended September 30, 2023 to the nine months ended September 30, 2022. The increase was the result of a lower net loss, driven by non-cash items, as well as less cash used for working capital purposes.

Investing Activities

Net cash used for investing activities in the nine months ended September 30, 2023 was $0 compared to $1,730 in the nine months ended September 30, 2022. This investing cash flow increase of $1,730 was primarily due to the completion of the development of our internal use software.

Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2023 was $692 compared to $24,560 in the nine months ended September 30, 2022. This financing cash flow decrease was primarily the result of non-recurring debt financing that occurred in the nine months ended September 30, 2022.

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

Contractual Obligations

Our contractual obligations as of September 30, 2023 include:

	Amounts Due by Period
(Dollars in thousands)	Less than 1 Year	1 - 3 years	3 - 5 years	More than 5 years	Total
License agreements (a)	$20	40	40	-	$100
Senior PIK Notes (b)	4,006	-	-	-	4,006
Supplier and other commitments (c)	14	-	-	-	14
Total	$4,080	40	40	-	$4,160

(a)	License agreement remains in place until the licensor’s patents expire or are abandoned. Amounts do not include development milestones that have not been reached as of September 30, 2023.

(b)	Represents the principal balance as of September 30, 2023. The Senior PIK Notes are subject to prepayment penalties and interest is paid through the issuance of additional Senior PIK Notes. The ultimate amount required to settle the Senior PIK Note will vary depending on when it is settled. See Note 5 of the unaudited condensed consolidated financial statements.

(c)	The Company has supplier and other commitments comprising the balance shown. See Note 12 of the unaudited condensed consolidated financial statements.

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

Going Concern

For the three and nine months ended September 30, 2023, the Company incurred a net loss of $3,660 and $22,592 respectively. As of September 30, 2023, the Company had an accumulated deficit of $172,289. Cash used in operating activities for the nine months ended September 30, 2023 was $6,165. As of September 30, 2023, the Company had $42 of available cash and cash equivalents.

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

During the first quarter of 2023, the Company completed the sale of FOXO Life Insurance Company in order to gain access to the cash held as statutory capital and surplus at FOXO Life Insurance Company. See Note 10 of our unaudited condensed combined financial statements for more information. The Company used the cash previously held at FOXO Life Insurance Company to fund its operation as it continues to (i) pursue additional avenues to capitalize the Company and (ii) commercialize its products to generate revenue. See Notes 5 and 7 of our unaudited consolidated financial statements for additional information on the Exchange Offer and PIK Note Offer to Amend that were structured to allow the Company to more easily raise capital. In July and August 2023, we completed the 2023 Private Placement that provided gross proceeds of $450. The Company anticipates that the aggregate net proceeds from the 2023 Private Placement, after deducting placement agent fees and other estimated offering expenses, will be approximately $260.

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

However, the Company can provide no assurance that these actions will be successful or that additional sources of financing will be available on favorable terms, if at all. As such, until additional equity or debt capital is secured and the Company begins generating sufficient revenue, there is substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the issuance of these consolidated financial statements. In the event that the Company is unable to secure additional financing by mid-January 2024, it will be unable to fund its operations and will be required to evaluate further alternatives, which could include further curtailing or suspending its operations, selling the Company, dissolving and liquidating its assets or seeking protection under the bankruptcy laws. A determination to take any of these actions could occur at a time that is earlier than when the Company would otherwise exhaust its cash resources.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Smithline Family Trust II vs. FOXO Technologies Inc. and Jon Sabes

On November 7, 2023, Smithline, on the one hand, and the Company and its subsidiaries, on the other hand, entered into a settlement agreement (the “Settlement Agreement”), pursuant to which the parties agreed to resolve and settle all disputes and potential claims which exist or may exist among them, including without limitation those claims asserted in the Action, as more specifically set forth in, and subject to the terms and conditions of, the Settlement Agreement. Upon the execution of the Settlement Agreement, the parties agreed to jointly dismiss the Action without prejudice.

Pursuant to the Settlement Agreement, the Company agreed to pay Smithline $2,300,000 in cash (the “Cash Settlement Payment”), payable in full no later than the date (the “Settlement Deadline”) that is the 12 month anniversary of the effective date of the Settlement Agreement (such period, the “Settlement Period”). During the Settlement Period, the Company will pay Smithline out of any equity or equity-linked financing (excluding any convertible debt financing until such convertible debt is converted into equity) following the date of the Settlement Agreement (an “Equity Financing”) a minimum of 25% of the gross proceeds of each Equity Financing within two business days of the Company’s receipt of the proceeds from such Equity Financing, and which payment to Smithline would be applied toward the Cash Settlement Payment. Notwithstanding the foregoing, in the event that the Company has received proceeds from the Strata Purchase Agreement (as defined below) prior to the effective date of the Settlement Agreement, Smithline will be entitled to a minimum of 25% of the gross proceeds thereof, payment of which to Smithline would be applied toward the Cash Settlement Payment.

In addition, the Company agreed to use commercially reasonable efforts to pay $300,000 in cash to Smithline by December 31, 2023 toward the Cash Settlement Payment. In the event that the Company has not paid in full the Cash Settlement Payment prior to the Settlement Deadline, Smithline will be entitled to retain all proceeds received pursuant to the Settlement Agreement, the Mutual Release (as defined below) will be returned to their respective parties, and Smithline may pursue any claims against, among others, the Company.

In addition, the parties agreed that prior to Smithline receiving $300,000 in cash from the Company toward the Cash Settlement Payment, the Company may not file any resale registration statements and any amendments or supplements thereto without Smithline’s written consent, except for those that cover the resale of shares of the Company’s Class A common stock, $0.0001 par value (“Common Stock”), currently issued or issuable to Mitchell Silberberg & Knupp LLP, Joseph Gunnar & Co., LLC or under the Strata Purchase Agreement, dated October 13, 2023, by and between the Company and ClearThink Capital Partners, LLC (“ClearThink”), as supplemented by that certain Supplement to Strata Purchase Agreement, dated as of October 13, 2023, by and between the Company and ClearThink (as supplemented, the “Strata Purchase Agreement”).

In addition, the parties agreed that after Smithline has received $300,000 in cash from the Company, in the event the Company registers for resale shares of Common Stock which are not issued or issuable as of the effective date of the Settlement Agreement, for a selling stockholder other than under the Strata Purchase Agreement, during the Settlement Period, then the Company will be required to issue Smithline shares of Common Stock equal to 4.99% of the then outstanding shares of Common Stock after giving effect to such issuance (such shares, the “Settlement Shares”) at the closing price of the Common Stock immediately prior to their issuance, subject to the authorization of NYSE American if the Common Stock is then traded on such exchange, which Settlement Shares will be included for resale in such registration statement, provided, however, that the amount of Settlement Shares, if any, when aggregated with other Settlement Shares, if any, will be reduced to ensure that such aggregate amount will not exceed 19.9% of the outstanding shares of Common Stock as of the date of issuance (subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations, and other similar transactions that occur after the date of the Settlement Agreement). Any net proceeds (after taking into account all brokerage, transfer agent, legal and other expenses incurred in connection with the sale of the Settlement Shares, if any) received by Smithline on the sale of the Settlement Shares, if any, will be credited against the Cash Settlement Payment (the “Net Proceeds”).

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

Risks Related to Our Business and Industry

We have a history of losses and may not achieve or maintain profitability in the future.

We are a development stage company and have not been profitable since our inception in 2019, accumulating deficits of $172,289,000 and $147,231,000 as of September 30, 2023 and December 31, 2022, respectively. We incurred net losses to common stockholders of $3,660,000 and $25,058,000 for the three and nine months ended September 30, 2023, respectively, $41,026,000 and $76,932,000 for the three and nine months ended September 30, 2022, respectively, and $95,255,000 and $38,488,000 in the years ended December 31, 2022 and 2021, respectively. We expect we will require significant capital in connection with our efforts, and we will be required to continue to make significant investments to further develop and expand our business. In particular, we expect to expend financial and other resources on sales and marketing as part of our strategy to develop and increase product and service sales, as well as on research and development activities regarding our epigenetic technology. In addition, to the extent our business ramps up as we expect, we will need to increase our headcount in the coming years. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We expect that our net loss will increase in the near term as we continue to make such investments to grow our business. Despite these investments, we may not succeed in increasing our revenue on the timeline that we expect or in an amount sufficient to lower our net loss and ultimately become profitable. Moreover, if our revenue does not increase, we may not be able to reduce costs in a timely manner because many of our costs are fixed, at least in the short term. In addition, if we reduce variable costs to respond to losses, this may limit our ability to enter into agreements with new customers and grow our revenues. Accordingly, we may not achieve or maintain profitability and we may continue to incur significant losses in the future.

We do not have adequate cash resources to fund our operations through the 12 months ending December 31, 2024 and will require additional capital to commercialize our product and service offerings and grow our business, which may not be available on terms acceptable to us or at all. If we are unable to secure additional funds, we may be forced to delay, reduce or eliminate our commercialization efforts or cease all operations.

Our present capital may be insufficient to meet operating requirements or to cover losses, and therefore we may need to raise additional funds through financings to carry out our business plans. Many factors will affect our capital needs as well as their amount and timing, including our growth and profitability as well as market disruptions and other developments.

On October 13, 2023, entered into a Strata Purchase Agreement (the “Strata Purchase Agreement”) with ClearThink Capital Partners, LLC (“ClearThink”), as supplemented by that certain Supplement to Strata Purchase Agreement, dated as of October 13, 2023, by and between the Company and ClearThink (the “Strata Supplement”). Pursuant to the Strata Purchase Agreement, after the satisfaction of certain commencement conditions, including, without limitation, the effectiveness of the Registration Statement (as defined below), ClearThink has agreed to purchase from the Company, from time to time upon delivery by the Company to ClearThink of request notices (each a “Request Notice”), and subject to the other terms and conditions set forth in the Strata Purchase Agreement, up to an aggregate of $2,000,000 of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”). The purchase price of the shares of common stock to be purchased under the Strata Purchase Agreement will be equal to 85% of the lowest daily VWAP during a valuation period of ten trading days consisting of the five trading days preceding the Purchase Date (as defined in the Strata Purchase Agreement) with respect to a Request Notice and five trading days commencing on the first trading day following delivery and clearing of the delivered shares. In addition, pursuant to the Strata Purchase Agreement, the Company agreed to issue to ClearThink 100,000 restricted shares of Common Stock (the “Commitment Shares”) as a “Commitment Fee.”

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

The Senior PIK Notes mature on April 1, 2024 (the “Maturity Date”), and accrue interest at an annual interest rate of 15%, commencing on the issuance date, compounded quarterly on each December 20, March 20, June 20 and September 20 until the Maturity Date and on the Maturity Date itself (each, an “Interest Payment Due Date”). Interest is payable by increasing the principal amount of the Senior PIK Notes (with such increased amount accruing interest as well) on each Interest Payment Due Date (“PIK Interest”). Monthly payments on the outstanding principal amount of the Senior PIK Notes, as such amount may be increased as the result of the payment of PIK Interest (the “Outstanding Principal Balance”), were due to commence on November 1, 2023, until the Outstanding Principal Balance has been paid in full on the Maturity Date, or, if earlier, upon acceleration, or prepayment of the Senior PIK Notes in accordance with the Senior PIK Notes terms.. We are negotiating with the PIK note holders to restructure the notes are we are currently in default of payments terms.

The Assumed Warrants have anti-dilution rights that could be triggered as part of future financings.

If FOXO raises additional funds through the issuance of equity, equity-linked or debt securities, with the exception of certain exempt issuances, with an exercise price lower than $62.10 per share, the anti-dilution protection provisions in the Assumed Warrants will be triggered. Specifically, the exercise price and number of warrant shares of the Assumed Warrants will be adjusted to reflect such lower issuance price as the new equity is sold and the number of shares issuable under the Assumed Warrant will be increased such that the aggregate exercise price after the lower price adjustment shall be equal to the aggregate exercise price prior to adjustment.  This anti-dilution adjustment will have a dilutive effect on the Company’s equity and may hamper its ability to complete future financings.

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

As of the date of this Report, the exercise price for the Public and Private Warrants is $115.00 per share of Class A Common Stock, and the exercise price for the Assumed Warrants is $62.10 per share of Class A Common Stock. On January 18, 2024, the closing price of the Class A Common Stock was $0.276. If the price of our shares of Class A Common Stock remains below the respective exercise prices of the Warrants, we believe our warrant holders will be unlikely to cash exercise their Warrants, resulting in little or no cash proceeds to us. There is no guarantee that the Warrants will be in the money prior to their expiration and, as such, the Warrants may expire worthless. In addition, at the current exercise price of $115.00 per share for the Public and Private Warrants, and $62.10 per share for the Assumed Warrants, we will receive up to $121 million from the exercise of the Warrants, assuming the exercise in full of all of the Warrants for cash. However, we may lower the exercise price of the Public Warrants and the Private Warrants in accordance with Section 9.8 of the Warrant Agreement to induce the holders to exercise such warrants. The Company may effect such reduction in exercise price without the consent of warrant holders and such reduction would decrease the maximum amount of cash proceeds we would receive upon the exercise in full of the Warrants for cash. In addition, in the event the Company issues Class A Common Stock or common stock equivalents that trigger the full ratchet anti-dilution provision in the Assumed Warrants, then the exercise price of the Assumed Warrants may be reduced and any subsequent exercises would decrease the amount of proceeds the Company receives for each share of Class A Common Stock.

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

Based on the evaluation of our internal controls over financial reporting, we concluded that such controls were effective as of December 31, 2022. In addition, based on the evaluation of our disclosure controls and procedures as of September 30, 2023, we concluded such controls were effective. However, due to the current size of our Company and our limited personnel, we may not be able to maintain effective internal control over financial reporting and disclosure controls and procedures in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From July 14, 2023 through July 20, 2023 (each such date, a “First Tranche Closing Date”), the Company entered into three separate Stock Purchase Agreements (the “Stock Purchase Agreements”), which have substantially similar terms, with three accredited investors (the “Buyers”), pursuant to which the Company agreed to issue and sell to the Buyers, in a private placement (the “2023 Private Placement”), in two separate tranches each, an aggregate of up to 562,500 shares of Class A Common Stock at a price of $0.80 per share, for aggregate gross proceeds of $450.

Pursuant to the terms of the Stock Purchase Agreements, the Buyers initially purchased an aggregate of 281,250 shares of Class A Common Stock on the applicable First Tranche Closing Dates. The shares above were issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities  Act and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investors.

There were $24 in sales commissions paid to J.H. Darbie & Co., Inc.

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

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit No.	Description	Included	Form	Referenced Exhibit	Filing Date
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1#	Certification of the Company’s Principal Executive Officer and pursuant to 18 U.S.C. Section 1350.	Furnished Herewith

101.INS	Inline XBRL Instance Document.	Filed Herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed Herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed Herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed Herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed Herewith

#	This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOXO TECHNOLOGIES INC.

Date: January 19, 2024	/s/ Mark White
	Name:	Mark White
	Title:	Interim Chief Executive Officer
(Principal Executive Officer)

Date: January 19, 2024	/s/ Martin Ward
	Name:	Martin Ward
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)