Form 10-Q/A
period 2023-09-30
FOXO TECHNOLOGIES INC.
filed 2024-06-04
CIK 1812360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of FOXO Technologies Inc. (the “Company”) for the three and nine months ended September 30, 2023 filed with the Securities and Exchange Commission on January 19, 2024 (the “Original 10-Q”). On May 30, 2024, after review and consideration of the errors described below, the Board of Directors, after consultation with Kreit & Chiu CPA LLP, the Company’s independent registered public accounting firm, concluded that the Company’s financial statements for the three and nine months ended September 30, 2023 (the “September 30, 2023 Financial Statements”) could no longer be relied upon as being in compliance with generally accepted accounting principles. Accordingly, the Company is restating the September 30, 2023 Financial Statements.

Subsequent to filing the Original 10-Q, the Company determined that the down round provisions of common stock warrants that the Company assumed in a business combination that closed on September 22, 2022 (the “Assumed Warrants”) had been triggered on September 19, 2023. The triggering event occurred as a result of the issuance of rights to receive shares (the “Rights”) under the terms of a Shares for Services Agreement (the “SSA Agreement”) dated September 19, 2023. The SSA Agreement was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 19, 2023. Under Section 3(b)(i) of the Form of Assumed Warrants, the Rights constituted a dilutive issuance and, as such, required the company to reduce the per share exercise price of the outstanding Assumed Warrants and proportionally increase the number of Assumed Warrants outstanding.

In accordance with Accounting Standard Update (“ASU”) 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” as amended, when determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings (loss) per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a deemed dividend and as a reduction of income (or an increase in the net loss) available to common stockholders in basic and diluted EPS.

In May 2021, the Financial Accounting Standards Board (the “FASB”) issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options.” The FASB issued this update to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The guidance clarifies whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity (that is, deemed dividends) and, if so, the related earnings per share (EPS) effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The deemed dividend represents the increase in the fair value of the derivative as a result of the modification.

During the six months ended June 30, 2023, the Company recorded a deemed dividend of $2.5 million in connection with an Exchange Offer, which is more fully discussed in Note 7 to the accompanying unaudited condensed consolidated financial statements. However, the Company did not record the deemed dividend resulting from the trigger of the down round provisions of the Assumed Warrants in the Original 10-Q. Therefore, the deemed dividend was understated in the three and nine months ended September 30, 2023 by approximately $0.9 million. The Company is required to report any increase in the fair value of the Assumed Warrants resulting from a trigger of the down round provisions as a deemed dividend in its financial statements with a corresponding increase in the net loss available to common shareholders.

The error discussed above also resulted in an understatement of the reported number of Assumed Warrants outstanding at September 30, 2023 from a reported 25,868 Assumed Warrants outstanding to a corrected 2,007,848 Assumed Warrants outstanding and an overstatement of the exercise price of the Assumed Warrants from a reported $62.10 per share to a corrected exercise price of $0.80 per share. Accordingly, we are restating our previously filed financial statements to correct these errors. The correction of these errors did not impact assets, liabilities, total stockholders’ deficit, total cash flows, net loss or comprehensive loss.

The effect of the restatement on each of our financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 is as follows (dollars in thousands, except per share amounts):

Unaudited Condensed Consolidated Balance Sheets Data

	As Previously Reported September 30, 2023	Correction	As Restated September 30, 2023
Stockholders’ deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none shares issued and outstanding	$-	$-	$-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 5,916,852 shares issued and outstanding	$6	$-	$6
Additional paid-in-capital	$161,180	$912	$162,092
Accumulated deficit	$(172,289)	$(912)	$(173,201)
Total stockholders’ deficit	$(11,103)	$-	$(11,103)

Unaudited Condensed Consolidated Statements of Operations Data

	For the Three Months Ended September 30, 2023 As Previously Reported	Correction	For the Three Months Ended September 30, 2023 As Restated

Net loss	$(3,660)	$-	$(3,660)
Deemed dividends	$-	$(912)	$(912)
Net loss to common stockholders	$(3,660)	$(912)	$(4,572)
Net loss per share, basic and diluted	$(0.75)	$(0.19)	$(0.94)

Unaudited Condensed Consolidated Statements of Operations Data

	For the Nine Months Ended September 30, 2023 As Previously Reported	Correction	For the Nine Months Ended September 30, 2023 As Restated

Net loss	$(22,592)	-	$(22,592)
Deemed dividends	$(2,466)	(912)	$(3,378)
Net loss to common stockholders	$(25,058)	(912)	$(25,970)
Net loss per share, basic and diluted	$(7.48)	(0.27)	$(7.75)

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit Data

	For the Three Months Ended September 30, 2023 As Previously Reported	Correction	For the Three Months Ended September 30, 2023 As Restated
Additional paid-in-capital at September 30, 2023	$161,180	$912	$162,092
Accumulated deficit at September 30, 2023	$(172,289)	$(912)	$(173,201)

	For the Nine Months Ended September 30, 2023 As Previously Reported	Correction	For the Nine Months Ended September 30, 2023 As Restated
Additional paid-in-capital at September 30, 2023	$161,180	$912	$162,092
Accumulated deficit at September 30, 2023	$(172,289)	$(912)	$(173,201)

Unaudited Condensed Consolidated Statements of Cash Flows Supplemental Data

	For the Nine Months Ended September 30, 2023 As Previously Reported	Correction	For the Nine Months Ended September 30, 2023 As Restated
NONCASH INVESTING AND FINANCING ACTIVITIES:
Deemed dividends from Exchange Offer and down round provisions of Assumed Warrants	$2,466	$912	$3,378

As a result of the correction of the errors, changes have been made to Part I, Item 1 (Financial Statements), Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Part II, Item 1A (Risk Factors). As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer are providing currently dated certifications, set forth in Exhibits 31.1, 31.2 and 32.1 to this Amendment. Thus, the Company hereby amends Part 1, Items 1 and 2 and Part II, Item 1A of the Original Filing and adds such currently dated certificates and updated XBRL as Exhibits.

Except as disclosed above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original 10-Q.

FOXO TECHNOLOGIES INC.

FORM 10-Q/A FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q/A, or this Report, and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, without limitation, Statements regarding estimates and forecasts of financial and performance metrics, projections of market opportunity and market share, potential benefits and the commercial attractiveness to its customers of our products and services, the potential success of our marketing and expansion strategies, realization of the potential benefits of the Business Combination (including with respect to stockholder value and other aspects of our business identified in this Report), as well as other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors including, without limitation, the direct and indirect effects of coronavirus disease 2019, or COVID-19, and related issues that may arise therefrom.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOXO technologies inc. and subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2023	2022

Assets
Current assets
Cash and cash equivalents	$42	$5,515
Supplies	1,131	1,313
Prepaid expenses	1,306	2,686
Prepaid consulting fees	-	2,676
Other current assets	106	114
Total current assets	2,585	12,304
Intangible assets	428	2,043
Reinsurance recoverables	-	18,573
Cloud computing arrangements	-	2,225
Other assets	118	263
Total assets	$3,131	$35,408

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$4,816	$3,466
Related party payables	747	500
Senior PIK Notes	4,006	1,409
Accrued severance	1,528	1,045
Accrued settlement	2,300	-
Accrued and other liabilities	119	493
Total current liabilities	13,516	6,913
Warrant liability	67	311
Senior PIK Notes	-	1,730
Policy reserves	-	18,573
Other liabilities	651	1,173
Total liabilities	14,234	28,700
Commitments and contingencies (Note 12)
Stockholders’ (deficit) equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued or outstanding as of September 30, 2023 and December 31, 2022	-	-
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 5,916,852 and 2,966,967 issued, and 5,916,852 and 2,752,890 outstanding as of September 30, 2023 and December 31, 2022, respectively	6	3
Treasury stock, at cost, 0 and 214,077 as of September 30, 2023 and December 31, 2022, respectively	-	-
Additional paid-in capital	162,092	153,936
Accumulated deficit	(173,201)	(147,231)
Total stockholders’ (deficit) equity	(11,103)	6,708
Total liabilities and stockholders’ (deficit) equity	$3,131	$35,408

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Foxo Technologies INc. and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenue	$10	$14	$35	$93
Cost of sales	70	-	70	-
Gross profit	(60)	14	(35)	93
Operating expenses:
Research and development	283	558	925	2,160
Management contingent share plan expense (forfeitures)	(1,553)	-	(141)	-
Impairment of intangible assets and cloud computing arrangements	-	-	2,633	-
Selling, general and administrative	4,717	8,269	15,052	17,239
Total operating expenses	3,447	8,827	18,469	19,399
Loss from operations	(3,507)	(8,813)	(18,504)	(19,306)
Non-cash change in fair value of convertible debentures	-	(3,697)	-	(28,180)
Change in fair value of warrant liability	36	1,349	244	1,349
Change in fair value of forward purchase put derivative	-	(1,284)		(1,284)
Change in fair value of forward purchase collateral derivative	-	(27,378)		(27,378)
Loss from PIK Note Amendment and 2022 Debenture Release		-	(3,521)	-
Interest expense	(148)	(424)	(865)	(1,250)
Other income (expense)	(41)	(779)	54	(883)
Total non-operating expense	(153)	(32,213)	(4,088)	(57,626)
Loss before income taxes	(3,660)	(41,026)	(22,592)	(76,932)
Provision for income taxes	-	-	-
Net loss	$(3,660)	$(41,026)	$(22,592)	$(76,932)
Deemed dividends related to the Exchange Offer and trigger of down round provisions of Assumed Warrants	(912)	-	(3,378)	-
Net loss to common stockholders	$(4,572)	$(41,026)	$(25,970)	$(76,932)

Net loss per share of Class A common stock, basic and diluted	$(0.94)	$(67.04)	$(7.75)	$(128.65)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

FOXO TECHNOLOGIES INC. and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Dollars in thousands)

(Unaudited)

	FOXO Technologies Operating Company						FOXO Technologies Inc.
	Series A Preferred Stock		Common Stock (Class A)		Common Stock (Class B)		Common Stock (Class A)		Treasury Stock	Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	in-Capital	Deficit	Total
Three Months Ended September 30, 2022
Balance, June 30, 2022	800,000	$21,854	154,516	$-	200,000	$-	-	$-	-	$12,026	$(87,882)	$(54,002)
Activity prior to the business combination:
Net loss to common stockholders	-	-	-	-	-	-	-	-	-	-	(9,531)	(9,531)
Equity-based compensation	-	-	-	-	-	-	-	-	-	211	-	211
Effects of the business combination:
Conversion of Series A Preferred Stock	(800,000)	(21,854)	800,000	-	-	-	-	-	-	21,854	-	-
Conversion of Bridge Loans	-	-	1,517,273	-	-	-	-	-	-	88,975	-	88,975
Conversion of Class B Common Stock	-	-	200,000	-	(200,000)	-	-	-	-	-	-	-
Conversion of existing Class A Common Stock	-	-	(2,671,789)	-	-	-	1,551,871	1	-	-	-	1
Reverse recapitalization	-	-	-	-	-	-	814,365	1	-	19,677	-	19,678
Activity after the business combination:
Net loss to common stockholders	-	-	-	-	-	-	-	-	-	-	(31,495)	(31,495)
Equity-based compensation	-	-	-	-	-	-	917,500	1	-	329	-	330
Cantor Commitment Fee	-	-	-	-	-	-	19,048	-	-	1,600	-	1,600
Balance, September 30, 2022	-	$-	-	$-	-	$-	3,302,784	$3	-	$144,672	$(128,908)	$15,767

Nine Months Ended September 30, 2022
Balance, December 31, 2021	800,000	$21,854	3,021	$-	200,000	$-	-	$-	-	$4,902	$(51,976)	$(25,220)
Activity prior to the business combination:
Net loss to common stockholders	-	-	-	-	-	-	-	-	-	-	(45,437)	(45,437)
Lease contributions	-	-	-	-	-	-	-	-	-	225	-	225
Equity-based compensation	-	-	-	-	-	-	-	-	-	717	-	717
Warrant repurchase	-	-	-	-	-	-	-	-	-	(507)	-	(507)
Issuance of shares for exercised stock options	-	-	1,495	-	-	-	-	-	-	-	-	-
Issuance of shares for consulting agreement	-	-	150,000	-	-	-	-	-	-	211	-	211
Effects of the business combination:
Conversion of Series A Preferred Stock	(800,000)	(21,854)	800,000	-	-	-	-	-	-	21,854	-	-
Conversion of Bridge Loans	-	-	1,517,273	-	-	-	-	-	-	88,975	-	88,975
Conversion of Class B Common Stock	-	-	200,000	-	(200,000)	-	-	-	-	-	-	-
Conversion of existing Class A Common Stock	-	-	(2,671,789)	-	-	-	1,551,871	1	-	-	-	1
Reverse recapitalization	-	-	-	-	-	-	814,365	1	-	19,677	-	19,678
Activity after the business combination:
Net loss to common stockholders	-	-	-	-	-	-	-	-	-	-	(31,495)	(31,495
Equity-based compensation	-	-	-	-	-	-	917,500	1	-	329	-	330
Cantor Commitment Fee	-	-	-	-	-	-	19,048	-	-	1,600	-	1,600
Balance, September 30, 2022	-	$-	-	$-	-	$-	3,302,784	$3	-	$144,672	$(128,908)	$15,767

Three Months Ended September 30, 2023
Balance, June 30, 2023	-	$-	-	$-	-	-	4,648,096	$5	-	$161,594	$(168,629)	$(7,030)
Net loss to common stockholders	-	-	-	-	-	-	-	-	-	-	(4,572)	(4,572)
Stock-based compensation	-	-	-	-	-	-	(329,032)	-	-	(1,447)	-	(1,447)
Private placements net of issuance costs	-	-	-	-	-	-	929,376	1	-	443	-	444
Issuance of shares to Joseph Gunner							276,875			221		221
Issuance of shares to MSK							292,867			234	-	234
Deemed dividend related to down round provisions of Assumed Warrants	-	-	-	-	-	-	-	-		912	-	912
Issuance of shares to employees	-	-	-	-	-	-	98,670	-	-	135	-	135

Balance, September 30, 2023	-	$-	-	$-	-	$-	5,916,852	$6	-	$162,092	$(173,201)	$(11,103)

Nine Months Ended September 30, 2023
Balance, December 31, 2022	-	$-	-	$-	-	$-	2,966,967	$3	(214,077)	153,936	(147,231)	6,708
Net loss to common stockholders	-	-	-	-	-	-	-	-	-	-	(25,970)	(25,970)
Stock-based compensation	-	-	-	-	-	-	(365,132)	-	-	226	-	226
2022 Debenture Release	-	-	-	-	-	-	703,500	1	-	2,180	-	2,181
PIK Note Amendment	-	-	-	-	-	-	432,188	-	-	1,339	-	1,339
Exchange Offer	-	-	-	-	-	-	795,618	1	-	2,466	-	2,467
Deemed dividends from trigger of down round provisions of Assumed Warrants							-	-	-	912	-	912
Private placements net of issuance costs	-	-	-	-	-	-	929,376	1	-	443	-	443
Issuance of shares to employees	-	-	-	-	-	-	98,670	-	-	135	-	135
Issuance of shares to MSK	-	-	-	-	-	-	292,867	-	-	234	-	234
Issuance of shares to Joseph Gunner	-	-	-	-	-	-	276,875	-	-	221	-	221
Treasury stock	-	-	-	-	-	-	(214,077)	-	214,077	-	-	-
Balance, September 30, 2023	-	$-	-	$-	-	$-	5,916,852	$5	-	$162,092	$(173,201)	$(11,103)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

FOXO TECHNOLOGIES INC. and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,592)	$(76,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,251	159
Loss from PIK Note Amendment and 2022 Debenture Release	3,521	-
Equity-based compensation	361	1,002
Cantor Commitment Fee	-	1,600
Amortization of consulting fees paid in common stock	2,221	2,954
Impairment of intangible assets and cloud computing arrangements	2,633	-
Change in fair value of convertible debentures	-	28,180
Change in fair value of forward purchase agreement collateral derivative	-	27,378
Change in fair value of warrants	(244)	(1,349)
Change in fair value of forward purchase agreement put derivative	-	1,284
Conversion of accrued interest	-	593
PIK interest	419	-
Amortization of debt issuance costs	448	-
Contributions in the form of rent payments	-	225
Recognition of prepaid offering costs upon election of fair value option	-	107
Other	100	-
Changes in operating assets and liabilities:
Supplies	182	(1,762)
Prepaid expenses and consulting fees	1,835	(1,002)
Other current assets	3	-
Cloud computing arrangements	-	(1,941)
Reinsurance recoverables	18,573	709
Accounts payable	1,806	(489)
Accrued and other liabilities	1,891	761
Policy reserves	(18,573)	(709)
Net cash used in operating activities	(6,165)	(19,232)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(108)
Development of internal use software	-	(1,622)
Net cash used in investing activities	-	(1,730)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	-	28,000
Warrant repurchase	-	(507)
Senior PIK Notes proceeds	-	3,458
Reverse recapitalization proceeds	-	23,226
Forward purchase agreement escrow	-	(29,135)
Forward purchase agreement proceeds	-	484
Forward purchase agreement collateral release to Meteora	-	733
Private placements	744	-
Related party promissory note	247	(1,160)
Deferred offering costs	(299)	(539)
Net cash provided by financing activities	692	24,560
Net change in cash and cash equivalents	(5,473)	3,598
Cash and cash equivalents at beginning of period	5,515	6,856
Cash and cash equivalents at end of period	$42	$10,454

NONCASH INVESTING AND FINANCING ACTIVITIES:
2022 Debenture Release	$2,181	$-
PIK Note Amendment	$1,339	$-
Deemed dividends from Exchange Offer and trigger of down round provisions of Assumed Warrants	$3,378	$-
Conversion of debt	$-	$88,382
Conversion of preferred stock	$-	$21,854
Accrued internal use software	$-	$239

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

Note 2  GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The Company’s history of losses requires management to critically assess its ability to continue operating as a going concern. For the three and nine months ended September 30, 2023, the Company incurred net losses of $3,660 and $22,592 respectively. As of September 30, 2023, the Company had an accumulated deficit of $173,201. Cash used in operating activities for the nine months ended September 30, 2023 was $6,165. As of September 30, 2023, the Company had $42 of available cash and cash equivalents.

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

As previously disclosed, on September 20, 2022, the Company issued to certain investors 15% Senior Promissory Notes (the “PIK Notes”) in an aggregate principal amount of $3,458, each with a maturity date of April 1, 2024 (the “Maturity Date”). Pursuant to the terms of the PIK Notes, commencing on November 1, 2023, and on each one month anniversary thereof, the Company is required to pay the holders of the PIK Notes an equal amount until their outstanding principal balance has been paid in full on the Maturity Date, or, if earlier, upon acceleration or prepayment of the PIK Notes in accordance with their terms. The Company failed to make the payments due on November 1, 2023, which constitutes an event of default under the PIK Notes.

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

Assumed Warrants

At Closing of the Business Combination, the Company assumed common stock warrants to purchase FOXO Class A Common Stock (“Assumed Warrants”) and exchanged such Assumed Warrants for common stock warrants to purchase 190,619 shares of the Company’s Class A Common Stock. Each Assumed Warrant entitled the holder to purchase one share of Class A Common Stock at a price of $62.10 per share, subject to adjustment. The Assumed Warrants are exercisable over a three-year period from the date of issuance. The terms of the Assumed Warrants include down round provisions that should the Company issue common stock for a consideration of less than $62.10 per share then the exercise price shall be lowered to the new consideration amount on a per share basis with a simultaneous and corresponding increase to the number of warrants. A triggering event occurred as a result of the issuance of a rights to receive shares (the “Rights”) under the terms of a Shares for Services Agreement dated September 19, 2023. Therefore, as of September 30, 2023, 2,007,848 Assumed Warrants were outstanding with an exercise price of $0.80 per share. The incremental value of the modification to the Assumed Warrants as a result of the trigger of the down round provisions of $912, was recorded as a deemed dividend in the three and nine months ended September 30, 2023. The incremental fair value of the Assumed Warrants as a result of the trigger of the down round provisions was measured using the Black Scholes valuation model with the following assumptions: risk free rate of 5.16%, volatility of 99.62%, term of .43 years and expected dividend yield of $0.

Also, during the nine months ended September 30, 2023, the Company recorded a deemed dividend of $2,466 as a result of the Exchange Offer discussed below.

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

Pursuant to the Exchange Offer, an aggregate of 164,751 Assumed Warrants were tendered and an aggregate of 795,618 shares of Class A Common Stock were issued to the holders of Assumed Warrants resulting in a deemed dividend of $2,466. After the Exchange Offer, 25,868 Assumed Warrants remained outstanding. At the same time 432,188 shares of Class A Common Stock were issued as part of the PIK Note Amendment as discussed in Note 5.

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

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated based on the weighted average number of shares outstanding during the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss - basic and diluted	$(3,660)	$(41,026)	$(22,592)	$(76,932)
Deemed dividend related to the Exchange Offer and down round provisions of Assumed Warrants	(912)	-	(3,378)	-
Net loss to common stockholders - basic and diluted	$(4,572)	$(41,026)	$(25,970)	$(76,932)
Basic and diluted weighted average number of Class A Common Stock	4,878	612	3,350	598
Basic and diluted net loss per share available to Class A Common Stock	$(0.94)	$(67.04)	$(7.75)	$(128.65)

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following Class A common stock equivalents have been excluded from the computation of diluted net loss per common share as the effect would be antidilutive and reduce the net loss per common stock (shares in actuals):

	As of September 30,
	2023	2022
Public and private warrants	1,037,873	1,037,873
Assumed warrants	2,007,848	190,619
Assumed options	215,094	296,579
Total antidilutive shares	3,260,815	1,525,071

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

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 13  SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued in the Original 10-Q. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying financial statements.

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

Trading reopened on November 7, 2023, which is when the Common Stock began trading on a post-split basis. All share information included in this Form 10-Q/A has been reflected as if the reverse stock split occurred as of the earliest period presented.

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

Under the Agreement, on January 19, 2023, the Company issued 1,300,000 shares of Common Stock to the Licensor.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us,” “our” or “we” refer to FOXO Technologies Inc. and its consolidated subsidiaries. The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, capital resources and cash flows of our Company as of and for the periods presented below. You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q/A and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q/A, particularly in Part II, Item 1A, “Risk Factors.” We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future. Dollar amounts are in thousands, unless otherwise noted.

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

An aggregate of 164,751 Assumed Warrants were tendered in the Exchange Offer, the holders of which purchased at least 50.01% in interest of the 2021 Bridge Debentures based on the initial Subscription Amounts thereof. The Company’s stockholders approved the issuance of Class A Common Stock in connection with the Exchange Offer at the Company’s 2023 Annual Meeting of Stockholders held on May 26, 2023 (the “Annual Meeting”). We issued an aggregate of 795,618 shares of Class A Common Stock to the holders of Assumed Warrants who participated in the Exchange Offer, on the terms and subject to the conditions of the Exchange Offer. The Amendment and Restatement and the Exchange Offer General Release Agreement are each effective as of the Exchange Offer Expiration Date. As After completion of the Exchange Offer, there were 25,868 shares of Class A Common Stock issuable upon exercise of outstanding Assumed Warrants. Subsequent to the Exchange Offer, a triggering event occurred as a result of the issuance of a rights to issue shares (the “Rights”) under the terms of a Shares for Services Agreement dated September 19, 2023. Therefore, as of September 30, 2023, 2,007,848 Assumed Warrants were outstanding with an exercise price of $0.80 per share. The incremental value of the modification to the Assumed Warrants as a result of the trigger of the down round provisions of $912, was recorded as a deemed dividend in the three and nine months ended September 30, 2023.

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

Three Months Ended September 30, 2023 and 2022

(Dollars in thousands)	2023	2022	Change in $	Change in %
Total revenue	$10	$14	$(4)	(29)%
Cost of sales	70	-	70	N/A %
Gross profit	(60)	14	(74)	(529)%
Operating expenses:
Research and development	283	558	(275)	(49)%
Management contingent share plan	(1,553)	-	(1,553)	N/A %
Selling, general and administrative	4,717	8,269	(3,552)	(43)%
Total operating expenses	3,447	8,827	(5,380)	61%
Loss from operations	(3,507)	(8,813)	5,306	60%
Non-operating expense	(153)	(32,213)	32,060	(100)%
Net loss	(3,660)	(41,026)	37,366	(91)%
Deemed dividend related to the trigger of the down round provisions of Assumed Warrants	(912)	-	(912)	N/A %
Net loss to common stockholders	$(4,572)	$(41,026)	$36,454	(89)%

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

Net Loss. Net loss was $3,660 for the three months ended September 30, 2023, a decrease of $37,366 or 91% compared to $41,026 in the prior comparable period. The decrease in net loss was primarily related to the changes in fair value of convertible debentures, warrant liability, and forward purchase derivatives. Additionally, there were decreases in non-cash charges including the Management Contingent Share Plan and amortization of the Consulting Agreement. Additionally, a deemed dividend of $912 related to the trigger of the down round provisions of Assumed Warrants was recognized in the three months ended September 30, 2023 resulting in a net loss to common stockholders of $4,572.

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

Nine Months Ended September 30, 2023 and 2022

(Dollars in thousands)	2023	2022	Change in $	Change in %
Total revenue	$35	$93	$(58)	(62)%
Cost of sales	70	-	70	N/A %
Gross profit	(35)	93	(128)	(138)%
Operating expenses:
Research and development	925	2,160	(1,235)	(57)%
Management contingent share plan	(141)	-	(141)	N/A %
Impairment	2,633	-	2,633	N/A %
Selling, general and administrative	15,052	17,239	(2,187)	(13)%
Total operating expenses	18,469	19,399	(930)	(5)%
Loss from operations	(18,504)	(19,306)	802	(4)%
Non-operating expense	(4,088)	(57,626)	53,538	(93)%
Net loss	(22,592)	(76,932)	54,340	(71)%
Deemed dividends related to the Exchange Offer and the trigger of the down round provisions of Assumed Warrants	(3,378)	-	(3,378)	N/A %
Net loss to common stockholders	$(25,970)	$(76,932)	$50,962	(66)%

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

Net Loss. Net loss was $22,592 for the nine months ended September 30, 2023, a decrease of $54,340 or 71% compared to $76,932 in the prior comparable period. The decrease in net loss was primarily related to the conversion of our Bridge Debentures. Additionally, deemed dividends of $3,378 related to the Exchange Offer and the trigger of the down round provisions of the Assumed Warrants were recognized for the nine months ended September 30, 2023 resulting in a net loss to common stockholders of $25,970.

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

Liquidity and Capital Resources

Sources of Liquidity and Capital

We had cash and cash equivalents of $42 and $5,515 as of September 30, 2023 and December 31, 2022, respectively. Excluding amounts required to be held as statutory capital and surplus at FOXO Life Insurance Company we had cash and cash equivalents of $42 and $513 as of September 30, 2023 and December 31, 2022, respectively. We have incurred net losses since our inception. For the nine months ended September 30, 2023 and 2022, we incurred net losses of $22,592 and $76,932, respectively. We had an accumulated deficit of $173,201 and $147,231, respectively, as of September 30, 2023, and December 31, 2022. We have generated limited revenue to date and expect to incur additional losses in future periods.

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

Going Concern

For the three and nine months ended September 30, 2023, the Company incurred a net loss of $3,660 and $22,592 respectively. As of September 30, 2023, the Company had an accumulated deficit of $173,201. Cash used in operating activities for the nine months ended September 30, 2023 was $6,165. As of September 30, 2023, the Company had $42 of available cash and cash equivalents.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2023.

Management became aware of the material weaknesses described above during the preparation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. To address the material weaknesses, the Company performed additional analyses and other procedures, including reviewing the terms of its common stock warrants and the methods used to determining the fair value of its common stock warrants as presented in its unaudited condensed consolidated financial statements at and as of September 30, 2023. However, the material weaknesses have not been fully remediated as of the filing date of this report.

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

ITEM 1A. RISK FACTORS

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. In addition to the risk factors set forth below and the other information set forth in this Form 10-Q/A, you should carefully consider the factors disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023, which report is incorporated by reference herein, all of which could materially affect our business, financial condition and future results.

Risks Related to Our Business and Industry

We have a history of losses and may not achieve or maintain profitability in the future.

We are a development stage company and have not been profitable since our inception in 2019, accumulating deficits of $173,201,000 and $147,231,000 as of September 30, 2023 and December 31, 2022, respectively. We incurred net losses to common stockholders of $4,572,000 and $25,970,000 for the three and nine months ended September 30, 2023, respectively, $41,026,000 and $76,932,000 for the three and nine months ended September 30, 2022, respectively, and $95,255,000 and $38,488,000 in the years ended December 31, 2022 and 2021, respectively. We expect we will require significant capital in connection with our efforts, and we will be required to continue to make significant investments to further develop and expand our business. In particular, we expect to expend financial and other resources on sales and marketing as part of our strategy to develop and increase product and service sales, as well as on research and development activities regarding our epigenetic technology. In addition, to the extent our business ramps up as we expect, we will need to increase our headcount in the coming years. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We expect that our net loss will increase in the near term as we continue to make such investments to grow our business. Despite these investments, we may not succeed in increasing our revenue on the timeline that we expect or in an amount sufficient to lower our net loss and ultimately become profitable. Moreover, if our revenue does not increase, we may not be able to reduce costs in a timely manner because many of our costs are fixed, at least in the short term. In addition, if we reduce variable costs to respond to losses, this may limit our ability to enter into agreements with new customers and grow our revenues. Accordingly, we may not achieve or maintain profitability and we may continue to incur significant losses in the future.

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

The Assumed Warrants have anti-dilution rights that have been and could again be triggered as part of future financings.

If FOXO raises additional funds through the issuance of equity, equity-linked or debt securities, with the exception of certain exempt issuances, with an exercise price lower than $0.80 per share, the anti-dilution protection provisions in the Assumed Warrants will be triggered. Specifically, the exercise price and number of warrant shares of the Assumed Warrants will be adjusted to reflect such lower issuance price as the new equity is sold and the number of shares issuable under the Assumed Warrant will be increased such that the aggregate exercise price after the lower price adjustment shall be equal to the aggregate exercise price prior to adjustment.  This anti-dilution adjustment has had and may in the future have a dilutive effect on the Company’s equity and may hamper its ability to complete future financings.

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

As of the date of this Report, the exercise price for the Public and Private Warrants is $115.00 per share of Class A Common Stock, and the exercise price for the Assumed Warrants is $0.80 per share of Class A Common Stock. On January 18, 2024, the closing price of the Class A Common Stock was $0.276. If the price of our shares of Class A Common Stock remains below the respective exercise prices of the Warrants, we believe our warrant holders will be unlikely to cash exercise their Warrants, resulting in little or no cash proceeds to us. There is no guarantee that the Warrants will be in the money prior to their expiration and, as such, the Warrants may expire worthless. In addition, at the current exercise price of $115.00 per share for the Public and Private Warrants, and $0.80 per share for the Assumed Warrants, we will receive up to $121 million from the exercise of the Warrants, assuming the exercise in full of all of the Warrants for cash. However, we may lower the exercise price of the Public Warrants and the Private Warrants in accordance with Section 9.8 of the Warrant Agreement to induce the holders to exercise such warrants. The Company may effect such reduction in exercise price without the consent of warrant holders and such reduction would decrease the maximum amount of cash proceeds we would receive upon the exercise in full of the Warrants for cash. In addition, in the event the Company issues Class A Common Stock or common stock equivalents that trigger the full ratchet anti-dilution provision in the Assumed Warrants, then the exercise price of the Assumed Warrants may be further reduced and any subsequent exercises would decrease the amount of proceeds the Company receives for each share of Class A Common Stock.

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

Based on the evaluation of our internal controls over financial reporting, we concluded that such controls were effective as of December 31, 2022. However, based on the evaluation of our disclosure controls and procedures as of September 30, 2023, we concluded such controls were not effective. Due to the current size of our Company and our limited personnel, we may not be able to regain effective internal control over financial reporting and disclosure controls and procedures in the future.

We can give no assurance that we will be able to regain and then maintain effective internal control over financial reporting and disclosure controls and procedures, or that no additional “material weaknesses” in our internal control over financial reporting will be identified in the future. If we continue to have “material weaknesses” in our internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis, it could lead to errors in our financial statements that could result in a restatement of our financial statements and cause us to fail to meet our reporting obligations. Further, If we are unable to regain and maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements, restrict access to capital markets and adversely impact our stock price.

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

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit No.	Description	Included	Form	Referenced Exhibit	Filing Date
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1#	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350.	Furnished Herewith

101.INS	Inline XBRL Instance Document.	Filed Herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed Herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed Herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed Herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed Herewith

#	This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOXO TECHNOLOGIES INC.

Date: June 4, 2024	/s/ Mark White
	Name:	Mark White
	Title:	Interim Chief Executive Officer
(Principal Executive Officer)

Date: June 4, 2024	/s/ Martin Ward
	Name:	Martin Ward
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)