Form 10-K
period 2023-12-31
FOXO TECHNOLOGIES INC.
filed 2024-06-06
CIK 1812360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year December 31, 2023

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

(612) 562-9447

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	FOXO	NYSE American
Warrants, each warrant exercisable for one share of Class A Common Stock for $115.00 per share	FOXO WS	NYSE American

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrants most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the New York Stock Exchange on June 30, 2023 was approximately $13,610,030. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be “affiliates.”

The number of shares of Registrant’s Class A Common Stock outstanding, par value $0.0001 per share, as of June 3, 2024, was 10,667,258.

FOXO TECHNOLOGIES INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Annual Report on Form 10-K, or this Annual Report, and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, without limitation, statements regarding estimates and forecasts of financial and performance metrics, projections of market opportunity and market share, potential benefits and the commercial attractiveness to its customers of our products and services, the potential success of our marketing and expansion strategies, including with respect to stockholder value and other aspects of our business identified in this Annual Report, as well as other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Annual Report that are not statements of historical fact may be deemed to be forward- looking statements. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.

Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Part I., Item 1A, “Risk Factors,” and elsewhere in this Annual Report such as, but not limited to:

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

ii

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

Unless expressly indicated or the context requires otherwise, the terms “FOXO,” the “Company,” “we,” “us” or “our” in this Annual Report refer to FOXO Technologies Inc., a Delaware corporation, and, where appropriate, its subsidiaries.

iii

PART I

Item 1. Business

Company Overview

FOXO is focused on commercializing scientific discoveries in health and longevity. A pivotal moment in the field of longevity science came with the discovery that epigenetics could be used to develop measures of health, including biological aging, according to an article published in the scientific journal, Nature, in 2014. In recent years, we and other scientists have extended these findings to assess tobacco, alcohol, blood cell composition, and other health measures based on discovered epigenetic biomarkers. To that end, FOXO is dedicated to research and development in order to provide data-driven insights based on the numerous health measures that can be determined through this unique dimension of biology and used to foster optimal health and longevity for both individuals and organizations. We believe there is value in what these biomarkers will be able to provide to the world. Current testing options can be inaccurate, piecemeal, and often require obtaining a blood sample. Epigenetic biomarkers may pave the path for a fully comprehensive, at-home, low-cost test that could, with other existing testing, offer a much easier, more detailed sense of one’s health.

At the same time, we believe there exists a significant bottleneck in scientific research and product development using epigenetic data. Due to the complexity of the data, many scientists are unaware of how to properly process such data or take full advantage of the available tools. With our experience in bringing to market new tools (both software and hardware) and know-how (our Bioinformatics Services and analytic consulting), we believe we are well-positioned to help reduce barriers in advancing epigenetic research and the development of epigenetic-based products. Thus, we have chosen strategically to extend our expertise in epigenetic data processing and analysis to outside parties in an effort to further accelerate new discoveries. This work not only allows us to generate revenue, but also continue our work in developing improved ways in processing and analyzing this important data.

Historically, we have had two core product offerings related to the commercialization of epigenetic science: the “Underwriting Report,” and the “Longevity Report™.” The Underwriting Report, which has been under development and is currently paused until we increase our cash resources in order to continue additional research and development, is intended to allow us to leverage a single assay testing process to generate a panel of impairment scores that could be applied by life insurance underwriters to more efficiently assess clients during the underwriting process and provide a more personalized risk assessment. The Longevity Report, sales of which have also been paused as we redevelop and re-strategize around this product, was designed as a customer-facing consumer engagement product that provides actionable insights based on one’s biological age and other epigenetic measures of health and wellness.

Historically, we were operationalizing a sales and distribution platform focused on recruiting independent life insurance agents to sell life insurance with longevity-promoting products such as our Longevity Report. We previously marketed and sold life insurance products underwritten and issued by third-party carriers through distribution relationships. This distribution model (the “MGA Model”) allowed us to appoint sales agents and producers to sell insurance products for specific carriers and earn commissions on subsequent policy sales. On October 2, 2023, we decided to pause sales of new life insurance products and move existing producers out of the MGA Model hierarchy to further conserve cash resources and focus resources on FOXO Labs (described below).

Exploration of Strategic Alternatives and Restructuring

In conjunction with the recent departure of our former Interim Chief Executive Officer and our former Chief Science Officer and the appointment of Mark White as our Interim Chief Executive Officer and Martin Ward as our Interim Chief Financial Officer, we are undertaking an exploration of strategic alternatives focused on, among other things, consumer-facing artificial intelligence (“AI”) technology-based applications and solutions and maximizing stockholder value, including, without limitation, a business combination involving us and our existing AI technology and a sale of all or part of our assets and/or restructurings. We have not set a timetable for completion of the exploration process, and our management has only begun to make decisions related to strategic alternatives, which remain subject to their ongoing review, and which include but are not limited to:

●	an evaluation of whether KR8 AI Inc. (“KR8 AI”), a company in the development stage that uses AI and machine learning to develop products and tools for content creators, and of which Messrs. White and Ward are substantial shareholders and executive officers, is a suitable acquisition candidate;

●	the identification of several potential business opportunities centered around developing personalized healthcare tools that leverage our patents in epigenetics and our management’s experience in delivering software solutions, such as the development of a consumer-facing AI platform that would include a FOXO subscription-based app, utilizing existing health and wellness analytic tools, as well as leveraging AI, machine learning and epigenetic data, to deliver health, well-being and longevity data-driven insights to individuals and healthcare professionals, inclusive of a plan to white-label and provide application programming interface (“API”) connectivity to other operators in the sector;

●	the decision to pause sales of new life insurance products and move existing producers out of the MGA Model hierarchy to further conserve cash resources and focus resources on FOXO Labs;

●	reductions in headcount and expenses; and

●	the identification of non-core business assets including dormant software (certain applications, modules, APIs, user interfaces and backend services) which, if sold, could result in a reduction in our outstanding liabilities.

There can be no assurance that the exploration process will result in any strategic alternative, or as to its outcome or timing.

Segments

We have managed and classified our business into two reportable business segments, FOXO Labs and FOXO Life. While we have decided to pause sales of new life insurance products, we still intend to continue to classify our business into the two reportable business segments.

FOXO Labs

FOXO Labs performs research and development and is commercializing proprietary epigenetic biomarker technology. Our research demonstrates that epigenetic biomarkers, collected from saliva or blood, provide meaningful measures of health and lifestyle factors. FOXO Labs anticipates recognizing revenue related to sales of its Bioinformatics Services and from the commercialization of research and development activities, which may include the Underwriting Report, Longevity Report, or as a result of other commercialization opportunities including a potential AI platform for the delivery of health and well-being data-driven insights to individuals, healthcare professionals and third-party service providers as discussed above.

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

Milestones

The following bullet points highlight some of our key milestones since the beginning of 2022:

●	April 2022 - Launched pilot study with a major insurance carrier and reinsurer

●	August 2022 - Established distribution partnership with Assurity

●	December 2022 - Established distribution partnerships with Haven Life

●	January 2023 - Established distribution partnership with 3Mark

●	May 2023 - Established distribution partnership with A30

●	June 2023 - Established distribution partnership with EMC (Insurance Supermarket Inc.)

●	April 2023 - Our biochemical states and medical conditions patent (L134-0014US) was allowed by the USPTO

●	April 2023 - Began direct to consumer sales of Longevity Report, which have been paused pending further research and development

●	June 2023 - Announced formal launch of Bioinformatics Services

●	September 2023 - Our machine learning model of epigenetic status estimator (L134-0003US) was allowed by the USPTO

●	October 2023 - Received Issue Notification from the USPTO for our machine learning model of epigenetic status estimator (L134-0003US)

●	January 2024 - Entered into the License Agreement with KR8 AI

●	February 2024 - Entered into non-binding LOI with M2i Global, Inc. for potential merger (which has been terminated)

Current Business Strategy

In response to changing conditions and feedback from the market, including growing demand for direct-to-consumer wellness testing and epigenetic data analysis tools, we have shifted our strategic focus away from selling life insurance products through our MGA Model and concentrating efforts on: (1) our Bioinformatics Services offering, a suite of bioinformatic tools to help researchers process, analyze, and interpret epigenetic data (see “Bioinformatics Services” below for more information); and (2) research and development in the fields of health and wellness testing powered by machine learning and AI (including a potential AI platform for the delivery of health and well-being data-driven insights to individuals, healthcare professionals and third-party service providers). To further these goals, we intend to leverage the extensive epigenetic data we have generated in our clinical trials and the expertise of our team and continue building strategic alliances with new partners in academia, business, healthcare and government. We also intend to frequently evaluate and develop commercialization opportunities for our product and service offerings and our research findings.

With recent advances in AI and epigenetic capabilities, we believe there is an unprecedented opportunity to disrupt the health testing industry. We are continuing to leverage the unique datasets that we have generated through our research and development, including our clinical trials, which includes health data paired with epigenetic data and stored blood, urine, and saliva biospecimens in over 1,000 individuals. For example, the main applications of clinical biomarkers include early disease detection and prevention, which often require datasets with decades’ long follow-up to determine the ability of specific measures of health (e.g., a biomarker or functional test) to estimate disease risk at a single point in time. We believe that our longitudinal datasets allow us to investigate such capabilities. As an example, the large size of the Physicians’ Health Study enables us to study the use of epigenetic data obtained at a single point in time to estimate risk of disease up to roughly a decade into the future. Furthermore, some of our studies are designed to examine the ability of epigenetics to capture one’s past history of lifestyle behaviors, such as past tobacco use, dietary patterns, physical activity levels, and alcohol use. In summary, we believe that our versatile datasets allow us to use epigenetics to examine one’s past behaviors/traits and future disease risk.

Additionally, clinical trials are particularly useful to demonstrate cause-and-effect and to examine the time-course of health measures in response to a specific intervention. To that end, we believe that the epigenetic data we have generated in several clinical trials can be helpful in providing evidence-based advice to consumers. Current interventions that we are evaluating include multivitamins, vitamin D3, omega-3 fatty acids, cocoa extract, smoking cessation, vitamin E, vitamin C, beta carotene, and psilocybin. We intend to continue this line of research, and we believe that adding more trials with different interventions will improve our ability to guide consumers. Importantly, these trials can be designed to evaluate multiple measures of health, such as wearables and blood testing from finger prick, thereby allowing us to repeatedly use the same trial data to evaluate recommendations based on a variety of health measurement tools.

We believe that our proprietary data allows us to quickly assess new measures and biomarkers that can be measured in these biospecimens and relate those biomarkers to epigenetic data and other health metrics, which may give us an advantage in identifying potential new applications of our data and findings, such as environmental chemical exposures to wildfires, BPA, ozone, and phthalates.

As part of our exploration of strategic alternatives (including potential mergers and acquisitions), we have reduced our headcount and expenses and identified non-core business assets including dormant software (certain applications, modules, APIs, user interfaces and backend services) which, if sold, could result in a reduction in our outstanding liabilities.

The United States Patent and Trademark Office (the “USPTO”) has issued Notices of Allowance to us for two patents for the use of machine learning techniques to enable the commercialization of epigenetic biomarkers. We believe that these patents will enhance management’s ability to protect a future health and well-being AI platform, as discussed above, to the extent that we develop one. See “– Intellectual Property – Proprietary Intellectual Property” below for more information.

Current Focus on Bioinformatics Services

To broaden the accessibility of epigenetics to researchers and enterprises around the world, we have contributed to the development of novel technologies – both hardware and software – including the Infinium Mouse Methylation BeadChip (licensed to Illumina) and our methylsuite software. In June 2023, we formally launched “Bioinformatics Services,” which provides a comprehensive platform of advanced data solutions using AI and machine learning (i.e., in silico processing, quality checking, and/or analysis of raw epigenetic microarray data generated by customers) that can be tailored to meet the specific needs of customers in various industries, including academia, healthcare, government, and pharmaceutical research.

Our core offering provides customers with several processed data files and a quality report that describes potentially problematic samples and probes along with recommendations on how to address those issues in downstream analysis. Ancillary offerings may include management of sample and data generation as well as downstream analysis, including prediction or classification tasks involving machine learning techniques. These services leverage the unique expertise and partnerships that our team has developed with various commercial labs, manufacturers, researchers, and software developers. It is our hope that these Bioinformatics Services will provide a full service (or piecemeal, as desired) to enable the use of epigenetics for any purpose.

The expansion of our Bioinformatics Services further reduces the barrier of entry for clients seeking to conduct epigenetic analysis by leveraging our distinct expertise in epigenetics, machine learning, and bioinformatics. Data analysis is often the most time-consuming and challenging part of a research project, so our expertise can fill that gap in the pipeline of epigenetic product development. Because of our unique experience developing the hardware, software, and the biotechnology itself, we believe we are well suited to aid our customers with their research projects.

Bioinformatics Services remains one of our core services as we continue our exploration of strategic alternatives, including mergers and acquisitions.

Competitive Strengths

Data: Our datasets are designed to be highly versatile in order to provide flexibility as our products may change as we learn from customers in different markets. Our datasets also contribute to our research and development pipeline, whether it be rapid evaluation and prototyping, benchmarking against standard-of-care testing, longitudinal evaluation (short- and long-term), or examining responsiveness to potential interventions. In addition to the data we have generated through our research and development, we also have frozen biological samples (saliva, whole blood, serum, and urine), which we use to measure new biomarkers to benchmark against, build new products and improve the clinical determinations of our research participants. We believe that our unique datasets combined with our stored biological samples place us in a unique position to build, evaluate, and refine potential products rapidly.

Expertise: Our unique expertise sits at the intersection of multiple specialized fields of science ranging from genomic sciences, health sciences, biology, biotechnology, bioinformatics, and AI. We believe that this has afforded us the knowledge to assemble and coordinate the right partners for our unique initiatives (e.g., bioinformatic software or development of new microarrays), each requiring different sets of expertise that are commonly siloed.

Intellectual Property

Our approach to intellectual property is guided by the following strategic guidelines: create proprietary intellectual property that adds value, credibility, and competitive advantage; file patents, if possible; and protect our intellectual property as trade-secrets where meaningful patent protection cannot be achieved.

Proprietary Intellectual Property

We currently maintain significant trade-secret intellectual property regarding epigenetic biomarker technology. The following patent applications were filed in the United States only with a non-publication request to prolong confidentiality and allow for an option to abandon one or more in favor of trade secret protection:

●	Patent Application USAN 16/579,777: “A Machine Learning Model Trained to Classify Risk Using DNA Epigenetic Data” (filed September 23, 2019).

●	Patent Application USAN 16/579,818: “A Machine Learning Model Trained to Determine Biochemical State and/or Medical Condition Using DNA Epigenetic Data” (filed September 23, 2019), which has been allowed.

●	Patent Application USAN 16/591,296: “Synthetic Probe” (filed October 2, 2019), which has been allowed and for which the Company received an Issue Notification.

Licensed Intellectual Property

We have licensed “epigenetic clock” patent applications from UCLA for use in the life insurance industry, which we are no longer pursuing. These licenses require us to achieve certain milestones and pay royalties for the commercial use of the technologies. Our licensed technology includes:

●	Patent Application USAN 17/282,318 entitled “DNA Methylation Biomarker of Aging for Human Ex Vivo and In Vivo Studies” (aka “GrimAge”) (filed April 1, 2021).

●	Patent Application USAN 16/963,065 entitled “Phenotypic Age and DNA Methylation Based Biomarkers for Life Expectancy and Morbidity” (aka “PhenoAge”) (filed July 17, 2020).

Government Regulation

The laboratory testing businesses is highly regulated at both the federal and state levels. We continually research and monitor the regulatory environment and regulatory changes that may apply to our business and have applied, or intend to apply, for any appropriate licenses in the required states, if such licenses are necessary, both federally and at the state level. We plan to provide our products and services under a distributed testing mode with separated “dry” and “wet” labs, with FOXO Labs analyzing epigenetic biomarkers based on data from outsourced testing performed by its partner “wet” lab. Risks related to regulation are detailed in the “Risk Factors” section.

Conducting human testing is subject to state and federal regulation. Clinical Laboratory Improvement Amendments, or CLIA, is the federal law (administered by the Centers for Medicare & Medicaid Services, or “CMS”) that, in partnership with the states, regulates clinical laboratories that perform testing on human specimens. The Federal Food, Drug, and Cosmetic Act (the “FDC Act”) gives the United States Food and Drug Administration (the “FDA”), the authority to regulate manufacturers of medical devices. We do not believe that our “dry lab” data analysis services require certification under CLIA, or that FDA has jurisdiction over our use of data analysis for general health and wellness and non-diagnostic or medical treatment purposes (see section titled “Risk Factors — Risks Related to Our Epigenetic Testing Services”).

Any adverse change in present laws or regulations, or their interpretation, federally or in one or more states in which we operate or plan to operate (or an aggregation of states in which we conduct a significant amount of business) could result in our curtailment or termination of operations in such jurisdictions, or cause us to not start or modify our operations in a way that adversely affects our ultimate profitability. Further, the failure of our wet-laboratory partners to hold a CLIA certification appropriate to the type of testing they provide could result in adverse regulatory action (see section titled “Risk Factors — Risks Related to Our Epigenetic Testing Services”). Any such action could have a corresponding material adverse impact on our results of operations and financial condition, primarily through a material decrease in revenues, and could have a material adverse impact on our business.

Suppliers and Lab Processing

Our supplies and lab processing primarily includes vendors that provide our saliva kits, arrays, and process samples at laboratories. We utilize third parties for these supplies and services. While we consider many of these third-parties single suppliers, we have qualified second sources for our saliva kits and lab processing. Our arrays are specialized, and we would not be able to quickly change suppliers should the need arise.

Supply interruptions, tariffs on components used on our saliva kits, arrays and others, or price increases may slow production, delay shipments to our customers or increase production costs in the future, any of which could adversely affect our financial results. Although we have not experienced any significant delays or interruptions, we expect that delays, interruptions or non-optimal scheduling of production related to interruptions in components we use to provide our services would result in an increase to our costs. We can give no assurance that global supply-chain constraints, geopolitical conflicts or limited ability for third parties to be able to provide the materials and components we need will not adversely affect our ability to procure materials and components necessary to develop our products.

As of December 31, 2023, we had written off our then existing supplies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding the write off of supplies during 2023.

Properties

We do not own any real property but lease an office space on a month-to-month basis. Our principal executive offices are located at 729 N. Washington Ave., Suite 600, Minneapolis, MN 55401.

Employees

As of June 3, 2024, we have two executive officers and three non-executive employees supporting our business. We have sought to bring together a diverse and multidisciplinary group of professionals who share in our passion for applying cutting-edge science and technology to develop products that promote health. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Layoffs” for more information regarding the layoffs.

Reverse Stock Split

On October 31, 2023, we amended our Second Amended and Restated Certificate of Incorporation, as amended, to implement a 1-for-10 reverse stock split, such that every 10 shares of our Class A Common Stock will be combined into one issued and outstanding share of our Class A Common Stock, with no change in the $0.0001 par value per share (the “Reverse Stock Split”).

We effected the Reverse Stock Split on November 6, 2023 at 4:01pm Eastern Time of our issued and outstanding shares of Class A Common Stock, which was previously approved by stockholders at our annual meeting of stockholders held on May 26, 2023 to regain compliance with Section 1003(f)(v) of the NYSE Company Guide (the “Company Guide”).

Trading reopened on November 7, 2023, which is when our Class A Common Stock began trading on a post reverse stock split basis. All share information included in this Annual Report has been reflected as if the Reverse Stock Split occurred as of the earliest period presented.

Item 1A. Risk Factors

The following risks could materially and adversely affect our business, financial condition, cash flows, and results of operations, and the trading price of our Class A Common Stock could decline. These risk factors do not identify all risks that we face. Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Refer also to the other information set forth in this Annual Report, including in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as our consolidated financial statements and the related notes in Part II, Item 15.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties that represent challenges, including those highlighted in the section entitled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. Below we summarize what we believe are the principal risk factors, but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Annual Report. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

Risks Related to Our Business and Industry

●	We are exploring and evaluating strategic alternatives, including mergers and acquisitions, and there can be no assurance that we will be successful in identifying, or completing any strategic alternative or that any such strategic alternative will yield additional value for stockholders or provide us with sufficient cash to fund our operating expenses.

●	We may acquire other businesses or form joint ventures or make investments in other companies or technologies in the future. If we are not successful in integrating these businesses, as well as identifying and controlling risks associated with the past operations of these businesses, we may incur significant costs, receive penalties or other sanctions from various regulatory agencies, and/or incur significant diversions of management time and attention.

●	We have a history of losses and we may not achieve or maintain profitability in the future.

●	We do not have adequate cash resources to fund our operations beyond the third quarter of 2024 and will require additional capital to commercialize our product and service offerings and grow our business, which may not be available on terms acceptable to us or at all. If we are unable to secure additional funds or enter into a strategic transaction in the short-term, we may be forced to delay, reduce or eliminate our commercialization efforts or cease all operations.

●	Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements, which could limit our ability to raise additional capital and thereby materially adversely impact our business.

●	We have not been able to access the operating capital available under existing agreements, which could prevent us from accessing the capital we need to continue our operations, which could have an adverse effect on our business.

●	We may not have sufficient funds to satisfy indemnification claims of our current and former directors and executive officers.

●	We have intangible assets, and we have in the past, and may in the future be required to write down the value of our intangible assets due to impairment, which could have a material adverse effect on our business, financial condition and results of operations.

●	Recent and future management changes and any inability to attract and retain qualified management and other key personnel, could impair our ability to implement our business plan and materially adversely impact our business, results of operations and financial condition.

●	Our future success depends in large part on the continued participation in the business of Mark White, our Interim Chief Executive Officer, which cannot be ensured or guaranteed.

●	Our business significantly depends upon the strength of our brands, and if we are not able to develop, maintain and enhance our brands, our ability to develop and expand our customer base may be adversely impacted and our business and operating results may be harmed.

●	Our success depends, in large part, on our ability to commercialize our technology enabled products and services with a high level of service at a competitive price, achieve sufficient sales volume to realize economies of scale, and create innovative new products and services to offer to our customers. Our failure to achieve any of these outcomes would adversely impact our business.

●	Our success and the growth of our business will depend on our ability to effectively and in a cost-feasible manner acquire, maintain, and engage with our targeted customers. If we fail to acquire, maintain, and engage customers, our business, revenue, operating results, and financial condition will be adversely impacted.

●	We may expand operations abroad where we have limited operating experience and where we may be subject to increased regulatory risks and local competition. If we are unsuccessful in efforts to expand internationally, our business may be harmed.

Risks Related to Our Epigenetic Testing Services

●	Our success and ability to establish and grow our epigenetic testing services, the outputting of algorithmic epigenetic biomarkers of health measures, will depend on developing epigenetic biomarkers for use in the industries we seek to service. If we fail to develop epigenetic biomarkers that attract customers or fail to provide compelling pricing or products, our operating results and financial condition will be adversely affected.

●	We intend to provide consumer engagement through our health and wellness offerings; however, competition in the personal health and wellness testing market continues to increase and presents a threat to the success of our business.

●	We rely on a limited number of critical third-party suppliers for our epigenetic testing services and in the event we are unable to procure their materials or services, we may not be able to find suitable replacements or immediately transition to alternative suppliers, which will have an adverse impact on our business.

●	Our products and services face substantial competition, which may result in others discovering, developing or commercializing products and services that are similar to ours, before or more successfully than we can.

●	We or our partners (or both) may now or in the future be subject to laws and regulations relating to laboratory testing, which could materially adversely impact our ability to offer our products or services.

Risks Related to Our Intellectual Property

●	If we are unable to protect our patent pending methods of identifying epigenetic biomarkers or intellectual property in general, the value of our brand and other intangible assets may be diminished, and our business may be adversely impacted.

●	We may be unable to obtain sufficiently broad intellectual property protection, or we may lose our intellectual property protection.

●	We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

●	If we become involved in trademark or patent litigation or other proceedings related to a determination of rights, we could incur substantial costs and expenses, substantial liability for damages or be required to stop our development and commercialization efforts of our products and services.

Risks Related to Owning Our Securities

●	The public market for our securities is volatile. This may affect not only the ability of our investors to sell their securities, but the price at which they can sell their securities.

●	If we issue additional shares in the future, whether in connection with a financing or in exchange for services or rights, it will result in the dilution of our existing stockholders.

●	Certain of our outstanding warrants to purchase common stock contain provisions that provide for the adjustment in the number of warrants and the exercise price of the warrants in the event we issue common stock or common stock equivalents (as that term is defined in the agreements and subject to certain exemptions) at an effective exercise price that is less than the then exercise price of the outstanding common stock warrants, which, if the common stock warrants were exercised, would result in significant dilution of our common stock.

●	We are subject to the continued listing standards of the New York Stock Exchange American (the “NYSE American”) and our failure to satisfy these criteria may result in delisting of our Class A Common Stock.

Risks Related to Our Business and Industry

We are exploring and evaluating strategic alternatives, including mergers and acquisitions, and there can be no assurance that we will be successful in identifying, or completing any strategic alternative or that any such strategic alternative will yield additional value for stockholders or provide us with sufficient cash to fund our operating expenses.

We have commenced a review of strategic alternatives focused on, among other things, consumer-facing AI technology-based applications and solutions and maximizing stockholder value, including, without limitation, a business combination involving us and our existing AI technology, a sale of all or part of our assets and/or restructurings (e.g., further reductions in headcount and expenses and/or suspending certain operations), which could result in, among other things, a sale, a merger, consolidation or business combination, asset divestiture, partnering or other collaboration agreements, or potential acquisitions or recapitalizations, in one or more transactions, or continuing to operate with our current business plan and strategy. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction. In addition, we may incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations and if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We also cannot assure you that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in the current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms.

We have not set a timetable for completion of the exploration process, and our management has only begun to make decisions related to strategic alternatives, which remain subject to their ongoing review. Among other things, we are in the process of evaluating whether KR8 AI, a company in the development stage that uses AI and machine learning to develop products and tools for content creators, of which Messrs. White and Ward are substantial shareholders and executive officers, is a suitable acquisition candidate. There can be no assurance that the exploration process will result in any strategic alternative, or as to its outcome or timing. If we fail to consummate an acquisition transaction with KR8 AI, we may lose the services of Messrs. White and Ward, which could adversely impact our business, results of operations, and financial condition.

We may acquire other businesses or form joint ventures or make investments in other companies or technologies in the future. If we are not successful in integrating these businesses, as well as identifying and controlling risks associated with the past operations of these businesses, we may incur significant costs, receive penalties or other sanctions from various regulatory agencies, and/or incur significant diversions of management time and attention.

We may consider or undertake strategic acquisitions of, or material investments in, businesses, products or technologies. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could have an adverse effect on our financial condition, results of operations and cash flows. Integration of an acquired company may also disrupt ongoing operations and require management resources that would otherwise focus on developing our existing business.

We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, license, strategic alliance or joint venture. To finance such a transaction, we may choose to issue our Class A Common Stock as consideration, which would dilute the ownership of our stockholders. If the price of our Class A Common Stock is low or volatile, we may not be able to acquire other companies or fund a joint venture project using our shares as consideration. Alternatively, it may be necessary for us to raise additional funds for acquisitions through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all.

We do not know whether we will be able to successfully integrate any acquired business, product or technology. The success of any given acquisition may depend on our ability to retain any key employees related thereto, and we may not be successful at retaining or integrating such key personnel. Integrating any business, product or technology we acquire could be expensive and time-consuming, disrupt our ongoing business, impact our liquidity, and/or distract our management. Integration may be particularly challenging if we enter into a line of business in which we have limited experience or the business operates in a difficult legal, regulatory or competitive environment. We may find that we do not have adequate operations or expertise to manage the new business.

If we are unable to integrate any acquired businesses, products or technologies effectively, our business may suffer. Whether as a result of unsuccessful integration, unanticipated costs, including those associated with assumed liabilities and indemnification obligations, negative accounting impact, or other factors, we may not realize the economic benefits we anticipate from acquisitions. In addition, any amortization or charges resulting from the costs of acquisitions could increase our expenses.

We have a history of losses and we may not achieve or maintain profitability in the future.

We are a development stage company and have not been profitable since our inception in 2019, accumulating deficits of $177,060,000 and $147,231,000 as of December 31, 2023 and December 31, 2022, respectively. We incurred net losses to common stockholders of $29,829,000 and $95,255,000 for the 12 months ended December 31, 2023 and 2022, respectively. We expect we will require significant capital in connection with our efforts, and we will be required to continue to make significant investments to further develop and expand our business. In particular, we expect to expend financial and other resources on sales and marketing as part of our strategy to develop and increase product and service sales, as well as on research and development activities regarding our epigenetic technology. In addition, to the extent our business ramps up as we expect, we will need to increase our headcount in the coming years. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We expect that our net loss will increase in the near term as we continue to make such investments to grow our business. Despite these investments, we may not succeed in increasing our revenue on the timeline that we expect or in an amount sufficient to lower our net loss and ultimately become profitable. Moreover, if our revenue does not increase, we may not be able to reduce costs in a timely manner because many of our costs are fixed, at least in the short term. In addition, if we reduce variable costs to respond to losses, this may limit our ability to enter into agreements with new customers and grow our revenues. Accordingly, we may not achieve or maintain profitability and we may continue to incur significant losses in the future.

We do not have adequate cash resources to fund our operations beyond the third quarter of 2024 and will require additional capital to commercialize our product and service offerings and grow our business, which may not be available on terms acceptable to us or at all. If we are unable to secure additional funds or enter into a strategic transaction in the short-term, we may be forced to delay, reduce or eliminate our commercialization efforts or cease all operations.

Our present capital is insufficient to meet operating requirements or to cover losses, and therefore we need to raise additional funds through financings to carry out our business plans. Many factors will affect our capital needs as well as their amount and timing, including our growth and profitability as well as market disruptions and other developments. We have taken various actions to bolster our cash position, including raising funds through the private placement transactions, issuing shares of our Class A Common Stock to service providers and in lieu of salary to our non-executive employees, and reducing our employee headcount. Based on our current operating plan, our cash position as of December 31, 2023, and after taking into account the actions described above, we expect to be able to fund our operations through the end of the third quarter of 2024. We will need additional financing or other increase in our cash and cash equivalents balance to enable us to fund our operations beyond the end of the third quarter of 2024.

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

Our ability to raise additional funds in the short-term will depend on financial, economic and market conditions and the willingness of potential investors or lenders to provide funding, all of which are outside of our control, and we may be unable to raise financing in the short-term, or on terms favorable to us, or at all. Furthermore, high volatility in the capital markets has had, and could continue to have, a negative impact on the price of our Class A Common Stock and could adversely impact our ability to raise additional funds.

If we are unable to raise sufficient capital or enter into a strategic transaction (such as an acquisition of KR8 AI or another target) in the short-term, we may be forced to delay, reduce or eliminate our commercialization efforts or cease all operations, and our stockholders could lose all or part of their investment in our Company. We would be required to evaluate further alternatives, which could include dissolving and liquidating our assets or seeking protection under the bankruptcy laws. A determination to take any of these actions could occur at a time that is earlier than when we would otherwise exhaust our cash resources. We have no current plans to file for bankruptcy or to liquidate assets.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements, which could limit our ability to raise additional capital and thereby materially adversely impact our business.

Our audited financial statements for the years ended December 31, 2023 and 2022 were prepared assuming that we will continue as a going concern. Primarily as a result of our losses, working capital deficit, debt obligations and significant operating costs expected to be incurred in the next twelve months, the report of our independent registered public accounting firm included elsewhere in this Annual Report contain an explanatory paragraph on our financial statements stating there is substantial doubt about our ability to continue as a going concern. Such an opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. There is no assurance that sufficient financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may also make it more difficult to operate our business due to concerns about our ability to meet our contractual obligations.

If we are unable to secure additional capital or enter into a strategic transaction in the short-term, we may be required to further curtail our business initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause a significant reduction in the scope of our planned development, which could harm our business, financial condition and operating results. It is not possible for us to predict at this time the potential success of our business. The revenue and income potential of our business and operations are currently unknown. The accompanying financial statements do not include any adjustments that may be necessary should we be unable to continue as a going concern.

We may have a limited ability to use some or all of our federal and state tax operating loss carryforwards in the future.

As of December 31, 2023, we had accumulated federal losses for tax purposes of $83,400,000. Of this federal net loss carryforward, $1,600,000 will begin to expire in 2036 and $81,800,000 may be carried forward indefinitely. As of December 31, 2023, the Company had net accumulated state losses for tax purposes of $74,500,000, some of which will begin to expire in 2033. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state regulations, contain provisions that may limit the loss carryforwards available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period, the amount of the loss carryforwards that the Company may utilize in any one year may be limited. An analysis of the potential limitation has not been completed. Any such limitation, whether as a result of a prior transaction or a transaction in the future, could have a material adverse effect on our future results of operations.

We have not been able to access the operating capital available under the existing agreements, which could prevent us from accessing the capital we need to continue our operations, which could have an adverse effect on our business.

We have generated significant losses to date and expect to continue to incur significant operating losses. To date, our revenue from operations have been insufficient to support our operational activities and has been supplemented by the proceeds from the issuance of securities. There is no guarantee that additional equity, debt or other funding will be available to us on acceptable terms, or at all.

Our ability to direct ClearThink Capital Partners, LLC (“ClearThink”), to purchase up to $5,000,000 of shares of our Class A Common Stock over a 24-month period is not available until we register the stock, which registration will be complete on the date that the registration statement is declared effective. Although stock under the original Strata Purchase Agreement (as defined below) was registered, we have entered into a second Strata Purchase Agreement and stock under that agreement has yet to be registered. We will need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

Our inability to access any other financing sources, could have a material adverse effect on our business.

We are in default of the Settlement Agreement with Smithline, a continued default of which would have an adverse effect on our business.

Smithline Family Trust II vs. FOXO Technologies Inc. and Jon Sabes

On November 18, 2022, Smithline Family Trust II (“Smithline”) filed a complaint against the Company and Jon Sabes, the Company’s former Chief Executive Officer and a former member of the Company’s board of directors, in the Supreme Court of the State of New York, County of New York, Index 0654430/2022. The complaint asserts claims for breach of contract, unjust enrichment and fraud, alleging that (i) the Company breached its obligations to Smithline pursuant to that certain Securities Purchase Agreement, dated January 25, 2021, between FOXO Technologies Operating Company (“Legacy FOXO”) and Smithline, an accompanying 12.5% Original Issue Discount Convertible Debenture, due February 23, 2022, and warrant to purchase shares of FOXO common stock (also referred to as the “Smithline Assumed Warrant”) until February 23, 2024 (collectively, including any amendment or other document entered into in connection therewith, the “Financing Documents”), (ii) the Company and Mr. Sabes were unjustly enriched as a result of their alleged actions and omissions in connection with the Financing Documents, and (iii) the Company and Mr. Sabes made materially false statements or omitted material information in connection with the Financing Documents. The complaint claimed damages in excess of a minimum of $6,206,768 on each of the three causes of action, plus attorneys’ fees and costs.

On November 7, 2023, Smithline and the Company and its subsidiaries entered into a settlement agreement (the “Settlement Agreement”), pursuant to which the parties agreed to resolve and settle all disputes and potential claims which exist or may exist among them, including without limitation those claims asserted in the action, as more specifically set forth in, and subject to the terms and conditions of, the Settlement Agreement. Upon the execution of the Settlement Agreement, the parties agreed to jointly dismiss the action without prejudice.

Pursuant to the Settlement Agreement, we agreed to pay Smithline $2,300,000 in cash (the “Cash Settlement Payment”), payable in full no later than the date (the “Settlement Deadline”) that is the 12-month anniversary of the effective date of the Settlement Agreement (such period, the “Settlement Period”). During the Settlement Period, we agreed to pay Smithline out of any equity or equity-linked financing (excluding any convertible debt financing until such convertible debt is converted into equity) following the date of the Settlement Agreement (an “Equity Financing”) a minimum of 25% of the gross proceeds of each Equity Financing within two business days of our receipt of the proceeds from such Equity Financing, and which payment to Smithline would be applied toward the Cash Settlement Payment. Notwithstanding the foregoing, in the event that we receive proceeds from the Strata Purchase Agreement (as defined below) prior to the effective date of the Settlement Agreement, Smithline will be entitled to a minimum of 25% of the gross proceeds thereof, payment of which to Smithline would be applied toward the Cash Settlement Payment.

In addition, we agreed to use commercially reasonable efforts to pay $300,000 in cash to Smithline by December 31, 2023 toward the Cash Settlement Payment. In the event that we do not pay, in full, the Cash Settlement Payment prior to the Settlement Deadline, Smithline will be entitled to retain all proceeds received pursuant to the Settlement Agreement, the Mutual Release (as defined below) will be returned to their respective parties, and Smithline may pursue any claims against, among others, the Company.

In addition, the parties agreed that prior to Smithline receiving $300,000 in cash from us toward the Cash Settlement Payment, we may not file any resale registration statements and any amendments or supplements thereto without Smithline’s written consent, except for those that cover the resale of shares of the Company’s Class A Common Stock currently issued or issuable to Mitchell Silberberg & Knupp LLP (“MSK”), Joseph Gunnar & Co., LLC (“Gunnar”) or under the Strata Purchase Agreement dated October 13, 2023 by and between the Company and ClearThink, as supplemented by that certain Supplement to Strata Purchase Agreement, dated as of October 13, 2023, by and between the Company and ClearThink (the “Strata Purchase Agreement”).

In addition, the parties agreed that after Smithline has received $300,000 in cash from us, in the event we register for resale shares of our Class A Common Stock which are not issued or issuable as of the effective date of the Settlement Agreement, for a selling stockholder other than under the Strata Purchase Agreement, during of the then outstanding shares of Common Stock after giving effect to such issuance (such shares, the “Settlement Shares”) at the closing price of the Company’s Class A Common Stock immediately prior to their issuance, subject to the authorization of NYSE American if our Class A Common Stock is then traded on such exchange, which Settlement Shares will be included for resale in such registration statement, provided, however, that the amount of Settlement Shares, if any, when aggregated with other Settlement Shares, if any, will be reduced to ensure that such aggregate amount will not exceed 19.9% of the outstanding shares of Common Stock as of the date of issuance (subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations, and other similar transactions that occur after the date of the Settlement Agreement). Any net proceeds (after taking into account all brokerage, transfer agent, legal and other expenses incurred in connection with the sale of the Settlement Shares, if any) received by Smithline on the sale of the Settlement Shares, if any, will be credited against the Cash Settlement Payment.

On May 28, 2024, we entered into an Exchange Agreement with Smithline pursuant to which Smithline exchanged the Smithline Assumed Warrant for the right to receive up to 8,370,000 shares of Class A Common Stock (the “Rights Shares”), subject to a 4.99% beneficial ownership limitation and issued without any restrictive legends. The total number of Rights Shares that may be issued under the agreement, will be limited to 19.99% of our outstanding shares of Class A Common Stock, unless stockholder approval is obtained to issue more than 19.99% Upon the execution of the agreement and receipt of all of the Rights Shares, the Smithline Assumed Warrant, and all associated rights thereunder will be terminated.

We are currently in default of the Settlement Agreement due to the failure to pay $300,000 by December 31, 2023 and are currently in negotiations with Smithline on a resolution as entering into the Exchange Agreement did not result in a waiver of default of the Settlement Agreement. The failure to come to an agreeable resolution with Smithline would have a material adverse effect on the Company. For more information, see “Item 3. Legal Proceedings - Smithline Family Trust II vs. FOXO Technologies Inc. and Jon Sabes.”

We may not have sufficient funds to satisfy indemnification claims of our current and former directors and executive officers.

We have agreed to indemnify our executive officers and directors to the fullest extent permitted by law. In addition, our organizational documents provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the DGCL, our Bylaws and indemnifications agreements entered into with our directors and officers provide that:

●	we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;

●	we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;

●	we will be required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;

●	we will not be obligated pursuant to our Bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification;

●	the rights conferred in our Bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and

●	we may not retroactively amend our Bylaws provisions to reduce our indemnification obligations to directors, officers, employees and agents.

Any amounts paid as a result of claims for indemnification by our current and former directors and officers will reduce the amount of money available to us and may materially adversely impact our business, results of operations and financial condition.

We have intangible assets, and we have been, and may in the future be required to write down the value of our intangible assets due to impairment, which could have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2023, our intangible assets consisted of a Methylation pipeline with a net book value of $378,000. We test the carrying value of intangible assets for impairment at least annually and whenever events or circumstances indicate the carrying value may not be recoverable. Events and conditions that could result in impairment in the value of our intangible assets include, but are not limited to, decisions to exit certain lines of business, significant negative industry or economic trends, significant decline in our stock price for a sustained period of time, significant decline in market capitalization relative to net book value, limited funding that could delay development efforts, and significant changes in the manner of use of the assets or the strategy for our overall business. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. Any resulting impairment charge, although non-cash, could have a material adverse effect on our business, financial condition and results of operations.

Our historical financial results include asset impairment charges. For example, during the 12 months ended December 31, 2023, we determined that the cash flows would no longer support the digital insurance platform, underwriting API, and longevity API and recognized impairment losses of $2,633,000. Future asset impairment charges could arise as a result of changes in our business strategy or changes in the intention to use certain assets. Any resulting impairment charge, although non-cash, could have a material adverse effect on our business, financial condition and results of operations.

Recent and future management changes and any inability to attract and retain qualified management and other key personnel, could impair our ability to implement our business plan and materially adversely impact our business, results of operations and financial condition.

We have experienced a number of recent changes to our senior management team, including the resignations of Robert Potashnick, our former Chief Financial Officer, Tyler Danielson, our former Interim Chief Executive Officer and Chief Technology Officer, and Brian Chen, our former Chief Science Officer, which may create significant continuity risks and challenges to our ability to operate our business, assess and manage risks and comply with applicable laws. The Board appointed Mark White to the Board to serve as a director and Interim Chief Executive Officer of the Company and Martin Ward to serve as Interim Chief Financial Officer of the Company, each effective as of September 19, 2023. Effective as of January 23, 2024, the Board appointed Francis Colt deWolf to serve as an independent director and audit, compensation, and nominating and corporate governance committee member. In addition to their roles with the Company, Mr. White is the President of KR8 AI, a company in the development stage that uses AI and machine learning to develop products and tools for content creators, and Mr. Ward is KR8 AI’s Chief Financial Officer.

We believe that our future success is highly dependent on the efforts of Messrs. White and Ward. At present, we do not maintain key-man life insurance policies for either of them or for any other key personnel. As discussed above, we are in the process of evaluating whether KR8 AI is a suitable acquisition candidate as part of our exploration of strategic alternatives, including mergers and acquisitions. If we fail to consummate an acquisition transaction with KR8 AI, we may lose the services of Messrs. White and Ward. Changes in our senior management and uncertainty regarding any future changes may disrupt our operations, impact partner relationships, and impair our ability to recruit and retain other needed personnel. Any such disruption or impairment could have an adverse effect on our business.

If Messrs. White and Ward and other key personnel were to depart, it would be important that we attract and retain qualified managers promptly and develop and implement an effective succession plan. We would expect to face significant competition in attracting experienced executives and other key personnel, and there can be no assurance that we will be able to do so. Depending on the circumstances of any future management departures, it is also possible that we will be required to pay significant severance, adversely impacting our financial condition. Our urgent need to raise capital and engage with potential partners in strategic transactions magnify these risks. If we are unable to adequately address these concerns in the near term and earn the confidence of potential investors and/or business partners, our prospects and financial condition would be adversely impacted.

Our future success depends in large part on the continued participation in the business of Mark White, our Interim Chief Executive Officer, which cannot be ensured or guaranteed.

Mark White is our Interim Chief Executive Officer. Mr. White will be instrumental in shaping our vision, strategic direction and execution priorities. There can be no assurance that Mr. White will continue to work for us. Mr. White’s departure from service with the Company could materially adversely impact our business.

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

Our success depends, in large part, on our ability to extend our technology enabled products and services to market with a high level of service at a competitive price, achieve sufficient sales volume to realize economies of scale, and create innovative new products and services to offer to our customers. The growth and expansion of our business and service offerings, once such offerings are commercialized, is expected to place a continuous significant strain on our management, operational and financial resources. To effectively manage our growth following development and commercialization of our products and services, we must continue to implement and improve our operational, financial and management information systems and to expand, train and manage our employee base. In the event of further growth of our operations or in the number of our third-party relationships, our supply, systems, procedures or internal controls may not be adequate to support our operations and our management may not be able to manage any such growth effectively.

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

Our operations historically have been focused on developing and commercializing our technologies and products. The performance of our market tests may not be indicative of the performance our customers experience following commercial launch, and we may need to make modifications to improve our products. There can be no assurance that we will be able to timely achieve market acceptance for our technologies and products in the future. We have limited experience developing our products and technology for commercial use, conducting sales and marketing activities at scale and managing customer support at the commercial level. Consequently, predictions about our future success or viability are highly uncertain and hard to predict as a result of our limited operating history, the development stage of our products and our limited history commercializing our technologies or products. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations.

We expect our revenue and results of operations to fluctuate on a quarterly and annual basis.

Our revenue and results of operations could vary significantly from period-to-period and may fail to match expectations as a result of a variety of factors, some of which are outside of our control. Among other factors, our revenue and results may vary as a result of fluctuations in the number of customers purchasing our products/services, research and development expenditures, and/or the timing and amount of our expenses. Fluctuations and variability across the industry may affect our revenue and results of operations. As a result of the potential variations in our revenue and results of operations, period-to-period comparisons may not be meaningful and the results of any one period should not be relied on as an indication of future performance. In addition, our results of operations may not meet the expectations of investors or public market analysts who follow our Company, which may adversely impact our stock price.

Covenants in our indebtedness could limit our flexibility and adversely affect our financial condition.

Our outstanding indebtedness contains several restrictive covenants, including that we cannot, without the prior written consent of 50.01% of the holders of our 15% Senior Promissory Notes (the “Senior PIK Notes”), create or incur any other indebtedness, with the exception of certain exempt issuances, including but not limited to issuances of our Class A Common Stock or “Common Stock Equivalents” in connection with a “Private Placement” or “Public Financing.” If any of our covenants are breached and not cured within applicable cure periods, the breach could result in acceleration of our indebtedness and penalties. Limitations on our ability to incur new indebtedness under the terms of our debt securities may limit the amount of new investments we make.

The Senior PIK Notes matured on April 1, 2024 and accrue interest at an annual interest rate of 15%, commencing on the issuance date, compounded quarterly on each December 20, March 20, June 20 and September 20 until the maturity date and on the maturity date itself (each, an “Interest Payment Due Date”). Interest is payable by increasing the principal amount of the Senior PIK Notes (with such increased amount accruing interest as well) on each Interest Payment Due Date (“PIK Interest”). Monthly payments on the outstanding principal amount of the Senior PIK Notes, as such amount may be increased as the result of the payment of PIK Interest, commenced on November 1, 2023, until the principal balance has been paid in full on the maturity date, or, if earlier, upon acceleration, or prepayment of the Senior PIK Notes in accordance with the Senior PIK Notes terms.

We are currently in default of our Senior PIK Notes.

The Senior PIK Notes matured on April 1, 2024. Upon the occurrence of an Event of Default (as defined in the Senior PIK Notes), the holder may at any time thereafter exercise any one or more of the following rights, powers, and remedies:

●	Holder may accelerate the maturity date and declare the indebtedness and accrued but unpaid interest thereon, and all other amounts payable hereunder and under the other loan documents at the sum of 130% of the principal balance, at once due and payable, and upon such declaration the same shall at once be due and payable.

●	Holder may set off the amount owed by us to holder, whether or not matured and regardless of the adequacy of any other collateral securing the note, against any and all accounts, credits, money, securities or other property now or hereafter on deposit with, held by or in the possession of holder to the credit or for the account of the Company, without notice to or the consent of the Company.

●	Holder may exercise any of its other rights, powers, and remedies under the loan documents or at law or in equity.

Although we are currently in negotiations with the holders 50.01% of the Senior PIK Notes, there is no assurance that we can come to any agreement that would result in a waiver of the default. If we are unable to come to an agreement with the Senior PIK Notes that results in a waiver of default, the consequences will have a material adverse effect on our business, liquidity and the market price of our Class A Common Stock.

The Smithline Assumed Warrants have anti-dilution rights that could be triggered as part of future financings.

If we raise additional funds through the issuance of equity, equity-linked or debt securities, with the exception of certain exempt issuances, with an exercise price lower than the current exercise price, the anti-dilution protection provisions in the Smithline Assumed Warrants will be triggered. Specifically, the exercise price and number of warrant shares of the Smithline Assumed Warrants will be adjusted to reflect such lower issuance price as the new equity is sold and the number of shares issuable under the Smithline Assumed Warrant will be increased such that the aggregate exercise price after the lower price adjustment shall be equal to the aggregate exercise price prior to adjustment. This anti-dilution adjustment will have a dilutive effect on our equity and may hamper its ability to complete future financings.

Our success and the growth of our business will depend on our ability to effectively and in a cost-feasible manner acquire, maintain, and engage with our targeted customers. If we fail to acquire, maintain, and engage customers, our business, revenue, operating results, and financial condition will be adversely impacted.

As a company with limited revenues, we anticipate that sales and marketing expenses may require significant investment. We cannot guarantee, however, that our investments in sales and marketing will effectively reach potential customers, potential customers will decide to buy our products or services, or that customer spend for our products and services will yield the intended return on investment.

In addition, many factors, some of which are beyond our control, may reduce our ability to acquire, maintain and engage with customers, including the following:

●	potential customers fail to accept or adopt our epigenetic biomarker technology;

●	changes in advertising platforms’ pricing, which could result in higher advertising costs, and changes in digital advertising platforms’ policies, that may delay or prevent us from advertising through these channels;

●	changes in search algorithms by search engines;

●	ineffectiveness of our marketing efforts and other spend to acquire new customers;

●	decline in popularity of, or governmental restrictions on, social media platforms where we plan to advertise;

●	the development of new search engines or social media sites that reduce traffic on existing search engines and social media sites;

●	suffering reputational harm to our brand resulting from negative publicity, whether accurate or inaccurate;

●	failing to expand geographically;

●	failing to obtain or maintain licensure in jurisdictions where we sell products;

●	failing to offer new and competitive products;

●	failing to develop effective distribution systems;

●	technical or other problems frustrate the customer experience; or

●	we are unable to address customer concerns regarding the content, privacy and security.

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

A significant impact on the performance, reliability, security, and availability of our systems, software, or services may harm our reputation, impair our ability to operate, retain customers or attract new customers for our brands, and expose us to legal claims and government action, each of which could have a material adverse impact on our business, results of operations, and financial condition.

Changes in general economic conditions could have a material adverse impact on our business.

Changes in general economic conditions, including, for example, interest rates, investor sentiment, changes specifically affecting the biotechnology industry, competition, technological developments, political and diplomatic events, tax laws, and other factors not known to us today, could substantially and materially adversely impact our business. For example, changes in interest rates may increase our cost of capital and ability to raise capital and have a corresponding adverse impact on our operating results. While we may engage in certain hedging activities to mitigate the impact of these changes, none of these conditions are or will be within our control. Changes in general economic conditions may also negatively impact demand for our products and services.

We have identified material weaknesses in our internal control over financial reporting. If we fail to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in the Company.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional material misstatements to its financial statements that could not be prevented or detected on a timely basis. As of the year ended December 31, 2023, we have identified un-remediated material weaknesses in connection with our (i) entity-level controls (ii) accounting personnel resources with the necessary levels of accounting expertise and (iii) segregation of duties. This resulted from a lack of necessary business processes, internal controls, record retention policy, and adequate number of qualified personnel within our accounting function.

The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

We cannot assure you that the measures will be sufficient to avoid potential future material weaknesses. Accordingly, there could continue to be a possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

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

Based on the evaluation of our internal controls over financial reporting, we concluded that such controls were not effective as of December 31, 2023. In addition, based on the evaluation of our disclosure controls and procedures as of December 31, 2023, we concluded such controls were not effective.

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

We may expand operations abroad where we have limited operating experience and where we may be subject to increased regulatory risks and local competition. If we are unsuccessful in efforts to expand internationally, our business may be harmed.

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

We may expand our business internationally, which will subject us to additional laws and regulatory standards.

Legal developments in the European Union (the “EU”) have created a range of new compliance obligations regarding transfers of personal data from the European Union to the United States, including the General Data Protection Regulation (the “GDPR”) and UK GDPR, which may apply to certain of our activities related to services or products that we offer or may offer to individuals located in the EU. Significant effort and expense will be required to ensure compliance with the GDPR and UK GDPR, and could cause us to change our business practices. Moreover, requirements under the GDPR and UK GDPR may change periodically or may be modified by the EU or the UK and/or the laws of one or more countries. The GDPR and UK GDPR impose stringent compliance obligations regarding the handling of personal data and have resulted in the issuance of significant financial penalties for noncompliance, including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million/£17.5 million (whichever is higher) for the most serious violations.

We may also need to achieve and maintain International Standards Organization (or ISO) certification of our future Quality Management Systems. If we are not able to achieve or maintain regulatory compliance, we may not be permitted to market our products and/or may be subject to enforcement by EU Competent Authorities, bodies with authority to act on behalf of the government of the applicable EU Member State, or other nations which adopt similar standards, to ensure that the requirements of the directive or regulation are met.

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

As a publicly trading reporting company with operations in the United States, we interact regularly with regulatory and self-regulatory agencies, including the SEC and the NYSE American. We have been and may in the future be the subject of SEC and other regulatory investigations or inquiries and may be required to comply with informal or formal orders or other requests for information or documentation from such government authorities and regulators regarding our compliance with national, regional and local laws and regulations, including the rules and regulations under the Securities Act and the Exchange Act. Such laws and regulations and their interpretation and applications may also change from time to time. Responding to requests for information from regulators in connection with any such investigations or inquiries could have a materially adverse effect on our business through, among other things, significantly increased legal fees and the time and attention required of our management and employees to be diverted from our normal business operations and growth plans. Moreover, if a regulator were to initiate an enforcement action against us, such any action could further consume our resources, require us to change our business practices and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to Our Epigenetic Testing Services

We intend to provide consumer engagement through our health and wellness offerings; however, competition in the personal health and wellness testing market continues to increase and presents a threat to the success of our business.

The number of companies entering the personal health and wellness testing market with offerings similar to those that we provide through our health and wellness testing offerings continues to increase. We believe that our ability to offer consumer engagement services that add value to consumers depends upon many factors both within and beyond our control, including the following:

●	the timing and market acceptance of health and wellness products and services, including the developments and enhancements to those products and services offered by us or our competitors;

●	the customer service and support efforts required to provide personal health and wellness testing services;

●	the marketing and administrative efforts required to support our consumer engagement services;

●	the ease of use, performance, price and reliability of solutions developed either by us or our competitors; and

●	our brand strength relative to our competitors.

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

We rely on a limited number of critical third-party suppliers for our epigenetic testing, including: (1) the maker of our kit for the collection of our customers’ saliva; (2) a provider of microarrays; and (3) providers of array processing and wet-lab services to deliver the raw epigenetic data to us. Our suppliers could cease supplying these materials, equipment and/or services at any time, or fail to provide us with sufficient quantities of materials/services or materials/services that meet our specifications, or significantly increase the costs of providing the materials or services to us. Our operations could be interrupted if we encounter delays or difficulties in securing these materials or services, or if we cannot locate an acceptable substitute. Any such interruption could significantly impact our business, financial condition, results of operations and reputation.

Our products and services face substantial competition, which may result in others discovering, developing or commercializing products and services that are similar to ours, before or more successfully than we can.

We have not yet fully developed and commercialized, and may never successfully develop or commercialize, some of our product and service offerings, such as our saliva-based epigenetic underwriting technology for the insurance market. Moreover, our business faces substantial competition from larger, more established companies with products and services that have already been accepted by the industries in which we seek to operate and may impair our ability to compete and to commercialize our products and services.

We recognize that other companies, including larger health and wellness and biotechnology companies, may be developing or have plans to develop products and services that may compete with ours. Many of our competitors have substantially greater financial, technical, and human resources than we have. In addition, many of our competitors have significantly greater experience than we have in researching and developing, marketing, and commercializing products and services similar to ours. Our competitors may discover, develop or commercialize products and services that are more effective, safer or less costly than any products or services that we are developing. Our competitors may also obtain regulatory approval for their products and services more rapidly than we may obtain approval for our testing services.

We anticipate that competition with our products and testing services will be based on a number of factors, including product efficacy, accuracy, availability and price. Our competitive position will also depend upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop and maintain proprietary products or processes, protect our intellectual property including our trade secrets, and to secure sufficient capital resources to support the development and commercialization of our products and services.

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

DNA methylation profiling of consumer specimens will be performed by our wet-laboratory partners. The failure of our laboratory partners to hold CLIA certification or accreditation appropriate to the type of testing they perform, or to comply with CLIA regulations or applicable state licensure requirements could result in adverse regulatory action that, if not timely corrected, could result in us being unable to continue using their services, which could adversely affect our business. Similarly, if our laboratory partners do not hold state permits or licenses in those states that require them, it may limit our ability to offer our products and services on a national basis.

Because we do not directly analyze human specimens in our facilities, but instead perform only data analysis or “dry lab” services, we believe that our bioinformatics and analytic activities are not subject to CLIA. It is possible that, in the future, CLIA may apply to our activities, which could result in us being unable to offer our services or could require additional expenditures to obtain certification, both of which could materially adversely impact our business. We could face similar adverse impacts if a state regulator were to conclude that our bioinformatics activities were subject to state laboratory licensure. Similar adverse consequences could result if CLIA or state regulators disagree with our laboratory partners’ interpretation of CLIA or our applicability to their testing services.

Our product and service offerings may now or in the future be subject to laws and regulations relating to laboratory developed tests and software, which could materially adversely impact our business.

The FDC Act gives the FDA, the authority to regulate manufacturers of medical devices, which are defined to include, among other requirements, in vitro diagnostic (“IVD”) products (e.g., laboratory instruments, reagents, and collection devices) and software that are intended for use in the diagnosis, treatment, cure, mitigation or prevention of diseases or conditions, including, without limitation, the presence of biomarkers. Medical devices are subject to a variety of regulatory requirements based on their level of risk, including in some cases premarket review and authorization. The FDA enforces its requirements by market surveillance and periodic inspections. The FDA may take a variety of actions in response to violations of the FDC Act and implementing regulations, including, but not limited to, cease and desist orders, injunctions, civil monetary penalties, operating restrictions, or shutdown of production facilities.

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

Our products and services include epigenetic analysis of laboratory-generated DNA methylation data using our proprietary bioinformatics and machine learning technology. We believe that our current products and services are not subject to FDA regulation. First, we believe our products and services (such as those intended to inform underwriting decisions) do not meet the definition of a “medical device.” Second, to the extent our products and services incorporate software that is intended solely for health and wellness purposes, we believe such software meets the definition of exempt medical software under the FDC Act, as amended by the 21st Century Cures Act, enacted in 2016. Furthermore, even if elements of our products and services could be construed to be subject to FDA oversight, we believe that such elements would be subject to FDA enforcement discretion to the extent that we use such elements to provide general health and wellness and non-disease-specific information to customers that includes disclaimers and caveats that the information is not intended for medical purposes and poses low risk to consumers.

There can be no guarantee that the FDA will now, or in the future, agree with our position. Should the FDA determine that our products and services are subject to FDA regulation, our operations could be adversely affected. If FDA premarket review or approval were required, we could be forced to stop selling our products or services or be required to modify claims or make other changes while we work to obtain FDA clearance, approval or de novo classification. Our business, results of operations and financial condition would be negatively affected until such reviews were completed and clearance, approval or de novo classification to market were obtained or the costs of continuing to operate our business could increase materially.

We have not been successful in establishing or maintaining the relationships necessary to execute on our prior business plans, which could have a material adverse impact on our ability to generate revenue and our financial condition; however, we have shifted our strategic focus away from selling life insurance products and concentrating efforts on our Bioinformatics Services offering as we explore various strategic alternatives.

Prior to our decision to pause sales of new life insurance products to conserve cash resources and focus existing resources on our Bioinformatics Services, as we explore various strategic alternatives, our sales and distribution efforts historically focused on independent agent distribution channels. Independent agent distribution channels include independent marketing organizations, broker general agencies and smaller general agencies. In order to serve the broadest range of customers and agents, we established a managing general agency relationship with multiple domestic carrier partners, in order for us to expand the use of our products and services in connection with a full suite of life insurance products (term life insurance, universal life insurance, variable universal life insurance, indexed universal life insurance, whole life insurance, etc.), which we call the “MGA Model.” We believed the MGA Model would appeal to domestic carrier partners who are seeking to expand the distribution of their products through independent agent distribution channels and who are seeking a differentiated product offering by combining their own policies with our health and wellness offerings, as well as replacing blood and urine specimen for life insurance products that are subject to medical underwriting protocols with our saliva-based underwriting protocol.

We have been unable to develop or maintain the relationships necessary to sustain the MGA Model; as a result, our business, financial condition and results of operations may be adversely impacted. On October 2, 2023, we decided to pause sales of new life insurance products and move existing producers out of the MGA Model hierarchy to further conserve cash resources and focus resources on FOXO Labs, particularly on our Bioinformatics Services. If we decide to resume the MGA Model in the future, our success would depend on our ability to demonstrate the value of our products and services to consumers, insurance agents, and carriers.

As part of our business, we may collect, process, store, share, disclose and use customer information and other data, and our actual or perceived failure to protect such information and data, respect customer privacy or comply with data privacy and security laws and regulations could damage our reputation and brand and harm our business and operating results.

We may receive and store personally identifiable information, epigenetic information, and other data relating to our customers, as well as other personally identifiable information and other data relating to individuals such as our employees. Security breaches, employee malfeasance, or human or technological error could lead to potential unauthorized disclosure of our customers’ personal information. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our solutions and any failure to comply with such laws and regulations could lead to significant fines, penalties or other liabilities.

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

Numerous local, municipal, state, federal, and international laws and regulations address privacy and the collection, storing, sharing, use, disclosure, and protection of certain types of data, including the Personal Information Protection and Electronic Documents Act, the Telephone Consumer Protection Act of 1991, or the TCPA, Section 5 of the Federal Trade Commission Act, and effective as of January 1, 2020, the California Consumer Privacy Act (the “CCPA”). These laws, rules, and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation, and changes in enforcement, and may be inconsistent from one jurisdiction to another. For example, the CCPA, which went into effect on January 1, 2020, requires, among other things, new disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of personal information. The CCPA provides for fines of up to $7,500 per violation. Aspects of the CCPA and its interpretation and enforcement remain uncertain. The effects of this legislation are potentially far-reaching and may require FOXO to modify its data processing practices and policies and incur substantial compliance-related costs and expenses. The CCPA has been amended on multiple occasions. For example, the California Privacy Rights Act (or CPRA) recently was approved by California voters and significantly modifies the CCPA, potentially resulting in further uncertainty and requiring FOXO to incur additional costs and expenses in an effort to comply. The CPRA became operative on January 1, 2023 (and applies only to consumer data collected on or after January 1, 2022, with enforcement beginning July 1, 2023). While the CCPA will remain operative and enforceable from now until July 1, 2023, we will continue to monitor developments related to the CPRA. The effects of this legislation are potentially far-reaching and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Additionally, many laws and regulations relating to privacy and the collection, storing, sharing, use, disclosure, and protection of certain types of data are subject to varying degrees of enforcement and new and changing interpretations by courts. The CCPA and other changes in laws or regulations relating to privacy, data protection, breach notifications, and information security, particularly any new or modified laws or regulations, or changes to the interpretation or enforcement of such laws or regulations, which require enhanced protection of certain types of data or new obligations with regard to data retention, transfer, or disclosure, could greatly increase the cost of providing our products and services, require significant changes to our operations, or even prevent us from providing our products and services in jurisdictions in which we currently operate and in which we may operate in the future.

We may also be required to comply with increasingly complex and changing data security and privacy regulations in the UK, the EU and in other jurisdictions in which we plan to conduct business that regulate the collection, use and transfer of personal data, including the transfer of personal data between or among countries. For example, the EU’s GDPR, now also enacted in the UK as the UK GDPR, has imposed stringent compliance obligations regarding the handling of personal data and has resulted in the issuance of significant financial penalties for noncompliance. Further, in July 2020, the Court of Justice of the European Union released a decision in the Schrems II case (Data Protection Commission v. Facebook Ireland, Schrems), declaring the EU-US Privacy Shield invalid and calling into question data transfers carried out under the European Commission’s Standard Contractual Clauses. As a result of the decision, we may face additional scrutiny from EU regulators in relation to the transfer of personal data from the EU to the United States. Noncompliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of global annual revenues. In the United States, there have been proposals for federal privacy legislation and many new state privacy laws have been enacted or proposed. Other countries have enacted or are considering enacting data localization laws that require certain data to stay within their borders. We may also face audits or investigations by one or more domestic or foreign government agencies or our customers pursuant to our contractual obligations relating to our compliance with these regulations. Complying with changing regulatory requirements requires us to incur substantial costs, exposes us to potential regulatory action or litigation, and may require changes to our business practices in certain jurisdictions, any of which could materially adversely impact our business, financial condition and results of operations.

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

We will be subject to the terms of our privacy policies and privacy-related obligations. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or others, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which could include personally identifiable information or other user data, may result in governmental or regulatory investigations, enforcement actions, regulatory fines, compliance orders, litigation or public statements against us by consumer advocacy groups or others, and could cause customers to lose trust in us, all of which could be costly and have an adverse impact on our business. In addition, new and changed rules and regulations regarding privacy, data protection (in particular those that impact the use of AI) and cross-border transfers of customer information could cause us to delay planned uses and disclosures of data to comply with applicable privacy and data protection requirements. Moreover, if any third-party that we work with violates applicable laws or its policies, such violations also may put personal information at risk, which may result in increased regulatory scrutiny and have a material adverse effect on our reputation, business, financial condition and results of operations.

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

State statutes typically provide state regulatory agencies with significant powers to interpret, administer and enforce the laws relating to the purchase of life insurance. Under statutory authority, state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways or issue new administrative rules, even if not contained in state statutes. State regulators may also impose rules that may restrict and negatively impact our industry. Because of the history of certain abuses in the industry, we believe it is likely that state insurance regulation will increase and grow more complex during the foreseeable future. We cannot, however, predict what any new regulation would specifically involve.

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

New legislation or legal requirements may affect how we communicate with customers, which could have a material adverse impact on our business model, financial condition, and results of operations.

State and federal lawmakers re focusing upon the use of customer communications, including concerns about transparency, deception, and fairness, in particular. Changes in laws or regulations, or changes in the interpretation of laws or regulations by a regulatory authority may decrease our revenues and earnings and may require us to change the manner in which we conduct some aspects of our business. In addition, our business and operations are subject to various U.S. federal, state, and local consumer protection laws, including laws which place restrictions on the use of automated tools and technologies to communicate with wireless telephone subscribers or consumers generally. For example, a California law, effective as of July 2019, makes it unlawful for any person to use a bot to communicate with a person in California online with the intent to mislead the other person about its artificial identity for the purpose of knowingly deceiving the person about the content of the communication in order to incentivize a purchase of goods or services in a commercial transaction. Although we take steps to comply with this and other laws restricting the use of electronic communication tools, no assurance can be given that we will not be exposed to civil litigation or regulatory enforcement. Further, to the extent that any changes in law or regulation further restrict the ways in which we communicate with prospective or current customers, these restrictions could result in a material reduction in our customer acquisition and retention, reducing the growth prospects of our business, and materially adversely impact our business, financial condition and results of operations.

Risks Related to Our Intellectual Property

If we are unable to protect our patent pending methods of identifying epigenetic biomarkers or intellectual property in general, the value of our brand and other intangible assets may be diminished, and our business may be adversely impacted.

We depend on our proprietary technology, intellectual property and services for our business plans, success and ability to compete. We rely and expect to continue to rely on a combination of confidentiality and other agreements with our employees, consultants and third parties with whom we have relationships or with whom we plan to have relationships, and who may have access to confidential or patentable aspects of our research and development output, as well as the trademark, copyright, patent and trade secret protection and common law rights and laws, to protect our proprietary rights. For example, we rely on trade secret protection for building and validating an extensive number of machine learning models that use epigenetic data derived from different types of tissues to predict a wide variety of targets, such as smoking use and/or extent, alcohol use and/or extent, etc. Although we enter into confidentiality and other agreements to protect these and other proprietary technologies, any of these parties may breach the agreements and disclose information before a patent application is filed, and jeopardize our ability to seek patent protection, if we were not able to use the courts to enjoin the disclosure in advance. In addition, our ability to obtain and maintain valid and enforceable patents or patent licenses depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Since publications in the scientific literature often lag behind the actual discoveries, and patent applications do not publish until 18 months after filing, we are never certain we are the first to make the inventions claimed in any of our patents or that we are the first to file for patent protection of such patents. In other words, priority is never known until an application is prosecuted. Additionally, third parties may knowingly or unknowingly infringe our proprietary rights, and third parties may challenge our proprietary rights held, pending and future patent, copyright, trademark and other applications, which, if successful, may not be approved and which may affect our ability to prevent infringement without incurring substantial expense. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.

If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our service and methods of operations. Despite our efforts to protect our proprietary rights, attempts may be made to copy or reverse engineer aspects of our products or services, or to obtain and use information that we regard as proprietary and which a judge may not enjoin. Accordingly, we may be unable to protect our proprietary rights against unauthorized third-party copying or use. Furthermore, as a practical matter, policing the unauthorized use of our intellectual property would be difficult for us, because of the private nature of our competitors and because our competitors may offer competing products as software-as-a-service, which may limit the ability to discover a competitor’s use of our proprietary technology. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigation and/or any of the events above could result in substantial costs and diversion of resources, and could have a material adverse impact on our business, financial condition and results of operations.

We may be unable to obtain sufficiently broad intellectual property protection, or we may lose intellectual property protection.

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

As we move into new markets and expand our products or services offerings, incumbent participants in such markets may assert their patents and other proprietary rights against us as a means of slowing our entry into such markets or as a means to extract substantial license and royalty payments from us. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product or service revenue and against whom our own patents may provide little or no deterrence or protection.

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

Since the consummation of our Business Combination, our Class A Common Stock (NYSE American: FOXO) has traded as low as $0.2580 per share, and day-to-day trading has been volatile at times. This volatility may continue or increase in the future. The market price for the securities may be significantly affected by factors such as progress in the development of our technology, commercialization of our technology, variations in quarterly and yearly operating results, general trends in the life insurance industry, and other uncertainties further described in this section. Furthermore, recently the stock market has experienced extreme price and volume fluctuations that are unrelated or disproportionate to the operating performance of the affected companies, such as the market reactions to internet marketed ‘short squeezes’, the coronavirus outbreak and recent macroeconomic factors such as inflationary pressures and higher interest rates. Such broad market fluctuations may adversely affect the market price of our securities.

If we issue additional shares in the future, whether in connection with a financing or in exchange for services or rights, it will result in the dilution of our existing stockholders.

We may choose to issue shares of our Class A Common Stock and/or securities exercisable for or convertible into our Class A Common Stock to, among other things, reduce our debt, to acquire one or more companies, to fund our operations and in exchange for services rendered to the Company. Such issuances may not require the approval of our stockholders. We have previously issued shares and rights to receive shares in satisfaction of outstanding amounts payable by us to service providers in exchange for services rendered. Any future issuances may reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our Class A Common Stock. If we issue any such additional shares or securities in the future, such issuance will reduce the proportionate ownership and voting power of all current stockholders.

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

On June 12, 2023, we received an official notice of noncompliance from NYSE Regulation stating that we are below compliance with Section 1003(a)(i) in the Company Guide since we reported stockholders’ deficit of $(30,000) at March 31, 2023, and losses from continuing operations and/or net losses in its two most recent fiscal years ended December 31, 2022. Section 1003(a)(i) of the Company Guide requires a listed company to have stockholders’ equity of $2 million or more if the listed company has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years.

We are now subject to the procedures and requirements set forth in Section 1009 of the Company Guide. As required by the notice, on July 12, 2023, we submitted a plan to NYSE American advising of actions we have taken or will take to regain compliance with the continued listing standards by December 12, 2024. On August 29, 2023, we received a letter from NYSE American stating that they reviewed and accepted the plan, providing an extension for compliance with Section 1003(a)(i) of the Company Guide until December 12, 2024. NYSE American staff will review the Company periodically for compliance with the initiatives outlined in the plan. If we are not in compliance with the continued listing standards by December 12, 2024, or if we do not make progress consistent with the plan during the plan period, NYSE American staff will initiate delisting proceedings, as appropriate.

If we are unable to retain compliance with all applicable NYSE American listing standards, our Class A Common Stock would be subject to delisting. If the NYSE American delists our Class A Common Stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our Class A Common Stock, reduced liquidity and market price of our Class A Common Stock, decreased analyst coverage of our Class A Common Stock, and an inability for us to obtain any additional financing to fund our operations that we may need.

If our Class A Common Stock is delisted, our Class A Common Stock may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a penny stock to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules impose additional sales practice requirements and burdens on broker-dealers (subject to certain exceptions) and could discourage broker-dealers from effecting transactions in our stock, further limiting the liquidity of our shares, and an investor may find it more difficult to acquire or dispose of our Class A Common Stock on the secondary market.

These factors could have a material adverse effect on the trading price, liquidity, value and marketability of our Class A Common Stock.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity.

Privacy and Security

We are entrusted with highly personal data and are committed to protecting the privacy and security of our customers and organization. Protection and access to company data is the keystone of the cybersecurity strategy and is considered the utmost of business requirements.

We use the GDPR as our guidepost for data protection practices and continue to monitor emerging U.S. laws.

Our security program is built on the following key success factors: tightly controlled access management based on least-privilege authorization, layered defenses, continuous monitoring, vulnerability testing, rapid response, internal and supply chain risk management, strong executive support, and regular development of a security culture. Integration of our compliance command center tool enables continuous monitoring of policy and practices covering service organization control 2 (“SOC 2”) compliance.

Protecting data privacy and security is an organizational-wide responsibility. We protect customer data with a variety of processes and monitoring tools, such as:

●	Access control is tightly managed with single sign-on, multi-factor authentication, and sensitive data access limited by least-privilege authorization appropriate for job duties and reviewed quarterly.

●	Internal Risk Assessments are performed quarterly to identify areas of risk to mitigate or eliminate to improve security.

●	Supply chain risk is being evaluated in an ongoing manner with our comprehensive Third-Party Risk Management program. We use a variety of tools to monitor key Software as a Service provider’s security positions as well as regular Risk Assessment questionnaires and evaluations.

●	Our internal security team is augmented with a 24/7 Security Operations Center with analysts available to respond to alerts and protect data based on continuous monitoring for indicators of compromise including elevation of privilege, suspicious access, and data exfiltration.

●	Recognizing employees are heavily targeted for compromise, security prioritizes social engineering and phishing awareness with weekly organization-wide updates, quarterly and annual training. Additionally, we manage client systems with end-point protection tools and monitoring agents to prevent malware and ransomware attacks. Samples are uniquely identified with a code number only, and de-identified to minimize potential exposure during processing.

●	All data is encrypted at rest and in transit with industry standards.

●	Regular network and application penetration testing is performed to identify potential vulnerabilities.

Security is an ongoing focus with continuous improvement to strengthen our security posture, strengthen data protection, eliminate gaps, and expand our security-as-a-culture. We are completing our control compliance development in preparation for our initial SOC 2 Type II audit. Having a SOC 2 Report will improve our ability to sell to large organizations and attest to our use of best practices for protecting sensitive data. SOC 2 compliant policies, procedures, and controls will make it easier to achieve other security certifications, further increasing customer confidence in our security.

For purposes of this section:

“Cybersecurity incident” means an unauthorized occurrence, or a series of related unauthorized occurrences, on or conducted through our information systems that jeopardizes the confidentiality, integrity, or availability of our information systems or any information residing therein.

“Cybersecurity threat” means any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

“Information systems” means electronic information resources, owned or used by us, including physical or virtual infrastructure controlled by such information resources, or components thereof, organized for the collection, processing, maintenance, use, sharing, dissemination, or disposition of our information to maintain or support our operations.

Risk Management and Strategy

We monitor our websites and online accounts frequently to manage risks associated with cyber-security risks. Our website is monitored by a third party to check if the website or email server is secure. Our webmaster informs us of any issues that may arise in the cyber sector. We are prepared to inform all parties necessary if any breach of cyber-security were to happen. We have never had this problem and so we have never had to inform consultants, auditors, or other third parties.

We have never had a breach of cyber-security at any point in our past. The risk to us of cybersecurity threats is in data storage of customer questions and emails. A breach of customers data could negatively materially affect our public trust and could result in loss of customers and revenue.

Governance

Our board of directors has no specific processes for monitoring cybersecurity within the company. There is no subcommittee specifically for monitoring cybersecurity in the company.

Our management monitors our websites and online accounts frequently to manage risks associated with cyber-security risks. Our management has more than 20 years of experience working in the technology industry, which enables it to identify cybersecurity risks associated with the Company. Our management communicates with our board on matters of cybersecurity but, has not had to inform them of any breaches thus far.

Item 2. Properties

We do not own any real property but lease an office space on a month-to-month basis. Our principal executive offices are located at 729 N. Washington Ave., Suite 600, Minneapolis, MN 55401.

Item 3. Legal Proceedings

Smithline Family Trust II vs. FOXO Technologies Inc. and Jon Sabes

On November 18, 2022, Smithline filed a complaint against the Company and Jon Sabes, our former Chief Executive Officer and a former member of our board of directors, in the Supreme Court of the State of New York, County of New York, Index 0654430/2022. The complaint asserted claims for breach of contract, unjust enrichment and fraud, alleging that (i) we breached our obligations to Smithline pursuant to the Financing Documents, (ii) we and Mr. Sabes were unjustly enriched as a result of their alleged actions and omissions in connection with the Financing Documents, and (iii) we and Mr. Sabes made materially false statements or omitted material information in connection with the Financing Documents. The complaint claimed damages in excess of a minimum of $6,206,768 on each of the three causes of action, plus attorneys’ fees and costs.

On December 23, 2022, we removed this action from the Supreme Court of the State of New York, County of New York to the United States District Court for the Southern District of New York, Case 1:22-cv-10858-VEC. The action was assigned to Judge Valerie E. Caproni.

On February 1, 2023, Defendant Jon Sabes moved to dismiss the Complaint as to Defendant Sabes pursuant to Fed. R. Civ. P. 12(b)(2) and 12(b)(6).

On February 22, 2023, Smithline filed an Amended Complaint. We filed our answer to the Amended Complaint on March 8, 2023.

On March 15, 2023, Defendant Jon Sabes moved to dismiss the Amended Complaint as to Defendant Sabes pursuant to Fed. R. Civ. P. 12(b)(1), (2) & (6). On April 17, 2023, Smithline filed its opposition to Defendant Sabes’ motion.

On November 7, 2023, Smithline and the Company and its subsidiaries, entered into the Settlement Agreement. Upon the execution of the Settlement Agreement, the parties agreed to jointly dismiss the action without prejudice.

Pursuant to the Settlement Agreement, we agreed to pay Smithline the Cash Settlement Payment, payable in full no later than the Settlement Deadline. During the Settlement Period, we agreed to pay Smithline out of any Equity Financing a minimum of 25% of the gross proceeds of each Equity Financing within two business days of our receipt of the proceeds from such Equity Financing, and which payment to Smithline would be applied toward the Cash Settlement Payment. Notwithstanding the foregoing, in the event that we receive proceeds from the Strata Purchase Agreement prior to the effective date of the Settlement Agreement, Smithline will be entitled to a minimum of 25% of the gross proceeds thereof, payment of which to Smithline would be applied toward the Cash Settlement Payment.

In addition, we agreed to use commercially reasonable efforts to pay $300,000 in cash to Smithline by December 31, 2023 toward the Cash Settlement Payment. In the event that we have not paid in full the Cash Settlement Payment prior to the Settlement Deadline, Smithline will be entitled to retain all proceeds received pursuant to the Settlement Agreement, the Mutual Release (as defined below) will be returned to their respective parties, and Smithline may pursue any claims against, among others, the Company.

In addition, the parties agreed that prior to Smithline receiving $300,000 in cash from us toward the Cash Settlement Payment, we may not file any resale registration statements and any amendments or supplements thereto without Smithline’s written consent, except for those that cover the resale of shares of the Company’s Class A common stock currently issued or issuable to MSK, Gunnar or under the Strata Purchase Agreement.

In addition, the parties agreed that after Smithline has received $300,000 in cash from us, in the event we register for resale shares of Common Stock which are not issued or issuable as of the effective date of the Settlement Agreement, for a selling stockholder other than under the Strata Purchase Agreement, during the Settlement Period, then we will be required to issue Smithline Settlement Shares at the closing price of the Common Stock immediately prior to their issuance, subject to the authorization of NYSE American if the Common Stock is then traded on such exchange, which Settlement Shares will be included for resale in such registration statement, provided, however, that the amount of Settlement Shares, if any, when aggregated with other Settlement Shares, if any, will be reduced to ensure that such aggregate amount will not exceed 19.9% of the outstanding shares of Common Stock as of the date of issuance (subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations, and other similar transactions that occur after the date of the Settlement Agreement). Any net proceeds (after taking into account all brokerage, transfer agent, legal and other expenses incurred in connection with the sale of the Settlement Shares, if any) received by Smithline on the sale of the Settlement Shares, if any, will be credited against the Cash Settlement Payment.

Pursuant to the Settlement Agreement, we agreed to use our best efforts to obtain an amendment to our Senior PIK Notes such that their maturity date and amortization dates are extended to December 31, 2024. Whether such amendment is obtained or not, we agreed to not make any payments in cash or stock on such Senior PIK Notes or permit such Senior PIK Notes to convert into stock prior to the satisfaction in full of the Cash Settlement Payment.

Simultaneous with the execution of the Settlement Agreement, Smithline and Puritan Partners LLC and the Company entered into a mutual release (the “Mutual Release”), which will be held in escrow pending notification from counsel for Smithline that 90 calendar days have elapsed since Smithline has received the Cash Settlement Payment in full. The Mutual Release includes the release of, in addition to the Company, Jon Sabes, Gunnar, Bespoke Growth Partners, Inc. and Mark Peikin, subject to their satisfaction of the conditions of the Mutual Release, including delivery of an executed release to counsel for Smithline releasing the Claiming Parties (as defined in the Mutual Release). Pursuant to the Mutual Release, in the event that we file for bankruptcy and the Claiming Parties are not permitted to retain the Cash Settlement Payment or the net proceeds received on the sale of Settlement Shares, if any, the Mutual Release will be null and void and void ab initio. Further, in the event that Jon Sabes, Gunnar, Bespoke Growth Partners, Inc., or Mark Peikin commences a lawsuit or arbitration or otherwise asserts a claim or cause of action against any of the Responding Parties (as defined in the Mutual Release) or any of the Claiming Parties, or takes any action against or otherwise hinders in any manner our ability to repay the Claiming Parties the Cash Settlement Payment or deliver and register the Settlement Shares, if any, the release of such person or entity will be null and void and void ab initio.

Pursuant the Settlement Agreement, without the prior written consent of Smithline, we may not (x) pay KR8 AI, including its affiliates, in cash more than the sum of (A) (i) $100,000 a month for the first three months after the effective date of the Settlement Agreement and (ii) more than $50,000 a month for months 4 to 12 after the effective date of the Settlement Agreement and (B) a royalty for 15% of product subscriber revenues received by us, or (y) make any payment in cash or stock to Jon Sabes until the Cash Settlement Payment is paid in full.

Pursuant the Settlement Agreement, the parties agreed that Smithline may retain the Smithline Assumed Warrant issued to Smithline pursuant to the Agreement and Plan of Merger, dated February 24, 2022, as amended on April 26, 2022, July 6, 2022 and August 12, 2022, by and among the Company, DWIN Merger Sub Inc., DIAC Sponsor LLC, and Legacy FOXO; provided, however, that the Smithline Assumed Warrant will be automatically cancelled immediately upon Smithline’s receipt of the Cash Settlement Payment, in full. Further, due to the fact that we did not pay the Cash Settlement Payment, in full, prior to warrant’s expiration on February 23, 2024, the Smithline Assumed Warrant was automatically extended for a year until February 23, 2025, subject to cancellation upon Smithline’s receipt of the Cash Settlement Payment. From the effective date of the Settlement Agreement until the Settlement Deadline, Smithline may not exercise any of its rights under the Smithline Assumed Warrant so long as we comply with the Settlement Agreement. In the event we or any of our subsidiaries are subject to a Bankruptcy Event (as defined in the Debenture) then immediately prior to the occurrence of such Bankruptcy Event, the Smithline Assumed Warrant will be converted into an unsecured debt obligation of the Company and its subsidiaries in the amount of $3,500,000 less the cash proceeds paid by us to Smithline under the Settlement Agreement or the net proceeds received by Smithline on the sale of any Settlement Shares, if any, in satisfaction of the Cash Settlement Payment.

On May 28, 2024, we entered into an Exchange Agreement with Smithline pursuant to which Smithline exchanged the Smithline Assumed Warrant for the right to receive up the Rights Shares, subject to a 4.99% beneficial ownership limitation and issued without any restrictive legends. The total number of Rights Shares that may be issued under the agreement, will be limited to 19.99% of our outstanding shares of Class A Common Stock, unless stockholder approval is obtained to issue more than 19.99% Upon the execution of the agreement and receipt of all of the Rights Shares, the Smithline Assumed Warrant, and all associated rights thereunder will be terminated.

We are currently in default of the Settlement Agreement and are currently in negotiations with Smithline on a resolution.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our Class A Common Stock is currently listed on NYSE American under the symbol “FOXO.” The Public Warrants (as defined below) are currently quoted on the OTC Pink Marketplace under the symbol “FOXOW.”

The closing price of our Class A Common Stock on June 3, 2024 was $0.3540.

The closing price of the Public Warrants on June 3, 2024 was $0.0043.

Holders of Record

As of June 3, 2024, there were 60 active holders of record of shares of our Class A Common Stock, one holder of record of Public Warrants, nine holders of record of private warrants and one holder of record of Smithline Assumed Warrants. We believe a substantially greater number of beneficial owners hold shares of Class A Common Stock or Public Warrants through brokers, banks or other nominees.

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

Securities Authorized for Issuance under Equity Compensation Plan

For information regarding securities authorized for issuance under equity compensation plans, please refer to “Item 12-Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “FOXO” the “Company,” “us,” “our” or “we” refer to FOXO Technologies Inc. and its consolidated subsidiaries. The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, capital resources and cash flows of our Company as of and for the periods presented below. The following discussion should be read in conjunction with our consolidated financial statements and related notes included under “Item 8. Financial Statements” in this Annual Report.

Dollar amounts are in thousands, unless otherwise noted.

Formation

We were formed as a limited liability company on November 11, 2019, following our separation from GWG Holdings, Inc. We were previously named InsurTech Holdings, LLC and FOXO BioScience LLC. On November 13, 2020, FOXO Bioscience LLC completed a conversion to a C Corporation and became FOXO.

Effective September 15, 2022, we consummated our previously announced Business Combination pursuant to the Merger Agreement, whereby DWIN Merger Sub Inc. merged with and into Legacy FOXO, with Legacy FOXO surviving as a wholly-owned subsidiary of the Company. Upon consummation of our Business Combination, our name changed from Delwinds Insurance Acquisition Corp. to FOXO Technologies Inc.

Overview

FOXO is focused on commercializing scientific discoveries in health and longevity. A pivotal moment in the field of longevity science came with the discovery that epigenetics could be used to develop measures of health, including biological aging, according to an article published in the scientific journal, Nature, in 2014. In recent years, we and other scientists have extended these findings to assess tobacco, alcohol, blood cell composition, and other health measures based on discovered epigenetic biomarkers. To that end, FOXO is dedicated to research and development in order to provide data-driven insights based on the numerous health measures that can be determined through this unique dimension of biology and used to foster optimal health and longevity for both individuals and organizations. We believe there is value in what these biomarkers will be able to provide to the world. Current testing options can be inaccurate, piecemeal, and often require obtaining a blood sample. Epigenetic biomarkers may pave the path for a fully comprehensive, at-home, low-cost test that could, with other existing testing, offer a much easier, more detailed sense of one’s health.

At the same time, we believe there exists a significant bottleneck in scientific research and product development using epigenetic data. Due to the complexity of the data, many scientists are unaware of how to properly process such data or take full advantage of the available tools. With our experience in bringing to market new tools (both software and hardware) and know-how (our Bioinformatics Services and analytic consulting), we believe we are well-positioned to help reduce barriers in advancing epigenetic research and the development of epigenetic-based products. Thus, we have chosen strategically to extend our expertise in epigenetic data processing and analysis to outside parties in an effort to further accelerate new discoveries. This work not only allows us to generate revenue, but also continue our work in developing improved ways in processing and analyzing this important data.

Historically, we have had two core product offerings related to the commercialization of epigenetic science: the “Underwriting Report,” and the “Longevity Report™.” The Underwriting Report, which has been under development and is currently paused until we increase our cash resources in order to continue additional research and development, is intended to allow us to leverage a single assay testing process to generate a panel of impairment scores that could be applied by life insurance underwriters to more efficiently assess clients during the underwriting process and provide a more personalized risk assessment. The Longevity Report, sales of which have also been paused as we redevelop and re-strategize around this product, was designed as a customer-facing consumer engagement product that provides actionable insights based on one’s biological age and other epigenetic measures of health and wellness.

Historically, we were operationalizing a sales and distribution platform focused on recruiting independent life insurance agents to sell life insurance with longevity-promoting products such as our Longevity Report. We previously marketed and sold life insurance products underwritten and issued by third-party carriers through distribution relationships. The MGA Model allowed us to appoint sales agents and producers to sell insurance products for specific carriers and earn commissions on subsequent policy sales. On October 2, 2023, we decided to pause sales of new life insurance products and move existing producers out of the MGA Model hierarchy to further conserve cash resources and focus resources on FOXO Labs (described below).

Exploration of Strategic Alternatives and Restructuring

In conjunction with the recent departure of our former Interim Chief Executive Officer and our former Chief Science Officer and the appointment of Mark White as our Interim Chief Executive Officer and Martin Ward as our Interim Chief Financial Officer, we are undertaking an exploration of strategic alternatives focused on, among other things, consumer-facing AI technology-based applications and solutions and maximizing stockholder value, including, without limitation, a business combination involving us and our existing AI technology and a sale of all or part of our assets and/or restructurings. We have not set a timetable for completion of the exploration process, and our management has only begun to make decisions related to strategic alternatives, which remain subject to their ongoing review, and which include but are not limited to:

●	an evaluation of whether KR8 AI, a company in the development stage that uses AI and machine learning to develop products and tools for content creators, and of which Messrs. White and Ward are substantial shareholders and executive officers, is a suitable acquisition candidate;

●	the identification of several potential business opportunities centered around developing personalized healthcare tools that leverage our patents in epigenetics and our management’s experience in delivering software solutions, such as the development of a consumer-facing AI platform that would include a FOXO subscription-based app, utilizing existing health and wellness analytic tools, as well as leveraging AI, machine learning and epigenetic data, to deliver health, well-being and longevity data-driven insights to individuals and healthcare professionals, inclusive of a plan to white-label and provide API connectivity to other operators in the sector;

●	the decision to pause sales of new life insurance products and move existing producers out of the MGA Model hierarchy to further conserve cash resources and focus resources on FOXO Labs;

●	reductions in headcount and expenses; and

●	the identification of non-core business assets including dormant software (certain applications, modules, APIs, user interfaces and backend services) which, if sold, could result in a reduction in our outstanding liabilities.

There can be no assurance that the exploration process will result in any strategic alternative, or as to its outcome or timing.

Segments

We have managed and classified our business into two reportable business segments, FOXO Labs and FOXO Life. While we have decided to pause sales of new life insurance products, we still intend to continue to classify our business into the two reportable business segments.

FOXO Labs

FOXO Labs performs research and development and is commercializing proprietary epigenetic biomarker technology. Our research demonstrates that epigenetic biomarkers, collected from saliva or blood, provide meaningful measures of health and lifestyle factors. FOXO Labs anticipates recognizing revenue related to sales of its Bioinformatics Services and from the commercialization of research and development activities, which may include the Underwriting Report, Longevity Report, or as a result of other commercialization opportunities including a potential AI platform for the delivery of health and well-being data-driven insights to individuals, healthcare professionals and third-party service providers as discussed above.

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

As a result of and upon the Closing, among other things, (1) all outstanding shares of FOXO Class A Common Stock (after giving effect to the conversion of the FOXO Preferred Stock into shares of FOXO Class A Common Stock) and FOXO Class B Common Stock were converted into 1,551,871 shares of the Company’s Class A Common Stock, (2) all FOXO options and FOXO warrants outstanding immediately before the Closing (“Assumed Options” and “Assumed Warrants”, as applicable) were assumed and converted, subject to adjustment pursuant to the terms of the Merger Agreement, into options and warrants, respectively, of the Company, exercisable for share of the Company’s Class A Common Stock and (3) other than the Assumed Options and Assumed Warrants, all other convertible securities and other rights to purchase capital stock Legacy FOXO were retired and terminated, if they were not converted, exchanged or exercised for Legacy FOXO stock immediately prior the Closing.

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

In June of 2023, the Company determined that both the underwriting API and longevity API were fully impaired as it no longer forecasted positive cash flows from the Longevity Report or Underwriting Report. For the Longevity Report, the Company sells the associated product at cost. For the Underwriting Report, the Company no longer expects sales during the amortization period. Accordingly, the Company has determined the assets are not recoverable and the cash flows no longer support the assets. The Company recognized impairment charges of $630 and $578 for the underwriting API and longevity API, respectively.

Layoffs

On July 21, 2023, the Company reduced its employee headcount via layoffs from 22 employees to 15 employees. In September and October, a further 11 staff left the Company, leaving a headcount remaining of 4 employees at that time. These layoffs allowed the Company to reduce its operating expenses while tailoring its strategic focus towards initiatives such as its Bioinformatics Services as described below.

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

Business Plan

The Company is in the process of reviewing its strategic goals. The July 21, 2023 layoffs allowed the Company to reduce its operating expenses while tailoring its strategic focus towards initiatives such as the Company’s recently announced Bioinformatics Services, which offers epigenetic data processing and analysis. The Company anticipates a continued focus on epigenetics and longevity while expanding its focus outside of life insurance and more on health and wellness.

2023 Private Placement

From July 14, 2023 through July 20, 2023 (each such date, a “First Tranche Closing Date”), we entered into three separate Stock Purchase Agreements (the “Stock Purchase Agreements”), which have substantially similar terms, with three accredited investors (the “Buyers”), pursuant to which we agreed to issue and sell to the Buyers, in a private placement (the “2023 Private Placement”), in two separate tranches each, an aggregate of up to 562,500 shares of our Class A Common Stock at a price of $0.80 per share, for aggregate gross proceeds of $450.

Pursuant to the terms of the Stock Purchase Agreements, the Buyers initially purchased an aggregate of 281,250 shares of our Class A Common Stock on the applicable First Tranche Closing Dates, and purchased an aggregate of 281,250 additional shares of Class A Common Stock on August 4, 2023, following the effectiveness of the registration statement covering all of the shares of our Class A Common Stock issued in the 2023 Private Placement, which occurred on August 3, 2023.

On August 23, 2023, we entered into three additional Stock Purchase Agreements (the “Second Round SPAs”) and Registration Rights Agreements (the “Second Round RRAs”), with the Buyers, pursuant to which we issued and sold to the Buyers, in the second round of the 2023 Private Placement (the “2023 PIPE Second Round”), in two separate tranches each, an aggregate of 366,876 shares of our Class A Common Stock at the per share price of $0.80 for aggregate gross proceeds of $293.5 and aggregate net proceeds of approximately $217, after deducting placement agent fees and other offering expenses. Pursuant to the terms of the Second Round SPAs, the Buyers initially purchased an aggregate of 183,438 shares of our Class A Common Stock on August 23, 2023, and purchased an aggregate of 183,438 additional shares of our Class A Common Stock on September 7, 2023, following the effectiveness of a second resale registration statement, which was declared effective by the SEC on September 6, 2023.

Assumed Warrants

At Closing of the Business Combination, the Company assumed the Assumed Warrants and exchanged the Assumed Warrants for common stock warrants to purchase 190,619 shares of the Company’s Class A Common Stock. Each Assumed Warrant entitled the holder to purchase one share of the Company’s Class A Common Stock at a price of $62.10 per share, subject to adjustment. The Assumed Warrants are exercisable over a three-year period from the date of issuance or until February 23, 2024. (The expiration date of certain of the Assumed Warrants has been extended until February 23, 2025 in connection with a lawsuit as more fully discussed in “Item 3. Legal Proceedings - Smithline Family Trust II vs. FOXO Technologies Inc. and Jon Sabes” herein. During the year ended December 31, 2023, 164,751 of the Assumed Warrants were tendered for shares of the Company’s Class A Common Stock under the terms of the Exchange Offer discussed below. After the Exchange Offer 25,868 Assumed Warrants remained outstanding. The terms of the Assumed Warrants include a down round provision that should the Company issue its common stock and common stock equivalents, subject to certain exempt issuances, for consideration of less than $62.10 per share then the exercise price shall be lowered to the new consideration amount on a per share basis with a simultaneous and corresponding increase to the number of warrants. During the year ended December 31, 2023, the down round provision was triggered. As a result, at December 31, 2023, 2,007,848 Assumed Warrants were outstanding with an exercise price of $0.80 per share. The incremental value of the modification to the Assumed Warrants as a result of the trigger of the down round provisions of $912, was recorded as a deemed dividend in the year ended December 31, 2023. Also, during the year ended December 31, 2023, we recorded a deemed dividend of $2,466 as a result of the Exchange Offer discussed below.

Exchange Offer, PIK Note Offer to Amend and 2022 Bridge Debenture Release

On May 26, 2023, we consummated two issuer tender offers: (i) the Offer to Exchange Warrants to Acquire Shares of Class A Common Stock and Consent Solicitation, commenced on April 27, 2023 (the “Exchange Offer”), pursuant to which we offered all holders of Assumed Warrants 48.3 shares of Class A Common Stock in exchange for each Assumed Warrant tendered and (ii) the Offer to Amend 15% Senior Promissory Notes and Consent Solicitation, commenced on April 27, 2023 (the “PIK Note Offer to Amend”), pursuant to which we offered all holders of our Senior PIK Notes 0.125 shares of Class A Common Stock for every $1.00 of the Original Principal Amount (as defined in the Senior PIK Notes) of such holder’s Senior PIK Notes, in exchange for the consent by such holder of Senior PIK Notes to amendments to the Senior Promissory Note Purchase Agreement, dated September 20, 2022, between us and each purchaser of Senior PIK Notes (the “PIK Note Purchase Agreement”). The Exchange Offer and the PIK Note Offer to Amend each expired at 11:59 p.m., Eastern Time, on May 26, 2023 (the “Exchange Offer Expiration Date” or the “PIK Note Offer to Amend Expiration Date,” as applicable).

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

The consummation of the Exchange Offer was conditioned upon, among other things, stockholder approval of the issuance of our Class A Common Stock as required by NYSE American Company Guide Section 713, and that Assumed Warrants, the holders of which purchased at least 50.01% in interest of the 2021 Bridge Debentures based on the initial Subscription Amounts (as defined in the Original Securities Purchase Agreement) thereof (which is the minimum amount required to amend and restate the Original Securities Purchase Agreement), are tendered in the Exchange Offer.

An aggregate of 164,751 Assumed Warrants were tendered in the Exchange Offer, the holders of which purchased at least 50.01% in interest of the 2021 Bridge Debentures based on the initial Subscription Amounts thereof. The Company’s stockholders approved the issuance of our Class A Common Stock in connection with the Exchange Offer at the Company’s 2023 Annual Meeting of Stockholders held on May 26, 2023. We issued an aggregate of 795,618 shares of our Class A Common Stock to the holders of Assumed Warrants who participated in the Exchange Offer, on the terms and subject to the conditions of the Exchange Offer. The Amendment and Restatement and the Exchange Offer General Release Agreement are each effective as of the Exchange Offer Expiration Date.

Pursuant to the PIK Note Offer to Amend, the Company solicited approval from holders of Senior PIK Notes to amend the PIK Note Purchase Agreement to permit the following issuances by the Company of its Class A Common Stock and Common Stock Equivalents (as defined in the PIK Note Purchase Agreement) without prepaying the Senior PIK Notes: (i) the issuance of shares of the Company’s Class A Common Stock in connection with the PIK Offer Note Offer to Amend, (ii) the issuance of shares of the Company’s Class A Common Stock in connection with the Exchange Offer, (iii) the issuance of shares of the Company’s Class A Common Stock or Common Stock Equivalents (as defined in the PIK Note Purchase Agreement) in connection with the 2022 Bridge Debenture Release (as defined below), (iv) the issuance of shares of the Company’s Class A Common Stock or Common Stock Equivalents (as defined in the PIK Note Purchase Agreement) in (a) a private placement of the Company’s equity, equity-linked or debt securities resulting in gross proceeds to the Company no greater than $5 million (a “Private Placement”) and/or (b) a registered offering of the Company’s equity, equity-linked or debt securities resulting in gross proceeds to the Company no greater than $20 million (a “Public Financing”); provided that (A) the proceeds of a Private Placement resulting in gross proceeds to the Company of at least $2 million are used by the Company to prepay not less than 25% of the Outstanding Principal Balance (as defined in the Senior PIK Notes) as of the date of prepayment on a pro rata basis upon the closing of such Private Placement, and (B) the proceeds of a Public Financing resulting in gross proceeds to the Company of at least $10 million are used by the Company to prepay all of the Outstanding Principal Balance as of the date of prepayment upon the closing of such Public Financing, and (v) the issuance of shares of the Company’s Class A Common Stock or Common Stock Equivalents (as defined in the PIK Note Purchase Agreement) as Private Placement Additional Consideration (as defined below) (collectively, the “PIK Note Amendment”).

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

The consummation of the PIK Note Offer to Amend was conditioned upon, among other things, stockholder approval of the issuance of the Company’s Class A Common Stock as required by NYSE American Company Guide Section 713, and the receipt of consent of holders that purchased at least 50.01% in interest of the aggregate principal balance of the Senior PIK Notes (which is the minimum amount required to amend the PIK Note Purchase Agreement) (the “Majority Consent”).

All Senior PIK Note holders participated in the PIK Note Offer to Amend, and therefore Majority Consent was obtained. The Company’s stockholders approved the issuance of the Company’s Class A Common Stock in connection with the PIK Note Offer to Amend at the annual meeting. We issued an aggregate of 432,188 shares of our Class A Common Stock on a pro rata basis to the Senior PIK Note holders who participated in the PIK Note Offer to Amend, on the terms and subject to the conditions of the PIK Note Offer to Amend. The PIK Note Amendment and the PIK Note Offer to Amend General Release Agreement are each effective as of the PIK Note Offer to Amend Expiration Date.

Because the PIK Note Amendment was approved, if the Company conducts a Private Placement, each investor who participates in the Private Placement who was a holder of Assumed Warrants or Senior PIK Notes as of the commencement of the Exchange Offer or the PIK Note Offer to Amend, as applicable, and each former holder of 2022 Bridge Debentures, may receive additional shares of the Company’s Class A Common Stock or Common Stock Equivalents (as defined in the Original Securities Purchase Agreement or the PIK Note Purchase Agreement, as applicable) in addition to the other terms of such Private Placement offered to all investors, whether or not such holder participated in the Exchange Offer or the PIK Note Offer to Amend, as applicable (the “Private Placement Additional Consideration”).

Additionally, we issued our Class A Common Stock in exchange for a general release by the former holders of 10% Original Issue Discount Convertible Debentures issued in 2022 by Legacy FOXO (the “2022 Bridge Debentures”), which 2022 Bridge Debentures were automatically converted into Class A common stock of Legacy FOXO and exchanged by the Company for its Class A Common Stock in connection with the Business Combination (the “2022 Bridge Debenture Release”). Each former holder of the 2022 Bridge Debentures that executed the 2022 Bridge Debenture Release received 0.067 shares of the Company’s Class A Common Stock for every $1.00 of Subscription Amount (as defined in the securities purchase agreements governing the 2022 Bridge Debentures) of the 2022 Bridge Debentures previously held by such holder. Pursuant to the 2022 Bridge Debenture Release, two former holders of 2022 Bridge Debentures representing an aggregate Subscription Amount of $10,500 executed such general release, and we issued an aggregate of 703,500 shares of our Class A Common Stock to such former holders of the 2022 Bridge Debentures.

The Company filed a registration statement on Form S-1, File No. 333-272892, covering all of the shares of its Class A Common Stock issued pursuant to the Exchange Offer, the PIK Note Offer to Amend and the 2022 Bridge Debenture Release, which was declared effective by the SEC on July 6, 2023.

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

Adjusted EBITDA provides additional insight into our underlying, ongoing operating performance and facilitates period-to-period comparisons by excluding the earnings impact of interest, tax, depreciation and amortization, non-cash change in fair value of convertible debentures and warrants, stock-based compensation, write offs and impairment. Management believes that presenting Adjusted EBITDA is more representative of our operational performance and may be more useful for investors. Adjusted EBITDA along with a reconciliation to net loss is shown in Other Operating Data within the Results of Operations below.

Results of Operations

Upon closing of the Business Combination, we changed our name to FOXO Technologies Inc. Results of operations included within this Annual Report pertaining to periods ending prior to the Closing of the Business Combination on September 15, 2022 are those of Legacy FOXO.

Years Ended December 31, 2023 and 2022

(Dollars in thousands)	2023	2022	Change in $	Change in %
Total revenue	$145	$511	$(366)	(72)%
Cost of sales	132	344	(212)	(62)%
Gross profit	13	167	(154)	(92)%
Operating expenses:
Research and development	901	3,047	(2,146)	(70)%
Management contingent share plan	(732)	10,091	(10,823)	(107)%
Impairments of intangible assets and cloud computing arrangements	2,633	1,370	1,263	92%
Selling, general and administrative	19,399	25,826	(6,427)	(25)%
Total operating expenses	22,201	40,334	(18,133)	(45)%
Loss from operations	(22,188)	(40,167)	17,979	45%
Non-cash change in fair value of convertible debentures	-	(28,180)	28,180	N/A %
Change in fair value of warrant liability	303	2,076	(1,773)	(85)%
Loss from PIK Note Amendment and 2022 Debenture Release	(3,521)	-	(3,521)	N/A %
Forward purchase agreement expense	-	(27,337)	27,337	N/A %
Other non-operating expenses, net	(1,045)	(1,647)	602	37%
Total non-operating expenses	(4,263)	(55,088)	50,825	92%
Net loss	$(26,451)	$(95,255)	$68,804	72%
Deemed dividends	(3,378)	-	(3,378)	NA %
Net loss to common stockholders	$(29,829)	$(95,255)	$65,426	70%

Revenues. Total revenues were $145 for the year ended December 31, 2023, compared to $511 for the year ended December 31, 2022, a decrease of $366. During the year ended December 31, 2023, FOXO Labs’s revenues decreased by $357 compared to the prior year. This decrease was primarily driven by a $301 decrease in revenues from Epigenetic biomarker services and a $56 decrease in royalty revenues related to a reduction of the royalty rate on Illumina, Inc.’s license to manufacture and sell Infinium Mouse Methylation Arrays from 5% to 1.5%. The remaining decrease of $9 primarily related to life insurance commissions earned as we ceased placing policies from our FOXO Life business during 2023.

Research and Development. Research and development expenses were $901 or the year ended December 31, 2023, compared to $3,047 for the year ended December 31, 2022. The decrease of $2,146, or 70%, was driven by $696 of expenses incurred in the year ended December 31, 2022 associated with a clinical trial agreement with The Brigham and Women’s Hospital, Inc., the majority of which related to a payment at contract inception. The research study associated with this arrangement is no longer being pursued by the Company. Also contributing to the decrease in the year ended December 31, 2023 compared to 2022, were lower employee-related expenses and professional services as we reduced our cost structure following the closing of the Business Combination as well as research and development projects that are no longer ongoing.

Management Contingent Share Plan. During the year ended December 31, 2023, forfeitures of 419,132 unvested shares previously granted under the Management Contingent Share Plan resulted in a reduction of compensation expense under the plan of ($732) compared to compensation expense of $10,091 for the year ended December 31, 2022. The expense for the year ended December 31, 2022, was a result of issuing awards as of part of the Business Combination. $8,695 of the expense recognized on the Management Contingent Share Plan in the year ended December 31, 2022 related to the service-based conditions that no longer applied to the former CEO and is subject to forfeiture pending conclusion of the Board of Director’s review. As of December 31, 2023, the Board of Directors was in process of reviewing whether our former Chief Executive Officer, Jon Sabes, was terminated with or without cause. Accordingly, we have yet to make a determination on our obligations to the former Chief Executive Officer. We have recognized expenses related to his Management Contingent Share Plan during the year ended December 31, 2022 per the terms of that arrangement while the matter remains under review.

Impairments of Intangible Assets and Cloud Computing Arrangements. During the year ended December 31, 2023, total impairment losses were $2,633. The impairment losses recorded were $630 for an underwriting API intangible asset, $578 for a longevity API intangible asset and $1,425 for cloud computing arrangements, that is, a digital insurance platform. In June of 2023, management determined that these assets were fully impaired as management no longer forecasted positive cash flows from the longevity report, underwriting report or digital insurance platform. For the longevity report, the Company sold the associated product at cost. For the underwriting report, the Company no longer expected sales during the amortization period. For the digital insurance platform, the manner in which the asset was used, and the corresponding cash flows no longer supported the asset. For the year ended December 31, 2022, the total impairment losses were $1,370. The impairment losses in 2022 were $1,307 for health study tool and $63 for an insurance license.

Selling, General and Administrative. Selling, general and administrative expenses were $19,399 for the year ended December 31, 2023, compared to $25,826 for the year ended December 31, 2022. The decrease of $6,427, or 25%, was primarily driven by a $4,494 reduction in wages due to reductions in head count, the completion of a consulting agreement as we recognized $2,973 less compensation costs associated with the amortization of the consulting agreement in 2023 compared to 2022 and a reduction of other consulting services, software expenses and other expenses as part of our cost-cutting efforts in 2023. Additionally, we incurred $1,600 of expense related to the Cantor Commitment Fee in 2022 with no comparable expense in 2023. These decreases were partially offset by incremental costs of being a public company, insurance expense and amortization expense for our intangible assets prior to recording the impairment losses on these assets during 2023. In addition, during the year ended December 31, 2023, we wrote off $1,313 of supplies. The supplies consisted of Epic + arrays that were used to process epigenetic data and were purchased in 2022 and mouse arrays, as well as associated saliva test kits. As of the fourth quarter of 2023, the Company had completed all of its open projects that used these arrays and kits, and it did not have any contracts in the near future for additional projects. Also, the arrays were outside of the warranty periods. As such, since the Company did not have any upcoming plans for these arrays and kits, it determined it was appropriate to write off the remaining arrays and kits as of December 31, 2023.

Non-Cash Change in Fair Value of Convertible Debentures. We did not incur a non-cash change in fair value of convertible debentures for the year ended December 31, 2023. For the year ended December 31, 2022, we recorded a non-cash change in fair value of convertible debentures of $28,180 as we elected the fair value option accounting method for the convertible debt, which requires recognition at fair value upon issuance and on each balance sheet date thereafter.

Change in Fair Value of Warrant Liabilities. The change in fair value of warrant liabilities was $303 for the year ended December 31, 2023, compared to $2,076 for the year ended December 31, 2022. The warrant liability fluctuates based on the closing price of our Class A Common Stock, which was lower on December 31, 2023, compared to December 31, 2022.

Loss from PIK Note Amendment and 2022 Debenture Release. During the year ended December 31, 2023, we incurred a loss from the PIK Note Amendment and the 2022 Debenture Release of $3,521 resulting from the value of our Class A Common Stock issued to the holders of the Senior PIK Notes and 2022 Debentures to effect the amendment and release.

Forward Purchase Agreement Expense. There was no forward purchase agreement expense for the year ended December 31, 2023. For the year ended December 31, 2022, the forward purchase agreement expense was $27,337 due to the forward purchase agreement entered into as part of the Business Combination and the decline in the price of our Class A Common Stock. The expense primarily relates to the cancellation of the agreement, amounts released from escrow to the counterparty as a result of open market sales and settling the collateral liability.

Other Non-Operating Expenses, Net. We recognized other non-operating expenses. net of $1,045 for the year ended December 31, 2023, compared to $1,647 for the year ended December 31, 2022. These expenses for the year ended December 31, 2023, are primarily interest expense on the Senior PIK Notes and for the year ended December 31, 2022, are primarily interest expense incurred in connection with the 2021 Bridge Debentures.

Net Loss. Net loss was $26,451 for the year ended December 31, 2023, which reflects a decrease of $68,804 or 72% from the $95,255 net loss for the year ended December 31, 2022. This decrease was primarily due to a decrease in the loss from operations of $17,979 in 2023, compared to 2022, the $28,180 non-cash change in fair value of convertible debentures in 2022 and the $27,337 of expense from the forward purchase agreement in 2022. Partially offsetting the decrease for the year ended December 31, 2023, was a $1,773 reduction in the change in fair value of warrant liability, the $3,521 loss from PIK Note Amendment and 2022 Debenture Release and a $602 decrease in other non-operating expenses in 2023 as compared to 2022. Additionally, deemed dividends of $3,378 related to the Exchange Offer and the trigger of the down round provisions of the Assumed Warrants were recognized for the year ended December 31, 2023, resulting in a net loss to common stockholders of $29,829.

Analysis of Segment Results:

The following is an analysis of our results by reportable segment for the year ended December 31, 2023 compared to the year ended December 31, 2022. The primary income measure used for assessing reportable segment performance is earnings before interest, income taxes, depreciation, amortization, and equity-based compensation. Segment Losses by reportable segment also excludes corporate and other costs, including management, IT, and overhead costs. For further information regarding our reportable business segments, please refer to our consolidated financial statements and related notes included elsewhere in this Annual Report.

FOXO Labs

(Dollars in thousands)	2023	2022	Change in $	Change in %
Total revenues	$126	$483	$(357)	(74)%
Total expenses	2,275	3,252	(977)	(30)%
Segment Losses	$(2,149)	$(2,769)	$620	29%

Revenues. Total revenues were $126 and $483 for the year ended December 31, 2023 and 2022, respectively, a decreased of $357. This decrease was primarily driven by a $301 decrease in revenues from Epigenetic biomarker services and a $56 decrease in royalty revenues related to a reduction of the royalty rate on Illumina, Inc.’s license to manufacture and sell Infinium Mouse Methylation Arrays from 5% to 1.5%.

Segment Losses. Segment losses were $2,149 for the year ended December 31, 2023, compared to losses of $2,769 for the year ended December 31, 2022. The reduction in the losses of $620 was driven by $686 of expenses incurred in the year ended December 31, 2022 associated with a clinical trial agreement with The Brigham and Women’s Hospital, Inc., the majority of which related to a payment at contract inception. The research study associated with this arrangement is no longer being pursued by the Company. Lower employee-related expenses and professional services to reduce our cost structure following the closing of the Business Combination as well as research and development projects that are no longer ongoing also contributed to the period over period decrease in research and development expenses. Partially offsetting the reduction in losses, was the $357 decrease in revenues for the year ended December 31, 2023, compared to the year ended December 31, 2022 and a $1,313 write off supplies in the year ended December 31, 2023. The supplies consisted of Epic + arrays that were used to process epigenetic data and were purchased in 2022 and mouse arrays, as well as associated saliva test kits. As of the fourth quarter of 2023, the Company had completed all of its open projects that used these arrays and kits and it did not have any contracts in the near future for additional projects. Also, the arrays were outside of the warranty periods. As such, since the Company did not have any upcoming plans for these arrays, and kits it determined it was appropriate to write off the remaining arrays and kits as of December 31, 2023.

FOXO Life

(Dollars in thousands)	2023	2022	Change in $	Change in %
Total revenues	$19	$28	$(9)	(32)%
Total expenses	1,664	3,763	(2,099)	(56)%
Segment Losses	$(1,645)	$(3,735)	$2,090	56%

Revenues. Total revenues were $19 for the year ended December 31, 2023 compared to $28 for the year ended December 31, 2022. The decrease was due to reduced life insurance commissions earned as we ceased placing policies from our FOXO Life business during 2023.

Segment Losses. Segment Losses were $1,645 for the year ended December 31, 2023, compared to losses of $3,735 for the year ended December 31, 2022. The decrease in the losses of $2,090 was driven by lower employee-related expenses and professional services to reduce our cost structure following the closing of the Business Combination, partially offset by a $251 loss on the sale of FOXO Life Insurance Company on February 3, 2023.

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

	For the year ended December 31,
(Dollars in thousands)	2023	2022
Net loss	$(26,451)	$(95,255)
Add: Depreciation and amortization	1,279	1,487
Add: Interest expense	1,064	1,440
Add: Equity-based compensation (1)	2,586	17,689
Add: Non-cash change in fair value of convertible debentures	-	28,180
Add: Change in fair value of warrant liability	303	(2,076)
Add: Impairment charges (2)	2,633	1,370
Add: Write off of supplies	1,313	-
Add: Loss from PIK Note Amendment and 2022 Debenture Release	3,521	-
Add: Forward purchase agreement expense	-	27,337
Adjusted EBITDA	$(13,752)	$(19,828)

(1)	Includes expense recognized related shares issued to Consultant for 2023. Includes expense recognized related to the shares issued to the Consultant, vendor shares, and for the Cantor Commitment Fee for 2022. See Notes 6 and 7 of the consolidated financial statements.

(2)	Includes impairment for intangible and cloud computing arrangements for 2023 and impairment for the health study tool and insurance license for 2022. See Note 4 of the consolidated financial statements.

Liquidity and Capital Resources (dollars in thousands)

Sources of Liquidity and Capital

We had cash and cash equivalents of $38 and $5,515 as of December 31, 2023 and December 31, 2022, respectively. We have incurred net losses since our inception. For the year ended December 31, 2023 and 2022, we incurred net losses to common stockholders of $29,829 and $95,255, respectively. We had an accumulated deficit of $177,060 and $147,231, respectively, as of December 31, 2023 and 2022. We have generated limited revenue to date and expect to incur additional losses in future periods.

As part of the Business Combination, we entered into a Forward Purchase Agreement and ELOC Agreement to fund our business; however, these agreements have since been terminated as a result of the performance of our stock. The Business Combination ultimately resulted in a significant number of redemptions limiting our proceeds. Additionally, we are unlikely to receive proceeds from the exercise of outstanding Public and Private Warrants as a result of the difference between our current trading price of our Class A Common Stock and the exercise price of these warrants. Our current revenue is not adequate to fund our operations in the next twelve months, as further described and requires us to fund our business through other avenues until the time we achieve adequate scale. Securing additional capital is necessary to execute on our business strategy.

FOXO Life Insurance Company Sale

On February 3, 2023, we consummated the sale of FOXO Life Insurance Company to Security National pursuant to the Security National Merger Agreement. After the Merger Consideration and Security National’s third-party expenses, the transaction resulted in the Company gaining access to $4,751 that was previously held as statutory capital and surplus pursuant to the Arkansas Code. We used the entire $4,751 to fund our operations during 2023.

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

Immediately prior to the Closing of the Business Combination, the 2021 Bridge Debentures and 2022 Bridge Debentures were converted into 6,759,642 and 7,810,509, respectively, shares of FOXO Class A Common Stock and were subsequently exchanged for shares of the Company’s Class A Common Stock at the Closing of the Business Combination.

During the third quarter of 2022, we entered into separate securities purchase agreements pursuant to which we issued our Senior PIK Notes in the aggregate principal of $3,458. We received net proceeds of $2,918, after deducting fees and expenses of $540.

Exchange Offer and PIK Note Offer to Amend

On May 26, 2023, we consummated two issuer tender offers: (i) the Exchange Offer and (ii) the Offer to Amend 15% Senior Promissory Notes whereby holders of the Assumed Warrants were able to exchange such Assumed Warrants for shares of Class A Common Stock. Pursuant to the Exchange Offer, we solicited consents from a sufficient amount of holders of Assumed Warrants to amend and restate the Original Securities Purchase Agreement, pursuant to the terms of the Amendment and Restatement, to provide that certain previous and future issuances of Class A Common Stock and Common Stock Equivalents (as defined in the Original Securities Purchase Agreement) do not trigger, and cannot be deemed to have triggered, any anti-dilution adjustments in the Securities. Additionally, we consummated the PIK Note Offer to Amend, whereby we amended our Senior PIK Notes to permit certain issuances of Class A Common Stock and Common Stock Equivalents (as defined in the PIK Note Purchase Agreement), without prepaying the Senior PIK Notes as required by the terms of the PIK Note Purchase Agreement. Both the Exchange Offer and PIK Note Amendment were designed to facilitate future capital raises.

2023 Private Placements

During the third quarter of 2023, we completed two tranches of private placements that provided gross proceeds of $450 and $294. After deducting placement agent fees and other offering expenses, the net proceeds from the private placements were $260 and $217.

During the fourth quarter of 2023, we completed two tranches of private placements under the terms of the Strata Purchase Agreement with ClearThink that provided gross proceeds of $200 and $256. After deducting finder’s fees and other offering expenses, the net proceeds from the private placements were of $186 and $246.

2024 Financings

During the first quarter of 2024, we entered into a Second Strata Purchase Agreement with ClearThink wherein, and subject to certain limitations, including the effectiveness of a registration statement as defined in the agreement, ClearThink has agreed to purchase from us, from time to time an aggregate of $5,000 shares of our Class A Common Stock.

On February 15, 2024, we entered into a purchase agreement with ClearThink pursuant to which we agreed to issue to ClearThink a promissory note on January 30, 2024 in the principal amount of up to $750 (the “Note”). The Note matures on January 30, 2025 and has an interest rate of 12% per annum (22% after the occurrence of an Event of Default, as defined in the Note). 10% of all future purchase notices from the existing Strata Purchase Agreement with ClearThink must be directed toward repayment of the Note until the Note is paid in full.

On April 28, 2024, we entered into a Securities Purchase Agreement with LGH Investments, LLC, an Wyoming limited liability company (“LGH”), pursuant to which the Company issued to LGH a convertible promissory note in the principal amount of $110 and 200,000 shares of its Class A Common Stock as inducement shares to LGH.

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

During the first quarter of 2023, we completed the sale of FOXO Life Insurance Company in order to gain access to the cash held as statutory capital and surplus at FOXO Life Insurance Company. We used the cash previously held at FOXO Life Insurance Company to fund our operations as we continued to (i) pursue additional avenues to capitalize the business and (ii) commercialize our products to generate revenue. As discussed above under the heading, “Prior Financings”, in May 2023, we entered into the Exchange Offer and the PIK Note Amendment both of which were structured to allow us to more easily raise capital.

On April 17, 2024, we received an official notice of noncompliance from NYSE stating that we are not in compliance with NYSE American continued listing standards due to the failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Delinquent Report”) by the filing due date of April 16, 2024 (the “Filing Delinquency”).

During the six-month period from the date of the Filing Delinquency (the “Initial Cure Period”), the NYSE will monitor us and the status of the Delinquent Report and any subsequent delayed filings, including through contact with us, until the Filing Delinquency is cured. If we fail to cure the Filing Delinquency within the Initial Cure Period, the NYSE may, in the NYSE’s sole discretion, allow our securities to be traded for up to an additional six-month period (the “Additional Cure Period”) depending on our specific circumstances. If the NYSE determines that an Additional Cure Period is not appropriate, suspension and delisting procedures will commence in accordance with the procedures set out in Section 1010 of the NYSE American Company Guide. If the NYSE determines that an Additional Cure Period of up to six months is appropriate and we fail to file its Delinquent Report and any subsequent delayed filings by the end of that period, suspension and delisting procedures will generally commence. An issuer is not eligible to follow the procedures outlined in Section 1009 with respect to these criteria.

Notwithstanding the foregoing, however, the NYSE may in its sole discretion decide (i) not to afford us any Initial Cure Period or Additional Cure Period, as the case may be, at all or (ii) at any time during the Initial Cure Period or Additional Cure Period, to truncate the Initial Cure Period or Additional Cure Period, as the case may be, and immediately commence suspension and delisting procedures if we are subject to delisting pursuant to any other provision of the Company Guide, including if the NYSE believes, in the NYSE’s sole discretion, that continued listing and trading of an issuer’s securities on the NYSE is inadvisable or unwarranted in accordance with Sections 1001-1006 hereof.

There can be no assurance that we will ultimately regain compliance with all applicable NYSE American listing standards.

On June 12, 2023, we received an official notice of noncompliance (the “NYSE American Notice”) from NYSE stating that the Company was below compliance with Section 1003(a)(i) in the NYSE American Company Guide since our reported stockholders’ deficit of $30 at March 31, 2023, and losses from continuing operations and/or net losses in its two most recent fiscal years ended December 31, 2022. As required by the NYSE American Notice, on July 12, 2023, we submitted a compliance plan (the “Plan”) to NYSE advising of actions we have taken or will take to regain compliance with the NYSE American continued listing standards by December 12, 2024, and if NYSE accepts the Plan, we will have until December 12, 2024 to comply with the Plan. Should the Plan not be accepted, or we are unable to comply with the Plan, then it may make it more difficult for us to raise capital and we will be delisted in the event we are unable to cure the noncompliance by December 12, 2024.

The Company can provide no assurance that these actions will be successful or that additional sources of financing will be available on favorable terms, if at all. As such, until additional equity or debt capital is secured and the Company begins generating sufficient revenue, there is substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the issuance of the consolidated financial statements included in this Annual Report. In the event that we are unable to secure additional financing by the end of the third quarter of 2024, we may be unable to fund our operations and we will be required to evaluate further alternatives, which could include further curtailing or suspending the operations, selling the Company, dissolving and liquidating assets or seeking protection under the bankruptcy laws. A determination to take any of these actions could occur at a time that is earlier than when we would otherwise exhaust our cash resources.

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

Cash Flows

Years Ended December 31, 2023 and 2022

The following table summarizes our cash flow data for the years ended December 31, 2023 and 2022 (dollars in thousands):

	Cash Provided by/ (Used in)
Years Ended December 31,	2023	2022
Operating Activities	$(6,645)	$(23,760)
Investing Activities	$-	$(1,870)
Financing Activities	$1,168	$24,289

Operating Activities

Net cash used for operating activities in the year ended December 31, 2023 was $6,645 compared to $23,760 in the year ended December 31, 2022. The net cash used in operations in the year ended December 31, 2023 was $17,115, or 72%, less than cash used in operations during the year ended December 31, 2022, primarily as a result of the reduction in the net loss in 2023 compared to 2022 as well as to the $4,751 statutory capital and surplus that we gained access to as a result of the sale of FOXO Life Insurance Company in February 2023, among other items. We used the entire $4,751 to fund our operations during 2023.

Investing Activities

We did not have cash flows from investing activities in the year ended December 31, 2023. We used cash for investing activities in the year ended December 31, 2022 of $1,870 primarily to develop internal use software.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $1,168 compared to $24,289 for the year ended December 31, 2022. Net cash provided by financing activities for the year ended December 31, 2023, included $1,176 from private placements and $291 from related parties’ promissory notes/payables, partially offset by $299 of deferred offering costs. Net cash provided by financing activities for the year ended December 31, 2022, included proceeds of $28,000 from the 2022 Bridge Debentures, $23,237 of reverse capitalize proceeds and $2,918 net proceeds from the PIK Notes. Offsetting these sources of cash from financing activities in 2022 were $507 for warrant repurchase, $30,561 for forward purchase agreement collateral release, and $1,160 for payments of related parties promissory notes/payables.

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

Contractual Obligations

Our contractual obligations as of December 31, 2023 consisted of the following and include the Senior PIK Notes that have a principal balance of $4,203 at December 31, 2023 and that are in default. See Note 15 to the consolidated financial statements for additional information regarding the Senior PIK Notes.

	Amounts Due by Period
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
License agreements	$20	40	40	-	$100
Senior PIK Notes	4,203	-	-	-	4,203
Supplier and other commitments	54	-	-	-	54
Total	$4,277	40	40	-	$4,357

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

Equity-Based Compensation

We offer equity-based compensation to employees an nonemployees in the form of stock options and restricted stock. We measure and recognize all equity-based payments to employees, service providers and board members at fair value. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the consolidated statements of operations based on the estimated fair value of those awards on the grant date or reporting date, if required to be remeasured, and amortized on a straight-line basis over the requisite service period. We recognize forfeitures as incurred. We utilize a Black-Scholes valuation model to estimate the fair value of stock options and this model requires the input of assumptions, including the exercise price, volatility, expected term, discount rate, and the fair value of the underlying membership or stock on the date of grant. These inputs are provided at the grant date for an equity classified award and each measurement date for a liability classified award. Equity-based compensation awards are considered granted (i) when there is a mutual understanding of key terms, (ii) we are contingently obligated to issue the options, and (iii) the option holder begins to benefit or be adversely impacted by changes in our stock price. This primarily occurs at the time the stock option agreements are executed. The fair value of each stock option is estimated using a Black-Scholes valuation model while considering the respective rights of each type of stockholder. The table below illustrates the weighted-average valuation assumptions used for stock options granted during the year ended December 31, 2022 (we did not grant stock options during the year ended December 31, 2023):

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires enhanced annual disclosures for specific categories in the rate reconciliation and income taxes paid disaggregated by federal, state and foreign taxes. ASU 2023-09 is effective for public business entities for annual periods beginning on January 1, 2025. The we plan to adopt ASU 2023-09 effective January 1, 2025 applying a retrospective approach to all prior periods presented in the financial statements. We do not believe the adoption of this new standard will have a material effect on our disclosures.

Factors That May Adversely Affect our Results of Operations

Our results of operations may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, a resurgence of the COVID-19 pandemic and/or the emergence of new variants, cyber security risks and geopolitical instability, such as the wars in the Ukraine and Gaza. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer or persons performing similar functions, to allow for timely decisions regarding required disclosure. In accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2023.

Based on this evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that during the period covered by this Annual Report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness in internal controls over financial reporting is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The review, testing and evaluation of key internal controls over financial reporting completed by the Company resulted in the Company’s principal executive officer and principal financial and accounting officer concluding that as of December 31, 2023, material weaknesses existed in the Company’s internal controls over financial reporting. Specifically, in connection with our:

(i)	The lack of adequate policies and procedures in control environment and monitoring controls to ensure that the Company’s policies and procedures have been carried out as planned.

(ii)	Lack of accounting personnel resources with the necessary levels of accounting expertise and knowledge to compile and analyze consolidated financial statements and related disclosures in accordance with U.S. GAAP.

(iii)	Segregation of duties: The accounting manager can prepare and post the same journal entries in the accounting system, which increases the risk of misstatement and fraud. In addition, the reconciliations and financial statements have been prepared by the accounting manager, however, no proper review has been implemented.

The Company has and will continue to address the material weaknesses described above through the following actions:

●	Engaging third-party consultants with appropriate expertise to assist the finance and accounting department on an interim basis until key roles are filled;

●	Assessing finance and accounting resources to identify the areas and functions that lack sufficient personnel and recruiting for experienced personnel to assume these roles;

●	Further centralization of key accounting processes to enable greater segregation of duties;

●	Developing further training on segregation of duties; and

●	Designing and implementing additional compensating controls where necessary.

While we continue working diligently to remediate these material weaknesses, there is no assurance that these material weaknesses will be fully remediated by December 31, 2024.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our business and affairs are managed by or under the direction of the Board.

The following table sets forth the name, age and position of each of our current directors and executive officers:

Name	Age	Position
Executive Officers
Mark White	63	Interim Chief Executive Officer and Director
Martin Ward	66	Interim Chief Financial Officer
Non-Employee Directors
Bret Barnes(1)(2)(3)	42	Chairman and Director
Francis Colt deWolf III(1)(2)(3)	56	Director

(1)	Member of nominating and corporate governance committee.

(2)	Member of compensation committee.

(3)	Member of audit committee.

The principal occupations and positions for at least the past five years of our directors are described below. There are no family relationships among any of our directors or executive officers.

Executive Officers

Mark White — Interim Chief Executive Officer and Director

Mr. White has served as our Interim Chief Executive Officer and a director since September 2023. In addition to his roles at the Company, Mr. White has served since 2022, and continues to serve, as President of KR8 AI, a company in the development stage that uses artificial intelligence and machine learning to develop products and tools for content creators. Prior to his role with KR8 AI, in 2014, Mr. White founded and became Chief Executive Officer of One Horizon Group PLC, a predecessor of One Horizon Group, Inc. which he served as Chief Executive Officer and a Director from 2012 to 2014. Mr. White was again appointed Chief Executive Officer and director of One Horizon Group, Inc. in 2017. Mr. White founded Next Destination Limited in 1993, the European distributor for Magellan GPS and satellite products, and sold the business in 1997. Prior to that, Mr. White was Chief Executive Officer for Garmin Europe, where he built up the company’s European distribution network. Mr. White’s entrepreneurial career in the distribution of electronic equipment and telecommunications spans over 25 years. Apart from his product and technical knowledge, Mr. White has a wealth of experience in corporate finance. He has led in excess of 25 merger and acquisition transactions and associated funding and financing rounds and has helped numerous private and public companies obtain financing. We believe that Mr. White’s extensive commercial and operational management experience at technology companies and his experience launching new businesses and raising capital qualifies him to serve on our Board.

Martin Ward — Interim Chief Financial Officer

Mr. Ward has served as our Interim Chief Financial Officer since September 2023. In addition to his role at the Company, Mr. Ward has served since 2022, and continues to serve, as Chief Financial Officer of KR8 AI. Since 2012, Mr. Ward served and continues to serve as the Chief Financial Officer, Secretary and a director of One Horizon Group Inc. Mr. Ward served as the Chief Financial Officer, Secretary and a director of One Horizon Group PLC the predecessor to One Horizon Group, Inc., where he oversaw One Horizon Group’s United Kingdom arm float on the London AIM market and its merger into an OTC market company in 2012 which uplisted to the NASDAQ Capital Market in 2014. Mr. Ward is a Fellow of the Institute of Chartered Accountants in England and Wales and qualified as a Chartered Accountant in 1983.

Non-Employee Directors

Bret Barnes — Chairman and Director

Mr. Barnes has served as a member of our Board since November 2021 and became Chairman in November 2022. Since April 2007, Mr. Barnes has served as a Staff Bioinformatics Scientist for Illumina, Inc. (NASDAQ: ILMN). Mr. Barnes has developed a number of patents and products, including methods to examine methylation of genomic DNA and methods for diagnosing respiratory pathogens and predicting COVID-19 related outcomes. Mr. Barnes has been the core bioinformatics lead on all Infinium Methylation products, including all original and new novel design capabilities. In addition to his array development efforts, Mr. Barnes has been instrumental in developing structural variant detection algorithms via DNA sequencing at Illumina, Inc. Prior to that position, Mr. Barnes served as a Bioinformatics Software Engineer from 2005 to 2007 at Science Applications International Corporation (NYSE American: SAIC). Mr. Barnes holds a Bachelor of Science degree in Bioinformatics from the University of California, Santa Cruz. Mr. Barnes was among the first graduates at University of California, Santa Cruz to receive a degree in bioinformatics. We believe that Mr. Barnes’ industry experience qualifies him to serve on the Board.

Francis Colt deWolf III — Director

Mr. deWolf III has served as a director of the Company since January 2024. Mr. deWolf has over 20 years’ experience in the financial services sector. From June 2009 until the President, he has served as President of Colt Capital LLC, a Florida-based company, whose principal activities focus on advising emerging market companies on private and public financing strategies, in particular, the reverse merger process. He is also engaged in lending using equity as collateral as well as trading equity. Notable transactions in which Mr. deWolf was instrumental include China Security (CSR), China Public Security (CNIT), and China Valve (CVVT) . The financing strategies undertaken by these companies have ranged from private equity, to public listings on the NASDAQ and the AMEX. Mr. deWolf’s role in such transactions has not only been advisory; he has also raised capital, sourced legal and audit expertise, as well as ultimately orchestrated large share block sales to private equity funds in order to assist the company in optimizing its share position. From June 2019 to the present, Mr. deWolf has served as Managing Director of Crediblock.com LLC, a global digital productions and marketing agency. From October 2019 to the present, Mr. deWolf has served as Executive Director of Blockstreet Network, Inc., a firm dealing in in acquisition, enhancement and disposition of distressed titles of property. From March 2020 to the present, Mr. deWolf has served as President of Diamond Rock, Inc., a cash/non-cash sponsor of distressed real estate transactions. Prior to founding Colt Capital LLC, Mr. deWolf was a Senior Vice President at Oppenheimer and Company, where he was involved in the Chinese markets, focusing on restricted stock placements, reverse mergers and secondary financing for emerging and mid-size Chinese companies. In the earlier years of his career, Mr. deWolf was a bond broker for Tucker Anthony, and subsequently an equities broker, and Vice President at Prudential Securities in Washington D.C. where he developed his expertise in restricted securities. Mr. deWolf is a graduate of Tulane University and received his business degree from the AB Freeman School of Business Studies at Tulane University.

Board of Directors

Following the consummation of the Business Combination, the Board was divided into three classes, as nearly equal in number as possible and designated Class I, Class II and Class III. The term of the initial Class I directors expired at the first annual meeting of the stockholders following the consummation of the Business Combination, which was held on May 26, 2023. The term of the initial Class II directors will expire at the second annual meeting of the stockholders following the consummation of the Business Combination and the term of the initial Class III directors will expire on the third annual meeting of the stockholders following the consummation of the Business Combination.

Directors elected at annual meetings of stockholders following the consummation of the Business Combination will be elected for terms expiring at the next annual meeting of stockholders or until the election and qualification of their respective successors in office, subject to their earlier death, resignation, removal or the earlier termination of his or her term of office. At our 2023 Annual Meeting of Stockholders held on May 26, 2023, our stockholders elected Mr. Barnes, formerly a Class I director, to serve as a director until the next annual meeting of stockholders or until the election and qualification of his successor.

Our Charter and Company Bylaws provide that the authorized number of directors may be changed only by resolution of the Board. Subject to the terms of any preferred stock, any or all of the directors may be removed from office at any time, with or without cause, and only by the affirmative vote of the holders of at least a majority of the voting power of all of the then outstanding shares of voting stock of the Company entitled to vote at an election of directors. Any vacancy on the Board, including a vacancy resulting from an enlargement of the Board, may be filled only by the affirmative vote of a majority of the Company’s directors then in office.

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

Director Independence

As a result of our Class A Common Stock being listed on the NYSE American following the consummation of the Business Combination, it is required to comply with the applicable rules of such exchange in determining whether a director is independent. Prior to the completion of the Business Combination, the Board undertook a review of the independence of the individuals named above and have determined that each of Mr. Barnes and Mr. Poole qualifies as “independent” as defined under the applicable NYSE American rules, and the Board consists of a majority of “independent directors,” as defined under the rules of the SEC and NYSE American relating to director independence requirements. In addition, the Company is subject to the rules of the SEC and NYSE American relating to the membership, qualifications and operations of the audit committee, as discussed below.

Board Committees

The Board directs the management of its business and affairs, as provided by Delaware law, and will conduct its business through meetings of the Board and standing committees. We have a standing audit committee, compensation committee and nominating and corporate governance committee, each of which operates under a written charter.

In addition, from time to time, special committees may be established under the direction of the Board when the Board deems it necessary or advisable to address specific issues. Current copies of our committee charters are posted on our website, www.foxotechnologies.com, as required by applicable SEC and the NYSE American rules. The information on or available through any of such website is not deemed incorporated in this Annual Report and does not form part of this Annual Report.

Audit Committee

Our audit committee consists of Bret Barnes and Francis Colt deWolf III. The Board has determined that each of these individuals meets the independence requirements of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act and the applicable listing standards of the NYSE American. Each member of the Company’s audit committee meets the requirements for financial literacy under the applicable NYSE American rules. In arriving at this determination, the Board has examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.

The Board has determined that Mr. deWolf III qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the NYSE American rules. In making this determination, the Board has considered Mr. deWolf III’s formal education and previous and current experience in financial and accounting roles. Both the Company’s independent registered public accounting firm and management periodically will meet privately with our audit committee.

The audit committee’s responsibilities include, among other things:

●	appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm;

●	discussing with our independent registered public accounting firm their independence from management;

●	reviewing with our independent registered public accounting firm the scope and results of their audit;

●	pre-approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

●	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;

●	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; and

●	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.

The composition and function of the audit committee complies with applicable requirements of the Sarbanes-Oxley Act, SEC rules and regulations and NYSE American listing rules. We will comply with future requirements to the extent they become applicable to us.

Compensation Committee

Our compensation committee consists of Bret Barnes and Francis Colt deWolf III. Bret Barnes and Francis Colt deWolf III are non-employee directors, as defined in Rule 16b-3 promulgated under the Exchange Act. The Board has determined that Bret Barnes and Francis Colt deWolf III are “independent” as defined under the applicable NYSE American listing standards, including the standards specific to members of a compensation committee.

The compensation committee’s responsibilities include, among other things:

●	reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer, evaluating the performance of our Chief Executive Officer in light of these goals and objectives and setting or making recommendations to the Board regarding the compensation of our Chief Executive Officer;

●	reviewing and setting or making recommendations to the Board regarding the compensation of our other executive officers;

●	making recommendations to the Board regarding the compensation of our directors;

●	reviewing and approving or making recommendations to the Board regarding our incentive compensation and equity-based plans and arrangements; and

●	appointing and overseeing any compensation consultants.

The composition and function of its compensation committee complies with all applicable requirements of the Sarbanes-Oxley Act, SEC rules and regulations and the NYSE American listing rules. We will comply with future requirements to the extent they become applicable to us.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Bret Barnes and Francis Colt deWolf III. The Board has determined that each of Bret Barnes and Francis Colt deWolf III is “independent” as defined under the applicable listing standards of the NYSE American and SEC rules and regulations.

The nominating and corporate governance committee’s responsibilities include, among other things:

●	identifying individuals qualified to become members of the Board, consistent with criteria approved by the Board;

●	recommending to the Board the nominees for election to the Board at annual meetings of our stockholders;

●	overseeing an evaluation of the Board and its committees; and

●	developing and recommending to the Board a set of corporate governance guidelines.

The composition and function of the nominating and corporate governance committee complies with all applicable requirements of the Sarbanes-Oxley Act, SEC rules and regulations and NYSE American listing rules. We will comply with future requirements to the extent they become applicable to us.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee has ever been an executive officer or employee of the Company. None of our executive officers currently serve, or have served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that will serve as a member of the Board or compensation committee.

Role of the Board in Risk Oversight/Risk Committee

One of the key functions of the Board is informed oversight of our risk management process. The Board does not anticipate having a standing risk management committee, but rather anticipates administering this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. For example, our audit committee will be responsible for overseeing the management of risks associated with our financial reporting, accounting, and auditing matters; our compensation committee will oversee the management of risks associated with our compensation policies and programs.

Board Oversight of Cybersecurity Risks

We face a number of risks, including cybersecurity risks and those other risks described under the section titled “Risk Factors” included in this Annual Report. The Board plays an active role in monitoring cybersecurity risks and is committed to the prevention, timely detection, and mitigation of the effects of any such incidents on our operations. In addition to regular reports from each of the Board’s committees, the Board receives regular reports from management on material cybersecurity risks and the degree of our exposure to those risks. While the Board oversees its cybersecurity risk management, management is responsible for day-to-day risk management processes. Management works with third party service providers to maintain appropriate controls. We believe this division of responsibilities is the most effective approach for addressing our cybersecurity risks and that the Board leadership structure supports this approach.

Limitation on Liability and Indemnification of Directors and Officers

Our Charter contains provisions that limit the liability of our directors for damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders for damages as a result of an act or failure to act in his or her capacity as a director, unless:

●	the presumption that directors are acting in good faith, on an informed basis, and with a view to the interests of the corporation has been rebutted; and

●	it is proven that the director’s act or failure to act constituted a breach of his or her fiduciary duties as a director and such breach involved intentional misconduct, fraud or a knowing violation of law.

Our Charter requires us to indemnify and advance expenses to, to the fullest extent permitted by applicable law, our directors, officers and agents. Our Charter prohibits any retroactive changes to the rights or protections or increasing the liability of any director in effect at the time of the alleged occurrence of any act or omission to act giving rise to liability or indemnification.

In addition, we have entered and will enter into separate indemnification agreements with some of our directors and officers. These agreements, among other things, require us to indemnify its directors and officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of our directors or officers or any other company or enterprise to which the person provides services at our request.

We believe these provisions in our Charter are necessary to attract and retain qualified persons as directors and officers for us.

Corporate Governance Guidelines and Code of Business Conduct

The Board adopted Corporate Governance Guidelines that address items such as the qualifications and responsibilities of its directors and director candidates and corporate governance policies and standards applicable to its directors. In addition, the Board adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers.

The full text of our Corporate Governance Guidelines and its Code of Business Conduct and Ethics will be posted on the Corporate Governance portion of our website at www.foxotechnologies.com by the end of the third quarter of 2024. Information contained on or accessible through our website is not a part of this Annual Report, and the inclusion of the Company’s website address in this Annual Report is an inactive textual reference only. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Business Conduct and Ethics on its website rather than by filing a Current Report on Form 8-K.

Item 11. Executive Compensation

Unless the context otherwise requires, any reference in this section of this Annual Report to “FOXO,” “we,” “us,” or “our” refers to FOXO and its consolidated subsidiaries after the consummation of the Business Combination and to the Company and its subsidiaries after the Business Combination.

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

This section discusses the material components of the executive compensation program offered to our named executive officers. Our named executive officers for the years ended December 31, 2023 and 2022 were as follows:

●	Mark White, our current Interim Chief Executive Officer;

●	Martin Ward, our current Interim Chief Financial Officer;

●	Tyler Danielson, our former Chief Technology Officer and Interim Chief Executive Officer;

●	Brian Chen, PhD, our former Chief Science Officer; and

●	Robert Potashnick, our former Chief Financial Officer.

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

Summary Compensation Table

The following table sets forth information regarding the total compensation awarded to and earned by our named executive officers for services rendered in all capacities for the years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)(2)			Total ($)

Mark White	2023	—	—	257,500	(8)	257,500
Current Interim Chief Executive Officer and Director(3)	2022	—	—	—		—

Martin Ward	2023	—	—	257,500	(8)	257,500
Current Interim Chief Financial Officer(4)	2022	—	—	—		—

Tyler Danielson	2023	141,923	—	—		210,833
Former Interim Chief Executive Officer and Chief Technology Officer(5)	2022	205,000	1	5,935,600		6,140,622

Brian Chen, PhD	2023	163,385	—	—		238,333
Former Chief Science Officer(6)	2022	236,000	1	5,935,600		6,171,622

Robert Potashnick	2023	141,923	—	—		181,833
Former Chief Financial Officer(7)	2022	205,000	1	3,983,100		4,188,122

(1)	Amounts reflect the aggregate grant date fair value of stock option awards and restricted stock granted under FOXO’s 2020 Equity Incentive Plan (the “2020 Plan”) or FOXO Technology Inc.’s 2022 Equity Incentive Plan (the “2022 Plan”) to our named executive officers during the years ended December 31, 2022 and 2023, computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. See Note 8 of the audited consolidated financial statements included elsewhere in this Annual Report for a discussion of the relevant assumptions used in calculating this amount for the years ended December 31, 2023 and 2022. These amounts do not reflect the actual economic value that may be realized by the named executive officer.

(2)	2023 amounts reflect the fair value of restricted stock granted under the 2022 Plan and 2022 amounts reflect the aggregate fair value of restricted stock as part of FOXO’s Management Contingent Share Plan to our named executive officers during the years ended December 31, 2022 and 2023, computed in accordance with FASB ASC 718, Compensation – Stock Compensation. See Note 8 of the consolidated financial statements included elsewhere in this Annual Report for a discussion of the relevant assumptions used in calculating this amount. These amounts do not reflect the actual economic value that may be realized by the named executive officer.

(3)	Mark White was appointed as Interim Chief Executive Officer and director of the Company effective as of September 19, 2023.

(4)	Martin Ward was appointed as Interim Chief Financial Officer of the Company effective as of September 19, 2023.

(5)	Tyler Danielson resigned as Interim Chief Executive Officer and Chief Technology Officer of the Company, effective as of September 14, 2023.

(6)	Brian Chen resigned as Chief Science Officer of the Company, effective as of September 14, 2023, pursuant to a resignation letter. Mr. Chen’s resignation letter asserted that he resigned for Good Reason (as defined in his employment agreement); however, he did not specify what he believed constituted Good Reason.

(7)	Robert Potashnick resigned as Chief Financial Officer of the Company, effective as of September 13, 2023.

(8)	On October 3, 2023, Messrs. White and Ward were each awarded 250,000 shares of the Company’s Class A Common Stock.

Narrative Disclosure to the Summary Compensation Table

Equity-Based Compensation

Legacy FOXO previously utilized its 2020 Plan, or the 2020 Plan, to enable it and its affiliates to attract and retain qualified employees (including officers), consultants and directors to contribute to its long range success, provide incentives that aligned their interests with those of Legacy FOXO stockholders, and promote the success of its business. The Legacy FOXO board of directors adopted, and the Legacy FOXO stockholders approved, the 2020 Plan in 2020. The 2020 Plan governs and previously facilitated the grant of incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards, cash awards and other equity-based awards.

Prior to the closing of the Business Combination, our named executive officers received equity-based compensation in the form of stock option awards under the 2020 Plan, as described below. Under the 2020 Plan, stock option awards generally vest monthly over a three-year period and have a term of five years.

Following the approval of the FOXO Technology Inc. 2022 Plan, which is described below, the 2020 Plan was terminated and no further awards will be granted under the 2020 Plan.

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

The maximum number of shares of Legacy FOXO common stock that may have been issued over the term of the 2020 Plan was 700,000 shares on a pre-Business Combination basis, or approximately 406,586 on a post-Business Combination basis. As of December 31, 2023, stock options to purchase 119,371 shares of the Company’s Class A Common Stock on a post-Business Combination basis with a weighted-average exercise price of $73.02 per share were outstanding under the 2020 Plan. Additionally, 3,000 shares on a pre-Business Combination basis or 1,743 on a post-Business Combination basis of restricted stock were granted pursuant to the 2020 Plan to an employee who is a named executive officer now but was not at the time of issuance. There were no outstanding awards under the 2020 Plan other than these options and restricted stock.

Administration. The Legacy FOXO board of directors, or a committee delegated by the Legacy FOXO board of directors, administered the 2020 Plan. Our Board has assumed such role following the Business Combination. During the term and subject to the terms of the 2020 Plan, the administrator had the power to, among other things, construe and interpret the 2020 Plan and apply its provisions, determined when awards were to be granted under the 2020 Plan and the applicable grant date, prescribed the terms and conditions of each award, including, without limitation, the exercise price and medium of payment and vesting provisions, and specified the provisions of the award agreement relating to such grant, made decisions with respect to outstanding awards that may have become necessary upon a change in corporate control or an event that triggers anti-dilution adjustments, and exercised discretion to make any and all other determinations which it determined to be necessary or advisable for the administration of the 2020 Plan.

Options. Each of the named executive officers was granted a mix of ISOs and NSOs. See the “Outstanding Equity Awards” table below for further information about our named executive officers’ outstanding options as of December 31, 2023.

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

Effect of Change in Control. Unless otherwise provided in an award agreement, in the event of a participant’s termination of continuous service without cause or for good reason (as defined in the 2020 Plan) during the 12-month period following a change in control, all outstanding options will become fully vested and immediately exercisable.

2022 Plan

During the year ended December 31, 2023, we granted 609,770 shares of restricted stock under the 2022 Plan of which 11,100 restricted shares were forfeited during the year. No stock options were granted under the 2022 Plan during the years ended December 2023 and 2022.

Summary of the 2022 Equity Incentive Plan

Eligibility

Employees (including officers), non-employee directors and consultants who render services to us or an affiliate thereof (whether now existing or subsequently established) are eligible to receive awards under the 2022 Plan. Incentive stock options may only be granted to our employees or a parent or subsidiary thereof. As of the date of this Annual Report, we have four non-executive employees, one consultant, two executive officers (one of whom is also a director), and two non-employee directors, eligible to participate in the 2022 Plan.

Administration

The compensation committee of our Board, or such other committee as may be designated by the Board, or in the absence of any such committee, the Board (the “compensation committee” or “Administrator”) administers the 2022 Plan. Subject to the terms of the 2022 Plan, the compensation committee has complete authority and discretion to determine the terms of awards under the 2022 Plan.

Types of Awards

The 2022 Plan provides for the grant of stock options, which may be ISOs or NSOs, stock appreciation rights (“SARs”), restricted shares, restricted stock units (“RSUs”) and other equity-based awards, or collectively, awards.

Share Reserve

651,862 shares of Class A Common Stock may be issued under the 2022 Plan. All of the shares available under the 2022 Plan may be issued upon the exercise of ISOs.

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

Stock Options

The 2022 Plan authorizes the grant of ISOs and NQSOs (each an “Option”). Options granted under 2022 Plan entitle the grantee, upon exercise, to purchase a specified number of shares of Class A Common Stock from us at a specified exercise price per share. The Administrator of the 2022 Plan determines the period during which an Option may be exercised, as well as any Option vesting schedule, except that no Option may be exercised more than 10 years after the date of grant and will generally expire sooner if the option holder’s service terminates. The exercise price for shares of Class A Common Stock covered by an Option cannot be less than the fair market value of the common stock on the date of grant unless pursuant to an assumption or substitution for another option in a manner satisfying the provisions of Section 409A of the Code.

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

Tax Limitations on Incentive Stock Options

The aggregate fair market value, determined on the date of grant, of shares for which ISOs granted under the 2022 Plan first become exercisable by a participant during any calendar year shall not exceed $100,000, and any amount in excess of $100,000 shall be treated as NQSOs. If an ISO is granted to any employee who owns more than 10% of the total combined voting securities of the Company, the exercise price of such ISO shall be at least 110% of the fair market value of our Class A Common Stock on the date of grant, and such ISO shall not be exercisable more than five years after the date of grant.

Stock Appreciation Rights

Stock appreciation rights may be granted under the 2022 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of the Company Class A Common Stock between the exercise date and the date of grant. Stock appreciation rights may not have a term exceeding ten years. The grant price for a stock appreciation right may not be less than 100% of the fair market value per share on the date of grant. Subject to the provisions of the 2022 Plan, the Administrator determines the other terms of stock appreciation rights, including when such rights become exercisable.

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

Restricted Stock Units

RSUs may be granted under the 2022 Plan. RSUs are bookkeeping entries representing an amount equal to the fair market value of one share of company common stock. Subject to the provisions of the 2022 Plan, the Administrator determines the terms and conditions of RSUs, including the vesting criteria and the form and timing of payment. The Administrator may also grant RSUs with a deferral feature, whereby settlement is deferred beyond the vesting date or lapse of the restricted period until the occurrence of a future payment date or event set forth in an award agreement. A holder of RSUs will have only the rights of a general unsecured creditor of the Company, until the delivery of shares, cash or other securities or property. On the delivery date, the holder of each RSU not previously forfeited or terminated will receive one share, cash or other securities or property equal in value to one share or a combination thereof, as specified by the Administrator.

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

Incentive Stock Options

A participant will not recognize income on the grant, vesting, or exercise of an ISO. However, the difference between the exercise price and the fair market value of our Class A Common Stock on the date of exercise is an adjustment item for purposes of the alternative minimum tax. If a participant does not exercise an ISO within certain specified periods after termination of employment, the participant will recognize ordinary income on the exercise of an ISO in the same manner as on the exercise of a NQSO, as described below.

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

Gain or Loss on Sale or Exchange of Shares

In general, gain or loss from the sale or exchange of shares of common stock granted or awarded under the 2022 Plan will be treated as capital gain or loss, provided that the shares are held as capital assets at the time of the sale or exchange. However, if certain holding period requirements are not satisfied at the time of a sale or exchange of shares acquired upon exercise of an ISO, a participant generally will be required to recognize ordinary income upon such disposition.

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

Management Contingent Share Plan

In connection with the Business Combination, we adopted an earnout incentive plan (the “Management Contingent Share Plan”) to secure and retain the services of certain key employees and service providers and incentivize such key employees and service providers to exert maximum efforts for the success of FOXO and its affiliates. The Management Contingent Share Plan made available a total of 920,000 shares eligible to be issued pursuant to restricted share awards, all of which were issued. These restricted share awards will vest and be subject to forfeiture according to time-based criteria established as part of the Business Combination. With the sale of FOXO Life Insurance Company on February 3, 2023, performance-based criteria is no longer required for vesting.

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

Subject to the terms of the Management Contingent Share Plan, the Committee will have complete authority to construe and interpret the plan and awards granted under it. The Committee shall be solely responsible for monitoring and determining whether or not any performance-based condition (described below) was achieved, and any such determination shall be final and conclusive. The Committee may utilize whatever rules and processes it believes are appropriate in this determinative process. All determinations, interpretations, and constructions made by the Committee in good faith and consistent with the terms of the plan shall not be subject to review by any person and shall be final, binding, and conclusive on all persons.

Share Reserve

The number of shares of our Class A Common Stock that may be issued under the Management Contingent Share Plan is 920,000 shares, subject to equitable adjustment for share splits, share dividends, combinations and recapitalizations, including to account for any equity securities into which such shares are exchanged or converted. All 920,000 shares of Class A Common Stock were issued to members of our management designated by management.

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

Each restricted share award issued under the Management Contingent Share Plan was initially subject to both a time-based vesting component and a performance-based vesting component as discussed below.

Time-Based Vesting

Each restricted share award shall be subject to three service-based vesting conditions:

(a)	60% of a participant’s restricted share award will become vested on the third anniversary of the Closing if the participant is still employed by us on such date (and has been continuously employed by us from the date of grant through such vesting date).

(b)	An additional 20% of a participant’s restricted share award will become vested on the fourth anniversary of the Closing if the participant is still employed by us on such date (and has been continuously employed by us from the date of grant through such vesting date).

(c)	The final 20% of a participant’s restricted share award will become vested on the fifth anniversary of the Closing if the participant is still employed by us on such date (and has been continuously employed by us from the date of grant through such vesting date).

Performance-Based Vesting

In addition, to time-based vesting, prior to the sale of FOXO Life Insurance Company on February 3, 2023, one-third of each restricted share award only become vested upon satisfaction of each of the following three performance-based conditions:

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

With the sale of FOXO Life Insurance Company on February 3, 2023, performance-based vesting was no longer required.

Service Based-Conditions

The Management Contingent Share Plan provides that in the event of the death, disability, or termination without cause of the CEO at the time of the Closing, service-based conditions will not apply.

Forfeiture of Restricted Share Awards

Prior to the discontinuation of the performance-based vesting, if a performance-based condition was not achieved within the specified timeframe then the one-third portion of each restricted share award that is associated to that performance-based condition was forfeited. The Committee was solely responsible for monitoring and determining whether or not any performance-based condition was achieved and any such determination was final and conclusive.

Any restricted stock awards that fail to vest due to a time-based vesting condition not being satisfied will be forfeited by the participant and the shares associated with that award will be permanently forfeited and cancelled.

Change in Control

In the event of a change in control (as defined in the plan), all time-based vesting conditions time frame for achievement has not expired will be waived.

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

Short-Term Incentive Compensation

As outlined in our compensation policy, our named executive officers are eligible to earn discretionary biannual incentive bonuses. These discretionary incentive bonuses are worth, at maximum, 10% of each named executive officer’s annual base salary per review cycle, for an annual total value of up to 20% of each named executive officer’s base salary. Review cycles occur biannually, following the second and fourth quarter of each year, and discretionary incentive bonuses are paid at the conclusion of these review cycles. Discretionary biannual incentive bonuses awarded to named executive officers are paid in the form of stock option awards, cash, or some combination of the two. As such, since our named executive officers typically received their biannual incentive bonuses in the form of stock options, these amounts, as applicable to each year presented, are included in the “option awards” column of the summary compensation table above.

Agreements with Named Executive Officers

Agreement with Tyler Danielson, our former Interim Chief Executive Officer and Chief Technology Officer

We entered into an offer letter with Tyler Danielson on September 3, 2020, pursuant to which Mr. Danielson agreed to serve as our Chief Technology Officer and receive an annual base salary of $195,000. Mr. Danielson’s employment was to continue until such time as either we or Mr. Danielson terminated employment. Mr. Danielson was granted 1,743 shares of restricted stock on a post-business combination basis as replacement for a signing bonus that was initially intended to be in the form of a Sprinter Van.

Mr. Danielson was also eligible to participate in a discretionary incentive compensation plan and receive annual incentive compensation in the form of cash and/or stock options based on individual performance and our achievement of certain milestones, with a payment expected to equate to up to 20% of annual base salary. Incentive compensation was to be paid at our discretion.

Mr. Danielson was also eligible for standard benefit plans made available to management-level employees.

Mr. Danielson resigned as Interim Chief Executive Officer and Chief Technology Officer of the Company, effective as of September 14, 2023.

Agreement with Robert Potashnick, our former Chief Financial Officer

We entered into an employment agreement with Robert Potashnick on December 29, 2020, pursuant to which Mr. Potashnick agreed to serve as our Chief Financial Officer and receive an annual base salary of $180,000. Mr. Potashnick’s employment was to continue until such time either the Company or Mr. Potashnick terminated the employment agreement.

Mr. Potashnick was eligible to participate in a discretionary incentive compensation plan and receive annual incentive compensation in the form of cash and/or stock options based on individual performance and our achievement of certain milestones, with a payment expected to equate to up to 20% of annual base salary. No later than thirty days of the commencement date of the employment agreement, the Company compensated Mr. Potashnick with (i) a cash compensation signing bonus of $30,000; and (ii) an initial grant of 7,842 incentive stock options on a post-Business Combination basis. Additionally, in the absence of an executive incentive compensation plan by the compensation committee of the Board, Mr. Potashnick was eligible for an additional annual bonus of up to 20% of his salary.

The employment agreement provided that Mr. Potashnick was also eligible for standard benefit plans made available to management-level employees.

We had the right immediately to terminate Mr. Potashnick’s employment for cause (as defined in his employment agreement) during the employment period upon notice to Mr. Potashnick.

In the event of a termination of Mr. Potashnick’s employment, we were required to pay Mr. Potashnick: (i) any unpaid base salary on our regular payday, prorated to the effective date of termination; and (ii) the dollar value of all accrued and unused vacation benefits based upon Mr. Potashnick’s base salary. We were also required to reimburse Mr. Potashnick in accordance with and subject to the requirements of our expense reimbursement practices for any reasonable and necessary business expenses incurred by Mr. Potashnick’s on behalf of the Company on or before the date on which his employment terminated, and reported and properly documented on expense reports.

We had the right to terminate Mr. Potashnick’s employment without cause during the employment period upon notice to Mr. Potashnick. In the event of a termination without cause (as defined in his employment agreement), we were required to pay Mr. Potashnick severance compensation in an amount equal to an amount of one half of Mr. Potashnick’s base salary in effect on the date on which Mr. Potashnick’s employment is terminated, payable in a lump sum within 30 days after the date of the termination. If Mr. Potashnick was eligible for and elects to continue group health coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), he would be allowed to do so. We were also required to pay Mr. Potashnick a bonus under our equity incentive plan prorated based upon the number of days for which Mr. Potashnick was employed during the period for which such payments are made (e.g., quarter), and any options or other equity incentives which have been granted to Mr. Potashnick shall fully vest on the date of termination.

The CFO employment agreement includes provisions governing Company confidential information, assignment of employee inventions, non-solicitation of employees for 12 months following employment termination, non-competition for one year following any employment termination for cause or without good reason (as defined in the employment agreement) and indemnification rights.

Mr. Potashnick resigned as Chief Financial Officer of the Company, effective as of September 13, 2023.

Agreement with Brian Chen, our former Chief Science Officer

Our predecessor, GWG Holdings, Inc., entered into an employment agreement with Mr. Brian Chen, its Chief Science Officer, as of August 20, 2017, for a five-year initial term that automatically renews for additional one-year terms thereafter. For the years ended December 31, 2022 and 2021, the annual base salary for Mr. Brian Chen was $236,000. By letter agreement, dated October 17, 2019, the CSO employment agreement was amended and provided that Mr. Brian Chen would be eligible to participate in a discretionary incentive compensation plan and receive annual incentive compensation in the form of cash and/or stock options based on individual performance and the company’s achievement of certain milestones, with a payment expected to equate to up to 20% of annual base salary. The CSO employment agreement provided that Mr. Brian Chen was eligible for standard benefit plans made available to management-level employees. If the CSO’s employment were to end on account of death or disability, the Company would be required to pay his estate continued salary for one month and continue welfare benefits including paying all premiums for coverage of the CSO’s dependent family members.

The CSO employment agreement included provisions governing Company confidential information, assignment of employee inventions, non-solicitation of employees for 12 months following employment termination, non-competition for one year following any employment termination for cause or without good reason (as defined in the CSO employment agreement) and indemnification rights.

Mr. Chen resigned as our Chief Science Officer effective as of September 14, 2023, pursuant to a resignation letter. Mr. Chen’s resignation letter asserted that he resigned for Good Reason (as defined in his employment agreement); however, he did not specify what he believed constituted Good Reason.

Agreements with Current Executive Officers

Agreement with Mark White, our Interim Chief Executive Officer

On September 19, 2023, we entered into an interim employment agreement with Mark White, pursuant to which Mr. White agreed to serve as our Interim Chief Executive Officer and as a member of the Board. Pursuant to the employment agreement, Mr. White is an at-will employee and will receive an annual base salary of $1.

Mr. White is eligible to participate in our benefits program, including medical, dental and vision, 401k plan, short-term and long-term disability, paid time off, holidays and other voluntary benefits. We also agreed to reimburse Mr. White for reasonable out-of-pocket expenses incurred in furthering our businesses, after he provides an itemized account of expenditures pursuant to our reimbursement policy. The employment agreement includes provisions governing Company confidential information and ownership of work product.

On October 3, 2023, we granted Mr. White 250,000 shares of Class A Common Stock pursuant to the 2022 Plan in consideration of services rendered and to be rendered to us. The shares awarded are not subject to any performance or vesting criteria, are deemed fully earned as of the grant date and are not subject to forfeiture, even if Mr. White’s employment with us terminates for any reason.

Agreement with Martin Ward, our Interim Chief Financial Officer

On September 19, 2023, we entered into an interim employment agreement with Martin Ward, pursuant to which Mr. Ward agreed to serve as our Interim Chief Financial Officer. Pursuant to the employment agreement, Mr. Ward is an at-will employee and will receive an annual base salary of $1.

Mr. Ward is eligible to participate in our benefits program, including medical, dental and vision, 401k plan, short-term and long-term disability, paid time off, holidays and other voluntary benefits. We also agreed to reimburse Mr. Ward for reasonable out-of-pocket expenses incurred in furthering our businesses, after he provides an itemized account of expenditures pursuant to our reimbursement policy. The employment agreement includes provisions governing Company confidential information and ownership of work product.

On October 3, 2023, we granted Mr. Ward 250,000 shares of Class A Common Stock pursuant to the 2022 Plan in consideration of services rendered and to be rendered to us. The shares awarded are not subject to any performance or vesting criteria, are deemed fully earned as of the grant date and are not subject to forfeiture, even if Mr. Ward’s employment with us terminates for any reason.

Outstanding Equity Awards

The following table sets forth information concerning outstanding equity awards held by each of our named executive officers as of and during the year ended December 31, 2023, on a post-Business Combination basis. The table reflects both vested and unvested stock option awards, bifurcated by grant date.

			Option Awards
Name	Grant Date	Restricted Stock (1)	Vesting Commencement Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Mark White	10/3/23	250,000
Martin Ward	10/3/23	250,000

(1)	The stock awarded to Messrs. White and Ward in 2023 were granted under the 2022 Plan and were fully-vested upon issuance.

Director Compensation

Non-Employee Director Compensation Table

During the year ended December 31, 2023, no compensation was earned by, paid to, or awarded to Bret Barnes or Andrew Poole, the non-employee directors who served on the board of directors during 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of June 3, 2024, the number of shares of Class A Common Stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Exchange Act of 1934) known to us to be the beneficial owner of more than 5% of the outstanding shares of common stock; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all current executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days from the date of this Annual Report. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o FOXO Technologies Inc., 729 N. Washington Ave., Suite 600, Minneapolis, MN 55401.

Applicable percentage of ownership is based on 10,667,258 shares of Class A Common Stock issued as of June 3, 2024.

Name and Address of Beneficial Owner	Number of Shares of Common Stock (4)	% of Class (5)
Directors and Executive Officers:
Mark White (1)	1,300,000	12.19%
Martin Ward (1)	1,300,000	12.19%
Bret Barnes (2)	11,865	*
Francis Colt deWolf III	0	-
Brian Chen	0	-
Tyler Danielson	0	-
Robert Potashnick	0	-
All current directors and executive officers as a group (four individuals) (3)	1,311,865	12.30%

*	less than 1%.

(1)	Includes 1,300,000 shares of Class A Common Stock held by KR8 AI, an entity of which Messrs. White and Ward control.

(2)	Includes (i) 3,333 shares of Class A Common Stock held by Mr. Barnes that are subject to forfeiture pursuant to the Management Contingent Share Plan; and (ii) 3,532 shares of Class A Common Stock underlying vested options held by Mr. Barnes.

(3)	Our current directors and executive officers are: Francis Colt deWolf III (Director), Bret Barnes (Chairman and Director), Mark White (Interim Chief Executive Officer and Director) and Martin Ward (Interim Chief Financial Officer).

(4)	These amounts are based upon information available to the Company as of the date of this filing.

(5)	To our knowledge, except as indicated in the footnotes above and subject to state community property laws where applicable, all beneficial owners named in the beneficial ownership table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Item 13. Certain Relationships and Related Transactions, Director Independence

Except as disclosed below, for transactions with our executive officers and directors, please see the disclosure under “Executive Compensation” above.

Letter Agreement for Software License and Development

On October 29, 2023, we entered into a letter agreement (the “Letter Agreement”) with KR8 AI, pursuant to which KR8 granted us a provisional exclusive license (the “License”) to use KR8’s KR8 AI Eco System and iOS/Android app to develop one or more consumer health, wellness and longevity apps. The Letter Agreement limits the distribution of any such apps to consumers in North America. The Letter Agreement provides that KR8 AI will grant us a non-provisional exclusive License with a perpetual term upon the parties’ signing of a definitive license agreement.

Pursuant to the Letter Agreement, we agreed to pay KR8 AI an initial license and development fee of $2,500,000, with $1,500,000 to be paid in cash in agreed upon monthly increments and the remaining $1,000,000 to be paid in our Class A Common Stock at 102% of the closing price of the Common Stock on the date of the definitive agreement, subject to the authorization of NYSE American, provided that, (i) with the consent of KR8 AI, portions of the cash fee may be paid in shares of Common Stock and (ii) for so long as the Common Stock is listed on a major exchange, commencing July 1, 2024, if the average trading volume exceeds $50,000 per day for an agreed upon period, up to a third of any monthly fee may be paid in shares of Common Stock.

In addition to the license and development fee, we agreed to pay KR8 AI a royalty of 15% of product subscriber revenues, with a minimum annual royalty to be agreed upon by the parties. If the royalty paid in respect of any year is less than the applicable minimum, the License will become non-exclusive; we will have the option to maintain exclusivity by paying the shortfall.

Pursuant to the Letter Agreement, KR8 AI will provide ongoing support and maintenance for a monthly fee of $50,000. In addition, KR8 AI will assist with the development of any apps. Wey will pay KR8 AI 110% of its out-of-pocket costs in providing development services; provided that the first $50,000 due for development services any month will be deemed satisfied by payment of the monthly maintenance fee.

Pursuant to the Letter Agreement, KR8 AI will own all rights to intellectual property produced solely by KR8 AI in performing under the License, provided that we will have the right to use such property pursuant to the License. We will own all rights to intellectual property in the form of both sample meta-data and paired molecular data collected including research results and biomarkers produced solely by us utilized in KR8 AI’s products, including without limitation the raw and processed epigenetic data, provided KR8 AI will have the right to use such property pursuant to the License. We and KR8 AI will jointly own all rights to intellectual property produced jointly.

Pursuant to the Letter Agreement, the parties agreed to promptly negotiate and enter into a definitive license agreement containing the terms described in the Letter Agreement and such other customary terms and conditions, including among others, scope and timing of deliverables, use restrictions, terms with respect to confidentiality, indemnification, insurance, choice of law and forum, conditions of default, rights and remedies upon a default, warranties and limitations of liability. If the parties fail to enter into a definitive license agreement prior to November 15, 2023, each party’s remedy will be limited to commencing an arbitration to determine all issues not agreed upon. If the arbitrators fail to provide a remedy with respect to each issue raised, the parties will nevertheless be obligated to perform as set forth in the Letter Agreement, subject to such rights of termination as may be agreed upon in a license agreement.

Mark White, our Interim Chief Executive Officer and director, is KR8 AI’s President. Martin Ward, our Interim Chief Financial Officer, is KR8 AI’s Chief Financial Officer. Mr. White and Mr. Ward each beneficially owns more than 5% of the common stock of KR8 AI.

KR8 AI Master License and Services Agreement

Effective January 12, 2024, we entered into the License Agreement with KR8 AI. Our Interim CEO and Interim CFO each are equity owners of KR8 AI. Under the License Agreement, KR8 AI granted to us a limited, non-sublicensable, non-transferable perpetual license to use the “Licensor Products” listed in Exhibit A to the License Agreement, to develop, launch and maintain license applications based upon our epigenetic biomarker technology and software to develop an AI machine learning epigenetic APP to enhance health, wellness and longevity. The territory of the License Agreement is solely within the U.S., Canada and Mexico.

Under the License Agreement, we agreed to pay to KR8 AI an initial license and development fee of $2,500,000, a monthly maintenance fee of $50,000, and an ongoing royalty equal to 15% of “Subscriber Revenues,” as defined in the License Agreement, in accordance with the terms and subject to the minimums set forth in the schedules of the License Agreement. We agreed to reimburse KR8 AI for all reasonable travel and out-of-pocket expenses incurred in connection with the performance of the services under the License Agreement, in addition to payment of any applicable hourly rates. If we fail to timely pay the “Minimum Royalty,” as defined in the License Agreement, due with respect to any calendar year, the license will become non-exclusive.

The initial term of the License Agreement commences on the effective date of the License Agreement. Unless terminated earlier in accordance with the terms, the License Agreement will be perpetual. Either party may terminate the License Agreement, effective on written notice to the other party, if the other party materially breaches this License Agreement, and such breach remains uncured 30 days after the non-breaching party provides the breaching party with written notice of such breach, in which event, the non-breaching party will then deliver a second written notice to the breaching party terminating the License Agreement, in which event the License Agreement, and the licenses granted under the License Agreement, will terminate on the date specified in such second notice. Either party may terminate the License Agreement, effective immediately upon written notice to the other party, if the other party: (i) is unable to pay, or fails to pay, its debts as they become due; (ii) becomes insolvent, files or has filed against it, a petition for voluntary or involuntary bankruptcy or otherwise becomes subject, voluntarily or involuntarily, to any proceeding under any domestic or foreign bankruptcy or insolvency law; (iii) makes or seeks to make a general assignment for the benefit of its creditors; or (iv) applies for or has appointed a receiver, trustee, custodian, or similar agent appointed by order of any court of competent jurisdiction to take charge of or sell any material portion of its property or business.

We may terminate the License Agreement at any time upon 90 days’ notice to KR8 AI provided that, as a condition to such termination, we immediately cease using any Licensor Products. KR8 AI may terminate the License Agreement at any time upon 30 days’ notice to us if we fail to pay any portion of the “Initial License Fee,” as defined in the License Agreement.

Cash payments by us to KR8 AI are restricted by the terms of a legal settlement agreement with Smithline, which is more fully discussed in “Item 3. Legal Proceedings - Smithline Family Trust II vs. FOXO Technologies Inc. and Jon Sabes” herein.

Under the License Agreement, on January 19, 2024 we issued 1,300,000 shares of Class A Common Stock to KR8 AI.

Demand Promissory Notes

On September 19, 2023, we obtained a $247,233 loan from Andrew J. Poole, a director of the Company (the “September 2023 Loan”), to be used to pay for directors’ and officers’ insurance through October 2023. We issued to Mr. Poole a demand promissory note for $247,233 evidencing the September 2023 Loan (the “September 2023 Note”). The September 2023 Note does not bear interest. The September 2023 Note is due on demand, and in the absence of any demand, will be due one year from the issuance date. The September 2023 Note may be prepaid, in whole or in part, without penalty at any time.

On October 2, 2023, we obtained a $42,500 loan from Mr. Poole (the “October 2023 Loan”) to be used to pay for MSK’s legal fees through October 2023. We issued to Mr. Poole a demand promissory note for $42,500 evidencing the October 2023 Loan (the “October 2023 Note”). The October 2023 Loan accrues interest in arrears at a rate of 13.25% per annum. The principal sum of the October 2023 Note is due on demand, and in the absence of any demand, one year from the issuance date. The October 2023 Note may be prepaid, in whole or in part, without penalty at any time.

Delwinds

On February 23, 2022, Delwinds issued a promissory note in the principal amount of up to $2,000,000 to the Sponsor (the “Sponsor February Promissory Note”). The Sponsor February Promissory Note was issued in connection with advances the Sponsor has made to Delwinds for working capital expenses. As of the date of this Annual Report, $500,000 was still outstanding under the Sponsor February Promissory Note.

On February 24, 2022, in connection with the Business Combination, concurrent with the execution of the Merger Agreement, Andrew J. Poole, Delwinds’ Chairman and Chief Executive Officer, and The Gray Insurance Company, which is an affiliate of certain of Delwinds’ officers and directors (the “Backstop Investors”) entered into Backstop Subscription Agreements (the “Backstop Subscription Agreements”) pursuant to which the Backstop Investors agreed, subject to the terms and conditions of the Backstop Subscription Agreements, to purchase certain newly-issued shares of Class A Common Stock, contingent upon the occurrence of certain events, including the amount of Class A Common Stock redeemed upon consummation of the Business Combination and other contingencies. Concurrent and in connection with Delwinds entering into a Forward Purchase Agreement with Meteora Capital Partners or its affiliates, Delwinds and the Backstop Investors entered into revised Backstop Subscription Agreements (the “Revised Backstop Subscription Agreements”), the terms of which were also approved and agreed by Legacy FOXO. As a result of the terms of the Revised Backstop Subscription Agreements, the Backstop Investors did not subscribe for Delwinds shares concurrent with the consummation of the Business Combination pursuant to such agreements, in connection with Delwinds entering into the Forward Purchase Agreement with Meteora.

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

Legacy FOXO

Other than compensation arrangements, the following is a summary of the transactions and series of similar transactions since January 1, 2020, or any currently proposed transactions, to which Legacy FOXO was a participant or will be a participant, in which:

●	the amounts involved exceeded or will exceed $120,000; and

●	any of our directors, executive officers or holders of more than 5% of our voting securities, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Compensation arrangements for our directors and named executive officers are described elsewhere in this Annual Report.

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

Contractor Agreement

In October 2021, Legacy FOXO entered into a Contractor Agreement with Dr. Murdoc Khaleghi, one of its former directors, under which Dr. Khaleghi served as FOXO’s Chief Medical Officer. The Company paid Dr. Khaleghi $99,000 for the year ended December 31, 2022. Additionally, Dr. Khaleghi received 80,000 shares of the Company’s Class A Common Stock under the Management Contingent Share Plan related to his service under the Contractor Agreement with the Company recognizing $29,000 of expense during the year ended December 31, 2022. During the fourth quarter of 2022, Dr. Khaleghi and the Company paused services and payments under this agreement.

Indemnification Agreements

Section 145 of the DGCL authorizes a court to award, or a corporation’s board of directors to grant, indemnity to directors and officers in terms sufficiently broad to permit such indemnification under certain circumstances for liabilities, including reimbursement for expenses incurred, arising under the Securities Act.

The Charter provides for indemnification of the Company’s directors, officers, employees and other agents to the maximum extent permitted by the DGCL, and the Company Bylaws provide for indemnification of the Company’s directors, officers, employees and other agents to the maximum extent permitted by the DGCL.

In addition, we have entered and will enter into indemnification agreements with directors, officers, and some employees containing provisions which are in some respects broader than the specific indemnification provisions contained in the DGCL. The indemnification agreements will require the Company, among other things, to indemnify its directors against certain liabilities that may arise by reason of their status or service as directors and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Consulting Agreement

In April 2022, Legacy FOXO executed a consulting agreement (the “Consulting Agreement”) with Bespoke Growth Partners, Inc., a company controlled by Mark Peikin (the “Consultant”), which was subsequently amended on June 1, 2022. The Consultant was considered to be a related party of the Company as a holder of more than 5% of Legacy FOXO Class A Common Stock prior to the Business Combination. The agreement had a term of twelve months, over which the Consultant was to provide services that include, but are not limited to, advisory services relating to the implementation and completion of an event that will result in Legacy FOXO being publicly listed and subject to Exchange Act. Following the execution of the agreement, as compensation for such services to be rendered as well as related expenses over the term of the contract, the Consultant was paid a cash fee of $1,425. The Consulting Agreement also called for the payment of an equity fee as compensation for such services. Legacy FOXO issued 1,500,000 shares of Class A Common Stock to the Consultant. These shares were intended to convert into no less than 80,000 shares of Class A Common Stock of the Company after the consummation of the Business Combination. To the extent that adjustments to the Conversion Ratio reduced the Consultant’s converted shares to an amount less than 80,000, the Consultant was to be issued make-up shares to ensure they were the holder of 80,000 shares of the Company’s Class A Common Stock following the close of the Business Combination. The shares ultimately converted into 87,126 shares of the Company’s Class A Common Stock.

Policies for Approval of Related Person Transactions

Our Board reviews and approves transactions with related persons. Prior to our Board’s consideration of a transaction with a related person, the material facts as to the related person’s relationship or interest in the transaction are disclosed to the Board, and the transaction is not considered approved by the Board unless a majority of the directors who are not interested in the transaction approve the transaction.

We adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions.

A “Related Person Transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “related person” means:

●	any person who is, or at any time during the applicable period was, one of our officers or one of our directors;

●	any person who is known by us to be the beneficial owner of more than 5% of our voting stock;

●	any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, officer or a beneficial owner of more than 5% of its voting stock, and any person (other than a tenant or employee) sharing the household of such director, officer or beneficial owner of more than 5% of its voting stock; and

●	any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

We have policies and procedures designed to minimize potential conflicts of interest arising from any dealings it may have with its affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to its charter, the audit committee of the Board has the responsibility to review related party transactions.

Employment Arrangements

We have entered into interim employment agreements with our Interim Chief Executive Officer and Interim Chief Financial Officer, which are described above under Executive Compensation – Narrative Disclosure to the Summary Compensation Table – Agreements with Current Executive Officers.” See “Executive Compensation – Narrative Disclosure to the Summary Compensation Table – Agreements with Named Executive Officers” for a description of the terms and conditions of employment agreements by and between our predecessor companies and our former executive officers.

Simultaneously with the execution and delivery of the Merger Agreement, certain of our former executive officers who were executive officers of Legacy FOXO entered into Non-Competition Agreements in favor of Legacy FOXO and Delwinds and their respective present and future successors and direct and indirect subsidiaries. Under the Non-Competition Agreements, the Legacy FOXO executive officers signatory thereto agree not to compete with Delwinds, Legacy FOXO and their respective affiliates during the two-year period following the Closing and, during such two-year restricted period and not to solicit employees or customers of such entities. The Non-Competition Agreement also contains customary confidentiality and non-disparagement provisions.

Item 14. Principal Accountant Fees and Services

KPMG LLP (“KPMG”) served as our independent registered public accounting firm from September 20, 2022 following the Closing of the Business Combination until June 12, 2023, and as the independent registered public accounting firm of our predecessor, Legacy FOXO, from November 8, 2021 until June 12, 2023.

Effective June 12, 2023, the Audit Committee approved the appointment of EisnerAmper LLP (“EisnerAmper”) as our independent registered public accounting firm for the fiscal year ended December 31, 2023 and EisnerAmper served until January 3, 2024.

On December 29, 2023, we engaged Kreit & Chiu CPA LLP (“Kreit”) to serve as our independent registered public accounting firm for the year ended December 31, 2023.

The following is a summary of the fees and services provided by KPMG and EisnerAmper to FOXO and its predecessor, Legacy FOXO, for fiscal years 2023 and 2022:

	For the Fiscal Year Ended December 31,
	2023	2022
Audit Fees (1)	$373,236	$516,187
Audit-Related Fees (2)	110,675	704,219
Total(3)	$483,911	$1,220,406

1.	Audit Fees. Audit fees of 373,236 and $516,187 for KPMG and EisnerAmper for 2023 and 2022, respectively, were for professional services rendered for the audits of our financial statements, review of interim financial statements, and services that are normally provided by KPMG and EisnerAmper in connection with statutory and regulatory filings or engagements related to periods under their engagement.

2.	Audit-Related Fees. Audit-related fees consist of fees billed by KPMG and EisnerAmper for assistance with registration statements filed with the SEC and for assurance and related services that are reasonably related to performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. Fees of KPMG for the year ended December 31, 2022 included approximately $668,859 billed in connection with our business combination with Delwinds which closed on September 15, 2022.

3.	Neither KPMG nor EisnerAmper provided any non-audit or other professional services other than those reported under “Audit-Fees” and “Audit-Related Fees.”

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

All of the services provided by KPMG and EisnerAmper since the Closing of the Merger in September 2022, and fees for such services, were pre-approved by the audit committee in accordance with these standards.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements:

The following documents are filed as part of this Annual Report:

Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm, all of which are set forth on pages F-1 through F-47 of this Annual Report.

(a)(2) Financial Statement Schedules:

Financial statement schedules are omitted because they are not required, not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits:

Required exhibits are incorporated by reference or are filed with this Annual Report.

Exhibit No.	Description	Included	Form	Referenced Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated as of February 24, 2022, by and among Delwinds Insurance Acquisition Corp., FOXO Technologies Inc., DWIN Merger Sub Inc., and DIAC Sponsor LLC, in its capacity as Purchaser Representative thereunder.	By Reference	8-K	2.1	March 2, 2022

2.2	Amendment to Agreement and Plan of Merger, dated as of April 26, 2022, by and among Delwinds Insurance Acquisition Corp., FOXO Technologies Inc. and DIAC Sponsor LLC, in its capacity as Purchaser Representative.	By Reference	8-K	2.1	April 27, 2022

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of July 6, 2022, by and among Delwinds Insurance Acquisition Corp., FOXO Technologies Inc. and DIAC Sponsor LLC, in its capacity as Purchaser Representative.	By Reference	8-K	2.1	July 6, 2022

2.4	Amendment No. 3 to Agreement and Plan of Merger, dated as of August 12, 2022, by and among Delwinds Insurance Acquisition Corp., FOXO Technologies Inc. and DIAC Sponsor LLC, in its capacity as Purchaser Representative.	By Reference	8-K	2.1	August 12, 2022

2.5	Merger Agreement, dated January 10, 2023, by and between (i) FOXO Technologies Inc., (ii) FOXO Life Insurance Company (fake Memorial Insurance Company of America), (iii) FOXO Life, LLC and (iv) Security National Life Insurance Company.	By Reference	8-K	2.1	January 12, 2023

3.1	Certificate of Incorporation of FOXO Technologies Inc.	By Reference	8-K	3.1	September 21, 2022

3.2	Certificate of Amendment to Certificate of Incorporation of FOXO Technologies Inc. filed October 31, 2023.	By Reference	8-K	3.1	November 2, 2023

3.3	Bylaws of FOXO Technologies Inc.	By Reference	8-K	3.2	September 21, 2022

4.1	Warrant Agreement, dated December 10, 2020, between Delwinds and Continental Stock Transfer & Trust Company, as Warrant Agent.	By Reference	8-K	4.1	December 16, 2020

4.2	Form of Assumed Warrant.	By Reference	8-K	4.2	September 21, 2022

4.3	Form of 15% Senior Promissory Note.	By Reference	8-K	4.3	September 21, 2022

4.4	Demand Promissory Note.	By Reference	8-K	10.3	September 19, 2023

4.5	Demand Promissory Note 2.	By Reference	8-K	4.1	October 5, 2023

10.1	Investment Management Trust Agreement, dated December 10, 2020, by and between the Delwinds and Continental Stock Transfer & Trust Company, as trustee.	By Reference	8-K	10.2	December 16, 2020

10.2	Registration Rights Agreement, dated December 10, 2020, by and among Delwinds and certain security holders.	By Reference	8-K	10.3	December 16, 2020

10.3	Securities Subscription Agreement, dated May 28, 2020, by and between Delwinds and DIAC Sponsor LLC.	By Reference	S-1	10.5	September 11, 2020

10.4	Form of Backstop Subscription Agreements, dated February 24, 2022, by and between Delwinds and the Subscription investors thereto.	By Reference	8-K	10.6	March 2, 2022

10.5	FOXO Technologies Inc. 2022 Equity Incentive Plan, as amended.	By Reference	8-K	10.5	May 30, 2023

10.6	2022 Management Contingent Share Plan (including Notice of Grant)	By Reference	S-4/A	10.9	August 26, 2022

10.7	FOXO Technologies Inc. 2020 Equity Incentive Plan.	By Reference	8-K	10.7	September 21, 2022

10.8	Form of FOXO Technologies Inc. 2020 Equity Incentive Plan Award Agreements.	By Reference	8-K	10.8	September 21, 2022

10.9	Common Stock Purchase Agreement, dated as of February 24, 2022, by and between Delwinds and Cantor.	By Reference	8-K	10.4	March 2, 2022

10.10	Registration Rights Agreement, dated as of February 24, 2022, by and between Delwinds and Cantor.	By Reference	8-K	10.5	March 2, 2022

10.11	Form of Lock-Up Agreement, dated as of February 24, 2022, by and among Delwinds, the Purchaser Representative and the stockholders of FOXO party thereto.	By Reference	8-K	10.2	March 2, 2022

10.12	Form of Voting Agreement, dated as of February 24, 2022, by and among Delwinds, FOXO and the stockholders of FOXO party thereto.	By Reference	8-K	10.1	March 2, 2022

10.13	Form of Non-Competition Agreement, effective as of February 24, 2022, by and among Delwinds, FOXO and the stockholders of FOXO party thereto.	By Reference	8-K	10.3	March 2, 2022

10.14	Forward Share Purchase Agreement, dated September 13, 2022, by and between (i) Delwinds, (ii) Meteora Special Opportunity Fund I, LP, a Delaware limited partnership (“MSOF”), (iii) Meteora Select Trading Opportunities Master, LP, a Cayman Islands limited partnership (“MSTO”) and (iv) Meteora Capital Partners, LP, a Delaware limited partnership.	By Reference	8-K	10.14	September 21, 2022

10.15+	Form of Revised Backstop Subscription Agreement, dated September 13, 2022.	By Reference	8-K	10.15	September 21, 2022

10.16	Insider Letter Amendment.	By Reference	8-K	10.16	September 21, 2022

10.17*	Form of Indemnification Agreement.	By Reference	8-K	10.17	September 21, 2022

10.18+	Form of Senior Promissory Note Purchase Agreement.	By Reference	8-K	10.18	September 21, 2022

10.19	Placement Agency Agreement.	By Reference	8-K	10.19	September 21, 2022

10.20	Form of Lock-Up Release Agreement.	By Reference	8-K	10.20	September 21, 2022

10.21+	Form of Securities Purchase Agreement, dated as of January 25 2021, by and among FOXO Technologies Inc. (now known as FOXO Technologies Operating Company) and purchaser signatories thereto.	By Reference	10-Q	10.10	November 21, 2022

10.22*	Employment Agreement of Jon Sabes.	By Reference	10-Q	10.11	November 21, 2022

10.23*	Tyler Danielson’s Offer Letter.	By Reference	10-Q	10.12	November 21, 2022

10.24*	Employment Agreement of Robby Potashnick.	By Reference	10-Q	10.13	November 21, 2022

10.25*	Amended and Restated Employment Agreement of Brian Chen.	By Reference	S-1	10.25	December 23, 2022

10.26*	Michael Will’s Offer Letter.	By Reference	10-Q	10.15	November 21, 2022

10.27	Amended and Restated Securities Purchase Agreement.	By Reference	8-K	10.1	May 30, 2023

10.28	Exchange Offer General Release Agreement.	By Reference	8-K	10.2	May 30, 2023

10.29	Amendment No. 1 to Senior Promissory Note Purchase Agreement.	By Reference	8-K	10.3	May 30, 2023

10.30	PIK Note Offer to Amend General Release Agreement.	By Reference	8-K	10.4	May 30, 2023

10.31	Form of General Release Agreement.	By Reference	8-K	10.1	June 22, 2023

10.32	Form of Stock Purchase Agreement.	By Reference	8-K	10.1	July 20, 2023

10.33	Form of Registration Rights Agreement.	By Reference	8-K	10.2	July 20, 2023

10.34	Shares for Services Agreement, dated as of September 19, 2023, by and between FOXO Technologies Inc. and Mitchell Silberberg & Knupp LLP.	By Reference	8-K	10.1	September 19, 2023

10.35	Shares for Services Agreement, dated as of September 19, 2023, by and between FOXO Technologies Inc. and Joseph Gunner & Co., LLC.	By Reference	8-K	10.5	October 16, 2023

10.36*	Interim Employment Agreement of Mark White.	By Reference	8-K	10.4	September 19, 2023

10.37*	Interim Employment Agreement of Martin Ward.	By Reference	8-K	10.5	September 19, 2023

10.38	Strata Purchase Agreement, dated as of October 13, 2023, by and between the Company and ClearThink Capital Partners, LLC.	By Reference	8-K	10.1	October 16, 2023

10.39	Supplement to Strata Purchase Agreement, dated as of October 13, 2023, by and between the Company and ClearThink Capital Partners, LLC.	By Reference	8-K	10.2	October 16, 2023

10.40	Securities Purchase Agreement, dated as of October 13, 2023, by and between the Company and ClearThink Capital Partners, LLC.	By Reference	8-K	10.3	October 16, 2023

10.41	Registration Rights Agreement, dated as of October 13, 2023, by and between the Company and ClearThink Capital Partners, LLC.	By Reference	8-K	10.4	October 16, 2023

10.42	Strata Purchase Agreement, dated as of February 1, 2024, by and between the Company and ClearThink Capital Partners, LLC.	By Reference	8-K	99.1	February 7, 2024

10.43	Registration Rights Agreement, dated as of February 1, 2024, by and between the Company and ClearThink Capital Partners, LLC.	By Reference	8-K	99.2	February 7, 2024

10.44	Master Software and Services Agreement with KR8 AI Inc. effective January 12, 2024	By Reference	8-K	99.1	January 19, 2024

10.45	Settlement Agreement, dated November 7, 2023, by and between Smithline Family Trust II, as Assignee of Puritan Partners LLC, on the one hand, and FOXO Technologies Inc. and its subsidiaries, on the other hand.	By Reference	8-K	10.1	November 13, 2023

10.46	Mutual Release, dated November 7, 2023, by and between Smithline Family Trust II, Puritan Partners LLC, and FOXO Technologies Inc.	By Reference	8-K	10.2	November 13, 2023

10.47	Letter Agreement, dated October 29, 2023, by and between FOXO Technologies Inc. and KR8 AI Inc.	By Reference	8-K	10.1	November 2, 2023

10.48	Finder’s Fee Agreement, dated as of October 9, 2023, between the Company and J.H. Darbie & Co., Inc.	By Reference	S-1/A	10.42	October 25, 2023

14.1	Code of Conduct and Ethics.	By Reference	8-K	14.1	September 21, 2022

16.1	Letter from Grant Thornton LLP to the SEC dated September 21, 2022.	By Reference	8-K	16.1	September 21, 2022

16.2	Letter dated June 15, 2023 from KPMG LLP to the U.S. Securities and Exchange Commission.	By Reference	8-K	16.1	June 15, 2023

16.3	Letter from EisnerAmper LLP Dated January 5, 2024 Regarding Change in Certifying Accountant	By Reference	8-K	16.1	January 5, 2024

21.1	List of Subsidiaries.	By Reference	10-K	21.1	March 31, 2023

23.1	Consent of KPMG LLP, former independent registered public accounting firm of FOXO Technologies Inc.	By Reference	S-1	23.1	October 18, 2023

23.2	Consent of Mitchell Silberberg & Knupp LLP	By Reference	S-1	23.2	October 18, 2023

23.3	Consent of KPMG LLP, former independent registered public accounting firm of FOXO Technologies Inc.	By Reference	S-1	23.1	August 25, 2023

23.4	Consent of Mitchell Silberberg & Knupp LLP	By Reference	S-1	23.2	August 25, 2023

23.5	Consent of KPMG LLP, former independent registered public accounting firm of FOXO Technologies Inc.	By Reference	S-1/A	23.1	July 31, 2023

23.6	Consent of Mitchell Silberberg & Knupp LLP	By Reference	S-1	23.2	July 21, 2023

23.7	Consent of KPMG LLP, former independent registered public accounting firm of FOXO Technologies Inc.	Filed Herewith

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1#	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

97.1	Clawback Policy	Filed Herewith

101.INS	Inline XBRL Instance Document.	Filed Herewith

101.SCH	Inline XBRL Taxonomy Extension Schema.	Filed Herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed Herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed Herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	Filed Herewith

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

*	Indicates management contract or compensatory plan or arrangement.

#	Furnished not filed.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th the day of June, 2024.

FOXO TECHNOLOGIES INC.

By:	/s/ Mark White
Mark White
Interim Chief Executive Officer (Principal Executive Officer)

By:	/s/ Martin Ward
Martin Ward
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Mark White	Interim Chief Executive Officer and Director	June 6, 2024
Mark White	(Principal Executive Officer)

/s/ Martin Ward	Interim Chief Financial Officer	June 6, 2024
Martin Ward	(Principal Financial and Accounting Officer)

/s/ Francis Colt deWolf III	Director	June 6, 2024
Francis Colt deWolf III

/s/ Bret Barnes	Director	June 6, 2024
Bret Barnes

FOXO TECHNOLOGIES INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
FOXO Technologies Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of FOXO Technologies Inc. and subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered continued negative cash flows and losses from operations, and has stated that substantial doubt exists about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

We served as the Company’s auditor from 2021 to 2023.

Minneapolis, Minnesota

March 30, 2023

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

FOXO Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of FOXO Technologies Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2023, and the related statements of operations, stockholders’ (deficit) equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company has a negative working capital and shareholders’ deficiency of $14,103,000 and $14,100,000, respectively as of December 31, 2023. The Company has incurred recurring losses and sustained a net loss of $26,451,000 and $95,255,000 for the years ended December 31, 2023 and 2022, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Kreit & Chiu CPA LLP

We have served as the Company’s auditor since 2023.

New York, New York

June 6, 2024

FOXO technologies inc. and subsidiaries

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$38	$5,515
Supplies	-	1,313
Prepaid expenses	86	2,686
Prepaid consulting fees	-	2,676
Other current assets	109	114
Total current assets	233	12,304
Reinsurance recoverables	-	18,573
Intangible assets, net	378	2,043
Cloud computing arrangements, net	-	2,225
Other assets	114	263
Total assets	$725	$35,408

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$4,556	$3,466
Related parties payable and promissory notes	1,591	500
Senior PIK Notes	4,203	1,409
Accrued severance	1,696	1,045
Accrued settlement	2,260	-
Accrued and other liabilities	30	493
Total current liabilities	14,336	6,913
Warrant liabilities	8	311
Senior PIK Notes	-	1,730
Policy reserves	-	18,573
Other liabilities	481	1,173
Total liabilities	14,825	28,700
Commitments and contingencies (Note 15)
Stockholders’ (deficit) equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued or outstanding as of December 31, 2023 and 2022	-	-
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 7,646,032 and 2,966,967 shares issued, respectively, and 7,646,032 and 2,752,890 shares outstanding, respectively, as of December 31, 2023 and December 31, 2022	1	-
Treasury stock, at cost, 0 and 214,077 shares issued and outstanding as of December 31, 2023 and 2022, respectively	-	-
Additional paid-in capital	162,959	153,939
Accumulated deficit	(177,060)	(147,231)
Total stockholders’ (deficit) equity	(14,100)	6,708
Total liabilities and stockholders’ (deficit) equity	$725	$35,408

See accompanying Notes to Consolidated Financial Statements

Foxo Technologies INc. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2023	2022
Total revenue	$145	$511
Cost of sales	132	344
Gross profit	13	167
Operating expenses:
Research and development	901	3,047
Management contingent share plan	(732)	10,091
Impairments of intangible assets and cloud computing arrangements	2,633	1,370
Selling, general and administrative	19,399	25,826
Total operating expenses	22,201	40,334
Loss from operations	(22,188)	(40,167)
Non-cash change in fair value of convertible debentures	-	(28,180)

Change in fair value of warrant liabilities	303	2,076
Loss from PIK Note Amendment and 2022 Debenture Release	(3,521)	-
Forward purchase agreement expense	-	(27,337)
Interest expense	(1,064)	(1,440)
Other income (expense), net	19	(207)
Total non-operating expense	(4,263)	(55,088)
Loss before income taxes	(26,451)	(95,255)
Provision for income taxes	-	-
Net loss	(26,451)	(95,255)
Deemed dividends related to the Exchange Offer and trigger of down round provisions of Assumed Warrants	(3,378)	-
Net loss to common stockholders	$(29,829)	$(95,255)
Net loss per Class A Common Stock, basic and diluted	$(7.08)	$(84.00)

See accompanying Notes to Consolidated Financial Statements

FOXO TECHNOLOGIES INC. and subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Dollars in thousands)

	FOXO Technologies Operating Company						FOXO Technologies Inc.
	Series A Preferred Stock		Common Stock (Class A)		Common Stock (Class B)		Common Stock (Class A)		Treasury Stock	Additional Paid-in-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Deficit	Total
Balance, December 31, 2021	8,000,000	$21,854	30,208	$-	2,000,000	$-	-	$-	-	$4,902	$(51,976)	$(25,220)
Activity prior to the business combination:
Net loss	-	-	-	-	-	-	-	-	-	-	(45,437)	(45,437)
Lease contributions	-	-	-	-	-	-	-	-	-	225	-	225
Equity-based compensation	-	-	-	-	-	-	-	-	-	716	-	716
Warrant repurchase	-	-	-	-	-	-	-	-	-	(507)	-	(507)
Issuance of shares for exercised stock options	-	-	14,946	-	-	-	-	-	-	-	-	-
Issuance of shares for consulting agreement	-	-	1,500,000	-	-	-	-	-	-	6,900	-	6,900
Effects of the business combination:												-
Conversion of Series A Preferred Stock	(8,000,000)	(21,854)	8,000,000	-	-	-	-	-	-	21,854	-	-
Conversion of Bridge Loans	-	-	15,172,729	-	-	-	-	-	-	88,975	-	88,975
Conversion of Class B Common Stock	-	-	2,000,000	-	(2,000,000)	-	-	-	-	-	-	-
Conversion of existing Class A Common Stock	-	-	(26,717,883)	-	-	-	1,551,871	-	-	1	-	1
Reverse recapitalization	-	-	-	-	-	-	814,348	-	-	19,689	-	19,689
Activity after the business combination:												-
Net loss	-	-	-	-	-	-	-	-	-	-	(49,818)	(49,818)
Equity-based compensation	-	-	-	-	-	-	551,700	-	-	10,364	-	10,364
Cantor Commitment Fee	-	-	-	-	-	-	19,048	-	-	1,600	-	1,600
Vendor share issuance	-	-	-	-	-	-	30,000	-	-	376	-	376
Share repurchase and forward purchase agreement settlement	-	-	-	-	-	-	-	-	(214,077)	(1,156)	-	(1,156)
Balance, December 31, 2022	-	$-	-	$-	-	$-	2,966,967	$-	(214,077)	$153,939	$(147,231)	$6,708

Net loss to common stockholders											(29,829)	(29,829)
Stock-based compensation	-	-	-	-	-	-	(419,132)	-	-	(269)	-	(269)
Private placements, net of issuance costs	-	-	-	-	-	-	2,208,376	1		862	-	863
Warrants issued is private placement	-	-	-	-	-	-	-	-	-	12	-	12
Issuance of shares to offers and employees	-	-	-	-	-	-	598,670	-	-	650	-	650
Issuance of shares to MSK	-	-	-	-	-	-	292,867	-	-	234	-	234
Common Stock Issuable Under Shares for Services Agreement										409		409
Issuance of shares to Joseph Gunnar	-	-	-	-	-	-	276,875	-	-	221	-	221
2022 Debenture Release	-	-	-	-	-	-	703,500	-	-	2,182	-	2,182
PIK Note Amendment	-	-	-	-	-	-	432,188	-	-	1,339	-	1,339
Exchange Offer	-	-	-	-	-	-	795,618	-	-	2,466	-	2,466
Deemed dividend from trigger of down round provisions of Assumed Warrants	-	-	-	-	-	-	-		-	912	-	912
Treasury stock	0	0	-	-	-	-	(214,077)	-	214,077	-	-	-
Reverse stock split adjustments			-	-	-	-	4,180	-	-	2	-	2
Balance, December 31, 2023	-	$-	-	$-	-	$-	7,646,032	$1	-	$162,959	$(177,060)	$(14,100)

See accompanying Notes to Consolidated Financial Statements

FOXO TECHNOLOGIES INC. and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,451)	$(95,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,279	1,487
Loss from PIK Note Amendment and 2022 Debenture Release	3,521	-
Impairment charges	2,633	1,370
Equity-based compensation	381	11,035
Cantor commitment fee paid in common stock	-	1,600
Loss on settlement of the forward purchase agreement paid in common stock	-	270
Release of forward purchase agreement collateral upon cancellation	-	26,773
Vendor share issuance paid in common stock	-	376
Amortization of consulting fees paid in common stock	2,221	4,679
Common stock issued and issuable under Shares for Services Agreements	865	-
Change in fair value of convertible debentures	-	28,180
Change in fair value of warrants	(303)	(2,076)
Conversion of accrued interest	-	593
PIK interest	616	130
Amortization of debt issuance costs	448	91
Contributions in the form of rent payments	-	225
Amortization of right-of-use assets	-	28
Accretion of operating lease liabilities	-	(28)
Recognition of prepaid offering costs upon election of fair value option	-	107
Other	125	6
Changes in operating assets and liabilities:
Supplies	1,313	(1,018)
Prepaid expenses and consulting fees	3,055	(2,832)
Other current assets	5	(91)
Other assets	-	(100)
Cloud computing arrangements	-	(1,773)
Reinsurance recoverables	18,573	890
Accounts payable	1,297	127
Accrued and other liabilities	2,350	2,336
Policy reserves	(18,573)	(890)
Net cash used in operating activities	(6,645)	(23,760)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(110)
Development of internal use software	-	(1,760)
Net cash used in investing activities	-	(1,870)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	-	28,000
Warrant repurchase	-	(507)
Senior PIK Notes proceeds	-	3,458
Reverse recapitalization proceeds	-	23,237
Forward purchase agreement	-	(30,561)
Forward purchase agreement collateral release	-	2,362
Private placements	1,176	-
Deferred offering costs	(299)	(540)
Related parties promissory notes/payables	291	(1,160)
Net cash provided by financing activities	1,168	24,289
Net change in cash and cash equivalents	(5,477)	(1,341)
Cash and cash equivalents at beginning of period	5,515	6,856
Cash and cash equivalents at end of period	$38	$5,515

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debt	$-	$88,382
Deemed dividends related to the Exchange Offer and trigger of down round provisions of Assumed Warrants	$3,378	$-
PIK Note Amendment	$1,339	$-
2022 Debenture Release	2,182	$-
Conversion of preferred stock	$-	$21,854
Accrued internal use software	$-	$239
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$-	$1,219
Cash paid for income taxes	$-	$-

See accompanying Notes to Consolidated Financial Statements

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 1 DESCRIPTION OF BUSINESS

FOXO Technologies Inc. (“FOXO” or the “Company”), formerly known as Delwinds Insurance Acquisition Corp. (“Delwinds”), a Delaware corporation, was originally formed in April 2020 as a publicly traded special purpose company for the purpose of effecting a merger, capital stock exchange, asset acquisition, reorganization, or similar business combination involving one or more businesses. FOXO is commercializing epigenetic biomarker technology to support groundbreaking scientific research and disruptive next-generation business initiatives. The Company applies automated machine learning and artificial intelligence (“AI”) technologies to discover epigenetic biomarkers of human health, wellness and aging. On October 29, 2023, the Company entered into a Letter Agreement with KR8 AI Inc. to develop a Direct-to-Consumer app (iOS and Android) combining its AI Machine Learning technology to provide a commercial application of FOXO’s epigenetic biomarker technology as a subscription consumer engagement platform. The Letter Agreement limits the distribution of any such apps to consumers in North America. In January 2024, the Letter Agreement was replaced by a definitive license agreement as more fully discussed in Note 17.

Segments

The Company manages and classifies its business into two reportable business segments, FOXO Labs and FOXO Life. While Company has decided to pause sales of new life insurance products, it still intends to continue to classify its business into the two reportable business segments.

The Business Combination

On February 24, 2022, Delwinds entered into a definitive Agreement and Plan of Merger, dated as of February 24, 2022, as amended on April 26, 2022, July 6, 2022 and August 12, 2022 (the “Merger Agreement”), with FOXO Technologies Inc., now known as FOXO Technologies Operating Company (“FOXO Technologies Operating Company”), DWIN Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Delwinds (“Merger Sub”), and DIAC Sponsor LLC (the “Sponsor”), in its capacity as the representative of the stockholders of Delwinds from and after the closing (the “Closing”) of the transactions contemplated by the FOXO Transaction Agreement (collectively, the “Transaction” or the “Business Combination”). Simultaneously with the execution of the Merger Agreement, Delwinds entered into a Common Stock Purchase Agreement (the “ELOC Agreement”) with CF Principal Investments LLC (the “Cantor Investor”), pursuant to which, assuming satisfaction of certain conditions and subject to limitations set forth in the ELOC Agreement, the Company would have the right, from time to time to sell the Cantor Investor up to $40,000 in shares of the Company’s Class A common stock (the “Class A Common Stock”) until the first day of the next month following the 36-month anniversary of when the Securities and Exchange Commission (“SEC”) had declared effective a registration statement covering the resale of such shares of the Company’s Class A Common Stock or until the date on which the facility had been fully utilized, if earlier. The ELOC Agreement was subsequently cancelled. See Note 7 for additional information about the ELOC Agreement.

The Business Combination was approved by Delwinds’ stockholders on September 14, 2022, and closed on September 15, 2022 (the “Closing Date”) whereby Merger Sub merged into FOXO Technologies Operating Company, with FOXO Technologies Operating Company surviving the merger as a wholly owned subsidiary of the Company (the “Combined Company”), and with FOXO Technologies Operating Company security holders becoming security holders of the Combined Company. Immediately upon the Closing, the name of Delwinds was changed to FOXO Technologies Inc.

Following the Closing, FOXO is a holding company whose wholly-owned subsidiary, FOXO Technologies Operating Company, conducts all of the core business operations. FOXO Technologies Operating Company maintains its two wholly-owned subsidiaries, FOXO Labs Inc. and FOXO Life, LLC. FOXO Labs maintains a wholly-owned subsidiary, Scientific Testing Partners, LLC, while FOXO Life Insurance Company was a wholly-owned subsidiary of FOXO Life, LLC. On February 3, 2023, the Company sold FOXO Life Insurance Company as more fully discussed in Note 13. References to “FOXO” and the “Company” in these consolidated financial statements refer to FOXO Technologies Operating Company and its wholly-owned subsidiaries prior to the Closing and FOXO Technologies Inc. following the Closing.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

In accordance with the terms of the Merger Agreement, at Closing, the Company (i) acquired 100% of the issued and outstanding FOXO Technologies Operating Company Class A common stock (the “FOXO Class A Common Stock”) in exchange for equity consideration in the form of the Company’s Class A Common Stock, and (ii) acquired 100% of the issued and outstanding shares of FOXO Technologies Operating Company Class B common stock (the “FOXO Class B Common Stock”) in exchange for equity consideration in the form of the Company’s Class A Common Stock.

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

As a result of and upon the Closing, among other things, (1) all outstanding shares of FOXO Class A Common Stock (after giving effect to the conversion of the FOXO Preferred Stock, the 2021 Bridge Debentures, and 2022 Bridge Debentures into shares of FOXO Class A Common Stock) and FOXO Class B Common Stock were converted into 1,551,871 shares of the Company’s Class A Common Stock, (2) all FOXO options and FOXO warrants outstanding immediately before the Closing (“Assumed Options” and “Assumed Warrants”, as applicable) were assumed and converted, subject to adjustment pursuant to the terms of the Merger Agreement, into options and warrants, respectively, of the Company, exercisable for shares of the Company’s Class A Common Stock and (3) other than the Assumed Options and Assumed Warrants, all other convertible securities and other rights to purchase capital stock of FOXO Technologies Operating Company were retired and terminated, if they were not converted, exchanged or exercised for FOXO Technologies Operating Company stock immediately prior the Closing.

Note 2 GOING CONCERN AND MANAGEMENT’S PLAN

Under Accounting Standards Codification (“ASC”), Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Management has assessed the Company’s ability to continue as a going concern in accordance with the requirement of ASC 205-40.

The Company’s history of losses requires management to critically assess its ability to continue operating as a going concern. For the years ended December 31, 2023 and 2022, the Company incurred net loss to common stockholders of $29,829 and $95,255, respectively. As of December 31, 2023, the Company had a working capital deficit and an accumulated deficit of $14,103 and $14,100, respectively. Cash used in operating activities for the years ended December 31, 2023 and 2022 was $6,645 and $23,760, respectively. As of December 31, 2023, the Company had $38 of available cash and cash equivalents.

The Company’s ability to continue as a going concern is dependent on generating revenue, raising additional equity or debt capital, reducing losses and improving future cash flows. The Company will continue ongoing capital raise initiatives and has demonstrated previous success in raising capital to support its operations. For instance, in the first and second quarters of 2022, the Company issued convertible debentures for $28,000 that subsequently converted to equity. The Company also completed its transaction with Delwinds that was initially intended to provide up to $300,000 of capital to the Company. An equity line of credit agreement, a backstop agreement, and forward purchase agreement were also part of the Business Combination and were intended to provide capital. Ultimately, the series of transactions associated with the Business Combination did not result in any net proceeds for the Company. Additionally, the Company is unlikely to receive proceeds from the exercise of outstanding warrants as a result of the difference between the current trading price of the Company’s Class A Common Stock and the exercise price of the warrants.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

During the first quarter of 2023, the Company completed the sale of FOXO Life Insurance Company in order to gain access to the cash held as statutory capital and surplus at FOXO Life Insurance Company. See Note 13 for more information. The Company used the cash previously held at FOXO Life Insurance Company to fund its operations as it continues to (i) pursue additional avenues to capitalize the Company and (ii) commercialize its products to generate revenue. See Note 5 for information on the PIK Note Offer to Amend and Note 7 for information on the Exchange Offer both of which were structured to allow the Company to more easily raise capital. See Note 7 for information on private placements during 2023 and Note 17 for information on debt and equity financings entered into subsequent to December 31, 2023.

Compliance with NYSE American Continued Listing Requirements

On April 17, 2024, the Company received an official notice of noncompliance from the New York Stock Exchange (“NYSE”) stating that it was not in compliance with NYSE American continued listing standards due to the failure to timely file its Annual Report on Form 10-K for the year ended December 31, 2023 (the “Delinquent Report”) by the filing due date of April 16, 2024 (the “Filing Delinquency”).

During the six-month period from the date of the Filing Delinquency (the “Initial Cure Period”), the NYSE will monitor the Company and the status of the Delinquent Report and any subsequent delayed filings, including through contact with the Company, until the Filing Delinquency is cured. If the Company fails to cure the Filing Delinquency within the Initial Cure Period, the NYSE may, in the NYSE’s sole discretion, allow the Company’s securities to be traded for up to an additional six-month period (the “Additional Cure Period”) depending on its specific circumstances. If the NYSE determines that an Additional Cure Period is not appropriate, suspension and delisting procedures will commence in accordance with the procedures set out in Section 1010 of the NYSE American Company Guide. If the NYSE determines that an Additional Cure Period of up to six months is appropriate and the Company fails to file its Delinquent Report and any subsequent delayed filings by the end of that period, suspension and delisting procedures will generally commence. An issuer is not eligible to follow the procedures outlined in Section 1009 with respect to these criteria.

Notwithstanding the foregoing, however, the NYSE may in its sole discretion decide (i) not to afford the Company any Initial Cure Period or Additional Cure Period, as the case may be, at all or (ii) at any time during the Initial Cure Period or Additional Cure Period, to truncate the Initial Cure Period or Additional Cure Period, as the case may be, and immediately commence suspension and delisting procedures if the Company is subject to delisting pursuant to any other provision of the Company Guide, including if the NYSE believes, in the NYSE’s sole discretion, that continued listing and trading of an issuer’s securities on the NYSE is inadvisable or unwarranted in accordance with Sections 1001-1006 hereof.

There can be no assurance that the Company will ultimately regain compliance with all applicable NYSE American listing standards.

On June 12, 2023, the Company received an official notice of noncompliance (the “NYSE American Notice”) from NYSE Regulation stating that the Company is below compliance with Section 1003(a)(i) in the NYSE American Company Guide since the Company reported stockholders’ deficit of $30 at March 31, 2023, and losses from continuing operations and/or net losses in its two most recent fiscal years ended December 31, 2022. As required by the NYSE American Notice, on July 12, 2023, the Company submitted a compliance plan (the “Plan”) to NYSE advising of actions it has taken or will take to regain compliance with the NYSE American continued listing standards by December 12, 2024, and if NYSE accepts the Plan, the Company will have until December 12, 2024 to comply with the Plan. Should the Plan not be accepted, or the Company be unable to comply with the Plan, then it may make it more difficult for the Company to raise capital and the Company will be delisted in the event it is unable to cure the noncompliance by December 12, 2024.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

As previously disclosed, on September 20, 2022, the Company issued to certain investors 15% Senior Promissory Notes (the “Senior PIK Notes”) in an aggregate principal amount of $3,457, each with a maturity date of April 1, 2024 (the “Maturity Date”). Pursuant to the terms of the Senior PIK Notes, commencing on November 1, 2023, and on each one-month anniversary thereof, the Company is required to pay the holders of the Senior PIK Notes an equal amount until their outstanding principal balance has been paid in full on the Maturity Date, or, if earlier, upon acceleration or prepayment of the Senior PIK Notes in accordance with their terms. The Company failed to make the payments due on November 1, 2023 and on each one-month anniversary thereof, which constitutes an event of default under the Senior PIK Notes. The Company is in discussions with the holders of the Senior PIK Notes with respect to certain amendments to the Senior PIK Notes to cure the event of default. However, there has been no agreement with the Senior PIK Note holders that would cure the event of default. The Senior PIK Notes and the event of default are more fully discussed in Note 5.

However, the Company can provide no assurance that these actions will be successful or that additional sources of financing will be available on favorable terms, if at all. As such, until additional equity or debt capital is secured and the Company begins generating sufficient revenue, there is substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the issuance of these consolidated financial statements. In the event that the Company is unable to secure additional financing by the end of the third quarter of 2024, it may be unable to fund its operations and will be required to evaluate further alternatives, which could include further curtailing or suspending its operations, selling the Company, dissolving and liquidating its assets or seeking protection under the bankruptcy laws. A determination to take any of these actions could occur at a time that is earlier than when the Company would otherwise exhaust its cash resources.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Pursuant to the Business Combination, the acquisition of FOXO Technologies Operating Company by Delwinds was accounted for as a reverse recapitalization (the “Reverse Recapitalization”) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under this method, Delwinds was treated as the “acquired” company for financial reporting purposes. For accounting purposes, the Reverse Recapitalization was treated as the equivalent of FOXO Technologies Operating Company issuing equity securities for the net assets of Delwinds, accompanied by a recapitalization. The net assets of Delwinds are stated at historical cost, with no goodwill or other intangible asset being recorded. The assets, liabilities and results of operations prior to the Reverse Recapitalization are those of FOXO Technologies Operating Company.

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

COMPREHENSIVE LOSS

During the years ended December 31, 2023 and 2022, comprehensive loss was equal to the net loss amounts presented in the consolidated statements of operations.

REVERSE STOCK SPLIT

On October 31, 2023, the Company amended its Second Amended and Restated Certificate of Incorporation, as amended, to implement a 1-for-10 reverse stock split, such that every ten shares of the Company’s Class A Common Stock will be combined into one issued and outstanding share of the Company’s Class A Common Stock, with no change in the $0.0001 par value per share (the “Reverse Stock Split”).

The Company effected the Reverse Stock Split on November 6, 2023 at 4:01pm Eastern Time of its issued and outstanding shares of Class A Common Stock, which was previously approved by stockholders at the Company’s annual meeting of stockholders held on May 26, 2023 to regain compliance with Section 1003(f)(v) of the NYSE Company Guide.

Trading reopened on November 7, 2023, which is when the Class A Common Stock began trading on a post reverse stock split basis. All share information included in these financial statements has been reflected as if the Reverse Stock Split occurred as of the earliest period presented.

RECLASSIFICATION

The Company has reclassified an impairment loss presented in the consolidated statement of operations for the year ended December 31, 2022 for comparison purposes.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions, third-party evaluations, and various other assumptions that management believes are reasonable under the circumstances. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized. All revisions to accounting estimates are recognized in the period in which the estimates are revised. A description of each critical estimate is incorporated within the discussion of the related accounting policies which follow.

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

WRITE OFFS OF SUPPLIES AND FIXED ASSETS

Included in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2023 was a write off of supplies totaling $1,313. The supplies consisted of Epic + arrays that were used to process epigenetic data and were purchased in 2022, and mouse arrays, as well as associated saliva test kits. The Epic + arrays had two components. The first being the actual array that was used in processing, as well as the reagents (liquids) to work with the saliva. While the reagents had an “expiration” date based on warranties, the Company had gone through testing on older arrays and determined that arrays have a longer shelf life than the expiration date of the reagents. The Company performed this testing periodically to make sure results from “old” arrays were not skewed. The expiration date essentially relates to the expiration of a warranty from the manufacturer. Further, with the Company’s commercial lab partners (e.g. Tempus and Neogen), fresh reagents are continuously used in their labs that could allow the Company to use the arrays beyond their expiration date. However, as of the fourth quarter of 2023, the Company had completed all of its open projects that use these arrays and it did not have any contracts in the near future for additional projects. As such, since the Company did not have any upcoming plans for these arrays, it determined it was appropriate to write off the remaining arrays as of December 31, 2023. As with the Epic + arrays, the mouse arrays were outside of their warranty period and the Company no longer possessed the necessary items needed to process these arrays. This rendered the mouse arrays useless and, as such, they were written off as of December 31, 2023. In addition, during the year ended December 31, 2023, the Company wrote off $23 of net book value of fixed assets, consisting of furniture and fixtures and computer and office equipment, which were no longer in use. Fixed assets are presented in other assets on the consolidated balance sheets. There were no write offs of supplies or fixed assets during the year ended December 31, 2022.

IMPAIRMENT OF INTANGIBLE ASSETS AND CLOUD COMPUTING ARRANGEMENTS

The Company reviews its intangible assets and cloud computing arrangements, to determine potential impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability is measured by comparing the carrying amount of the asset group with the future undiscounted cash flows the assets are expected to generate. If such assets are considered impaired, an impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets. Management determined that there were impairments of intangible assets and cloud computing arrangements assets during the years ended December 31, 2023 and 2022 as more fully discussed in Note 4.

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

DERIVATIVE INSTRUMENTS

The Company does not use derivative instruments to hedge exposure to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments, including stock purchase warrants and forward share purchase obligations, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815-15, “Derivatives and Hedging – Embedded Derivatives.” The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round provision no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round provision. For freestanding equity classified financial instruments, the amendments require entities that present earnings (loss) per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common stockholders in basic and diluted EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260).

DEBT

The Company issued convertible debentures to related and nonrelated parties, which included original issue discounts, conversion features and detachable warrants, as further discussed in Note 5. The detachable warrants represent freestanding, separable equity-linked financial instruments recorded at fair value. The fair value of the detachable warrants was calculated using a Black-Scholes valuation model. The Company elected the fair value option for the convertible debt, which requires recognition at fair value upon issuance and on each balance sheet date thereafter. Changes in the estimated fair value are recognized as non-cash change in fair value of convertible debentures in the consolidated statements of operations. As a result of applying the fair value option, direct costs and fees related to the issuance of the convertible debt were expensed and not deferred.

The Company did not elect the fair value option on the Senior PIK Notes. Debt discount and issuance costs, consisting of legal and other fees directly related to the debt issuance, were offset against the carrying value of the debt and amortized to interest expense over the estimated life of the debt based on the effective interest method. However, as a result of the PIK Note Amendment, which is more fully discussed in Note 5, the Company fully expensed the unamortized portion of the debt discount and issuance costs during the year ended December 31, 2023.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

REVENUE RECOGNITION

The Company’s revenues consist of royalties based on the Company’s epigenetic biomarker research, agents’ commissions earned on the sale, servicing and placement of life insurance policies, and epigenetic testing services sold primarily to research organizations. Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. To recognize revenues, the Company applies the following five step approach: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenues when a performance obligation is satisfied. The Company accounts for a contract when it has approval and commitment from all parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The Company applies judgment in determining the customer’s ability and intention to pay based on a variety of factors including the customer’s historical payment experience. As of December 31, 2023, the Company had a contract asset of $100 recorded with other current assets on the consolidated balance sheet. As of December 31, 2022, the contract asset was $200 with $100 recorded within other current assets and $100 within other assets on the consolidated balance sheet. The contract asset relates to epigenetic biomarker services and the Company received a payment of $100 in July 2023 leaving a second $100 payment due in July 2024 to settle the balance. The Company has satisfied its performance obligations for this service and has no other contract assets or liabilities related to revenue arrangements or transactions in the periods presented.

The following sets forth the revenues by source generated from services provided by the Company:

	2023	2022
Epigenetic biomarker services	$99	$400
Epigenetic biomarker royalties	27	83
Life insurance commissions	19	28
Total revenues	$145	$511

FOXO Labs — Epigenetic biomarker services and royalties

FOXO Labs performs research and development and is commercializing proprietary epigenetic biomarker technology. The Company’s research demonstrates that epigenetic biomarkers, collected from saliva or blood, provide meaningful measures of health and lifestyle of individuals. FOXO Labs anticipates recognizing revenues related to sales of its Bioinformatics Services and from the commercialization of research and development activities, which may include the Underwriting Report, Longevity Report, or from other commercialization opportunities.

FOXO Labs currently recognizes revenues from providing epigenetic testing services and collecting a royalty from Illumina, Inc. related to the sales of the Infinium Mouse Methylation Array. Epigenetic biomarker royalties are recorded with the FOXO Labs reportable segment. During the third quarter of 2022, the royalty was reduced from 5% to 1.25% in exchange for eliminating a purchase commitment where the Company was previously required to purchase mouse methylation arrays from Illumina. FOXO Labs conducts research and development, and such costs are recorded within research and development expenses on the consolidated statements of operations.

FOXO Labs had operated its Bioinformatics Services as an ancillary offering, with revenues recognized as epigenetic marker services in our historical financial statements, but now looks to it as a primary offering. Bioinformatics Services provide a data processing, quality checking, and data analysis service using FOXO’s cloud-based bioinformatics pipeline, referred to as our epigenetics, longevity, or methylation pipeline in the Company’s financial statements. FOXO Labs accepts raw data from third party labs and converts that data into usable values for customers.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

FOXO Life

As of October 19, 2023, the Company made the decision to sell certain assets of FOXO Life and terminate this business activity due to sustained losses. The acquisition of FOXO Life and its subsequent sale during 2023 are presented in Note 13.

FOXO Life sought to redefine the relationship between consumers and insurers by combining life insurance with healthy longevity. The distribution of insurance products that may be paired with FOXO’s Longevity Report strived to provide life insurance consumers with valuable information and insights about their individual health and wellness.

FOXO Life primarily had residual commission revenues from its legacy insurance agency business. FOXO Life also began receiving insurance commissions from the distribution and sale of life insurance policies based on the size and type of policies sold to customers. FOXO Life costs are recorded within selling, general and administrative expenses on the consolidated statements of operations.

REINSURANCE

Prior to the sale of FOXO Life discussed above and in Note 13, the Company was subject to a 100% coinsurance agreement with the seller of Memorial Insurance Company of America (“MICOA”), Security National Life Insurance Company. The amounts reported in the consolidated balance sheets and cash flows as reinsurance recoverables included amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that had not yet been paid. Reinsurance recoverables on unpaid losses were estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities were reported gross of reinsurance recoverables. Management believes reinsurance recoverables were appropriately established. Reinsurance premiums were reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance did not extinguish the Company’s primary liability under the policies written. The Company regularly evaluated the financial condition of the reinsurer and established allowances for uncollectible reinsurance recoverables as appropriate. Revenues on traditional life insurance products subject to this reinsurance agreement consisted of direct premiums reported as earned when due. Premium income included premiums on reinsured policies and was reduced by premiums ceded. Expenses under the reinsurance agreement were also reduced by the amount ceded.

As a result of the sale of FOXO Life Insurance Company on February 3, 2023, as more fully discussed in Note 13, the Company no longer had reinsurance recoverables as of December 31, 2023.

POLICY RESERVES

The Company established liabilities for amounts payable under insurance policies, including traditional life insurance and annuities. Generally, amounts were payable over an extended period. Liabilities for future policy benefits of traditional life insurance were computed by using a net level premium method based upon estimates at the time of issue for investment yields, mortality and withdrawals. These estimates included provisions for experience less favorable than initially expected. Mortality assumptions were based on industry experience expressed as a percentage of standard mortality tables. Annuity liabilities were primarily associated with deferred annuity contracts. The deferred annuity contracts credited interest based on a fixed rate. Liabilities for deferred annuities were included without reduction for potential surrender charges. The liability was equal to accumulated deposits, plus interest credited, less policyholder withdrawals. Reserving assumptions for interest rates, mortality and expense were “locked in” upon the acquisition date for traditional life insurance contracts; significant changes in experience or assumptions may have required the Company to provide for extended future losses by establishing premium deficiency reserves. Premium deficiency reserves were determined based on best estimate assumptions that existed at the time the premium deficiency reserve was established and did not include a provision for adverse deviation. As a result of the sale of FOXO Life Insurance Company on February 3, 2023, which is more fully discussed in Note 13, the Company no longer had any policy reserves as of December 31, 2023

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

EQUITY-BASED COMPENSATION

The Company measures all equity-based payments, including options and restricted stock to employees, service providers and nonemployee directors, using a fair-value based method. The cost of services received from employees and nonemployee directors in exchange for awards of equity instruments is recognized in the consolidated statements of operations based on the estimated fair value of those awards on the grant date or reporting date, if required to be remeasured, and amortized on a straight-line basis over the requisite service period. The Black-Scholes valuation model requires the input of assumptions, including the exercise price, volatility, expected term, discount rate, and the fair value of the underlying stock on the date of grant. These inputs are provided at the grant date for an equity classified award and each measurement date for a liability classified award. See Note 8 for additional disclosures regarding equity-based compensation.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Research and development expenses consist primarily of personnel costs and related benefits, as well as costs for outside consultants.

INCOME TAXES

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company is required to analyze its filing positions open to review and believes all significant positions have a “more-likely-than-not” likelihood of being upheld based on their technical merit and, accordingly, the Company has not identified any unrecognized tax benefits.

NET LOSS PER SHARE

Net loss per share of common stock is calculated by dividing net loss to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company follows the provisions of ASC Topic 260, Earnings Per Share for determining whether outstanding shares that are contingently returnable are included for purposes of calculating net loss per share and determining whether instruments granted in equity-based compensation arrangements are participating securities for purposes of calculating net loss per share. See Note 10, Net Loss Per Share.

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

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires enhanced annual disclosures for specific categories in the rate reconciliation and income taxes paid disaggregated by federal, state and foreign taxes. ASU 2023-09 is effective for public business entities for annual periods beginning on January 1, 2025. The Company plans to adopt ASU 2023-09 effective January 1, 2025 applying a retrospective approach to all prior periods presented in the financial statements. The Company does not believe the adoption of this new standard will have a material effect on its disclosures.

Other pronouncements issued by the FASB with future effective dates are either not applicable or are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 4  INTANGIBLE ASSETS, NET AND CLOUD COMPUTING ARRANGEMENTS, NET

The components of intangible assets, net as of December 31, 2023 and 2022 were as follows:

	2023	2022
Methylation pipeline	$592	$592
Underwriting API	840	840
Longevity API	717	717
Less accumulated amortization and impairment	(1,771)	(106)
Intangible assets, net	$378	$2,043

The components of cloud computing arrangements, net as of December 31, 2023 and 2022 were as follows:

	2023	2022
Digital insurance platform	$2,966	$2,966
Less accumulated amortization and impairment	(2,966)	(741)
Cloud computing arrangements. net	$-	$2,225

Amortization of the Company’s intangible assets and cloud computing arrangements is recorded on a straight-line basis within selling, general and administrative expenses. The Company recognized amortization expense of $1,257 and $1,283 for the years ended December 31, 2023 and 2022, respectively.

In April of 2023 and as part of the Company’s planning, the Company finalized its objectives and key results (“OKRs”) for the second quarter of 2023. As part of the OKR process, the Company’s goals to support the digital insurance platform indicated that the manner in which the digital insurance platform was used, and corresponding cash flows would no longer support the asset. Accordingly, the Company recognized a $1,425 impairment loss in April 2023 representing the remaining unamortized balance of the digital insurance platform on the date of impairment.

In June of 2023, the Company determined that both the underwriting application programming interface (“API”) and longevity API were fully impaired as it no longer forecasted positive cash flows from the longevity report or underwriting report. For the longevity report, the Company sold the associated product at cost. For the underwriting report, the Company no longer expected sales during the amortization period. Accordingly, the Company determined the assets were not recoverable and the cash flows no longer supported the assets. In June 2023, the Company recognized impairment losses of $630 and $578 for the underwriting API and longevity API, respectively.

During the year ended December 31, 2023, the Company recognized total impairment losses of $2,633 for the digital insurance platform, the underwriting API and the longevity API assets. For the year ended December 31, 2022, the company recorded a $1,307 impairment loss related to a health study tool and a $63 impairment loss for an insurance license.

The Company’s internal use software and cloud computing arrangements, including the longevity pipeline, underwriting API, longevity API and digital insurance platform include amounts capitalized for interest.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 5 DEBT

15% Senior PIK Notes

On September 20, 2022, the Company entered into separate Securities Purchase Agreements with accredited investors pursuant to which the Company issued its Senior PIK Notes in the aggregate principal amount of $3,458. The Company received net proceeds of $2,918, after deducting fees and expenses of $540.

The Senior PIK Notes bear interest at 15% per annum, paid in arrears quarterly by payment in kind through the issuance of additional Senior PIK Notes (“PIK Interest”). The Senior PIK Notes mature on April 1, 2024 (the “Maturity Date”). Commencing on November 1, 2023, the Company is required to pay the holders of the Senior PIK Notes and on each one-month anniversary thereof an equal amount until the outstanding principal balance has been paid in full on the Maturity Date. If the Senior PIK Notes were repaid in the first year, the Company was required to pay the holders the outstanding principal balance, excluding any increases as a result of PIK Interest, multiplied by 1.15. Payment of the Senior PIK Notes is past due, as more fully discussed below.

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

PIK Note Amendment

On May 26, 2023, the Company consummated two issuer tender offers: (i) the Exchange Offer (as described in Note 7) and (ii) the Offer to Amend 15% Senior Promissory Notes and Consent Solicitation that commenced on April 27, 2023 (the “PIK Note Offer to Amend”), pursuant to which the Company offered all holders of Senior PIK Notes 0.125 shares of the Company’s Class A Common Stock for every $1.00 of the Original Principal Amount (as defined in the Senior PIK Notes) of such holder’s Senior PIK Notes, in exchange for the consent by such holder of Senior PIK Notes to amendments to the Senior Promissory Note Purchase Agreement, dated September 20, 2022, between the Company and each purchaser of Senior PIK Notes (the “PIK Note Purchase Agreement”).

Pursuant to the PIK Note Offer to Amend, the Company solicited approval from holders of Senior PIK Notes to amend the PIK Note Purchase Agreement to permit the following issuances by the Company of its Class A Common Stock and Common Stock Equivalents (as defined in the PIK Note Purchase Agreement), without prepaying the Senior PIK Notes: (i) the issuance of shares of the Company’s Class A Common Stock in connection with the PIK Offer Note Offer to Amend, (ii) the issuance of shares of the Company’s Class A Common Stock in connection with the Exchange Offer (as defined in Note 7), (iii) the issuance of shares of the Company’s Class A Common Stock or Common Stock Equivalents (as defined in the PIK Note Purchase Agreement) in connection with the 2022 Bridge Debenture Release (defined in Note 7), (iv) the issuance of shares of the Company’s Class A Common Stock or Common Stock Equivalents (as defined in the PIK Note Purchase Agreement) in (a) a private placement of the Company’s equity, equity-linked or debt securities resulting in gross proceeds to the Company no greater than $5 million (a “Private Placement”) and/or (b) a registered offering of the Company’s equity, equity-linked or debt securities resulting in gross proceeds to the Company no greater than $20 million (a “Public Financing”); provided that (A) the proceeds of a Private Placement resulting in gross proceeds to the Company of at least $2 million are used by the Company to prepay not less than 25% of the Outstanding Principal Balance (as defined in the Senior PIK Notes) as of the date of prepayment on a pro rata basis upon the closing of such Private Placement, and (B) the proceeds of a Public Financing resulting in gross proceeds to the Company of at least $10 million are used by the Company to prepay all of the Outstanding Principal Balance as of the date of prepayment upon the closing of such Public Financing, and (v) the issuance of shares of the Company’s Class A Common Stock or Common Stock Equivalents (as defined in the PIK Note Purchase Agreement) as private placement additional consideration (collectively, the “PIK Note Amendment”).

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Company received consents from all Senior PIK Note holders and all required approvals, including stockholder approval, and issued on a pro rata basis to the holders of the Senior PIK Notes 432,188 shares of the Company’s Class A Common Stock in consideration for the PIK Note Amendment.

The Company accounted for the PIK Note Amendment as an extinguishment as the consideration of $1,339 paid to Senior PIK Note holders in the form of the Company’s Class A Common Stock caused the cash flows after the PIK Note Amendment to change by more than 10%. Due to the short-term nature of the Senior PIK Notes, the Company determined the reacquisition price of debt was equal to the principal amount at the time of the amendment. The Company recognized $1,596 of expense related to the PIK Note Amendment consisting of $256 of unamortized debt issuance costs and $1,339 for the issuance of the Company’s Class A Common Stock. The Company will continue to pay PIK Interest until maturity or repayment.

Pursuant to the terms of the Senior PIK Notes, commencing on November 1, 2023, and on each one-month anniversary thereof, the Company is required to pay the holders of the PIK Notes an equal amount until their outstanding principal balance has been paid in full on the Maturity Date, or, if earlier, upon acceleration or prepayment of the Senior PIK Notes in accordance with their terms. The Company failed to make the payments due on November 1, 2023 and on each one-month anniversary thereof, which constitutes an event of default under the Senior PIK Notes. As a result of the event of default, the interest rate of the Senior PIK Notes increased from 15% per annum (compounded quarterly on each December 20, March 20, June 20 and September 20) to 22% per annum (compounded annually and computed on the basis of a 360-day year). In addition, the holders of the Senior PIK Notes may, among other remedies, accelerate the Maturity Date and declare all indebtedness under the Senior PIK Notes due and payable at 130% of the outstanding principal balance.

Given the Company’s current cash constraints, as previously discussed in Note 2, the Company is currently in discussions with the holders of the Senior PIK Notes with respect to certain amendments to the Senior PIK Notes to cure the event of default; however, there can be no assurance that the Senior PIK Note holders will agree to amend the PIK Notes.

As of December 31, 2023, the Company has recorded the $4,203 balance of the Senior PIK Notes as current liabilities based on the monthly installments payment schedule. For the years ended December 31, 2023 and 2022, the Company recognized $448 and $130, respectively, of contractual interest expense on the Senior PIK Notes; and $616 and $91, respectively, related to the amortization of debt issuance costs on the PIK Notes. The amortization of debt issuance costs in the year ended December 31, 2023 includes $256 of unamortized debt issuance costs at the time of the PIK Note Amendment.

2021 Bridge Debentures

During the first quarter of 2021, the Company entered into separate Securities Purchase Agreements with accredited investors (the “2021 Bridge Investors”), pursuant to which the Company issued its 12.5% Original Issue Discount (“OID”) Convertible Debentures for $11,812 in aggregate principal (the “2021 Bridge Debentures”). The Company received net proceeds of $9,612 from the sale of the 2021 Bridge Debentures, after an OID of 12.5% and deducting fees and expenses of $888. The 2021 Bridge Debentures were executed in three tranches, with $7,883 in aggregate principal issued on January 25, 2021, $3,367 in aggregate principal issued on February 23, 2021, and $562 in aggregate principal issued on March 4, 2021. Convertible debentures for $3,656 in aggregate principal that were issued on January 25, 2021 to the Company’s former Chief Executive Officer, former Chief Operating Officer, and to an individual who provided consulting services to the Company were presented as related party debt.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Each issuance of 2021 Bridge Debentures included detachable warrants for the right to purchase up to a total of 19,058 shares, after giving effect to the conversion of FOXO Class A Common Stock to the Company’s Class A Common Stock. Additional detachable warrants were issued to the underwriter of the issuance of the 2021 Bridge Debentures. The Company concluded the detachable warrants represent freestanding equity-linked financial instruments to be recorded at their fair value on each respective issuance date. The fair value of the detachable warrants was determined using a Black-Scholes valuation model. The additional underwriter warrants were subsequently assigned and surrendered to the Company in exchange for cash payments of approximately $507 during the second quarter of 2022.

The 2021 Bridge Debentures accrued interest at a rate of 12% per annum and required interest only payments on a quarterly basis. The 2021 Bridge Debentures initially had a term of twelve months, but the Company retained the right to extend the maturity date for each issuance for an additional three-month period, a right which was exercised for each issuance during the first quarter of 2022. At that time, the Company entered into an amendment with the 2021 Bridge Investors (the “2021 Bridge Amendment”). The 2021 Bridge Amendment was executed to provide the Company additional time to finalize the Business Combination. The 2021 Bridge Amendment amended the terms of the 2021 Bridge Debentures to, among other things: (i) permit the Company to undertake another offering of convertible debentures, (ii) allow the Company to extend the maturity dates of the 2021 Bridge Debentures an additional five months following the end of the initial three-month extension period, discussed above, and (iii) implement additional amounts owed on the outstanding balance of the 2021 Bridge Debentures under certain circumstances, the first of which related to the signing of the Merger Agreement and resulted in an increase in the outstanding balance of approximately 135%, which was followed by an additional increase of approximately 145% of the outstanding balance when the 2021 Bridge Debentures remained outstanding at the end of the initial three-month extension period.

2022 Bridge Debentures

During the first and second quarters of 2022, the Company entered into separate Securities Purchase Agreements with accredited investors (the “2022 Bridge Investors”), pursuant to which the Company issued its 10% OID Convertible Debentures for $30,800 in aggregate principal ( the “2022 Bridge Debentures”). The Company received net proceeds of $28,000 from the sale of the 2022 Bridge Debentures, after an OID of 10%. The 2022 Bridge Debentures were issued in three tranches, with $16,500 in aggregate principal issued on March 1, 2022, $8,250 in aggregate principal issued on March 3, 2022 and the remaining $6,050 in aggregate principal issued on April 27, 2022.

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

In connection with the sale of the 2022 Bridge Debentures, FOXO entered into a letter agreement between FOXO and an in institutional investor (the “Bridge Investor Side Letter”) pursuant to which FOXO agreed to issue such investor in connection with the Closing, such number of shares of FOXO Class A Common Stock, to be issued immediately prior to the Closing, that would be exchangeable into 35,000 shares of the Company’s Class A Common Stock. Pursuant to the terms of the Bridge Investor Side Letter, the institutional investor was issued 602,578 shares of FOXO Class A Common Stock, which were then exchanged for 35,000 shares of the Company’s Class A Common Stock.

During the year ended December 31, 2022, the Company recognized contractual interest expense of $1,627 on the 2021 Bridge Debentures, comprised of $508 for related party holders and $1,119 for nonrelated party holders. The contractual interest expense on the 2022 Bridge Debentures was included in the fair value of the debt since the amount was known at the time of each issuance. The principal balance, including the contractual interest, on the 2022 Bridge Debentures as well as the principal balance and the accrued and unpaid interest on the 2021 Bridge Debentures converted to shares of FOXO Class A Common Stock and were subsequently exchanged for the Company’s Class A Common Stock as part of the Business Combination.

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

Bridge Debentures

Prior to the conversion of the Bridge Debentures to shares of FOXO Technologies Operating Company Class A Common Stock and subsequent exchange for the Company’s Class A Common Stock at Closing of the Business Combination, there were related party borrowings which are described in more detail in Note 5.

Promissory Note

On June 6, 2022, the Company executed a promissory note pursuant to which it loaned Delwinds an aggregate principal amount of $1,160, which represented $0.035 per share of Delwinds Class A common stock that was not redeemed in connection with the extension of the Special Purpose Acquisition Company’s (“SPAC’s’) termination date from June 15, 2022 to September 15, 2022. The Company loaned Delwinds $387 per month in June 2022, July 2022, and August 2022 prior to the Closing of the Business Combination. The outstanding balance on the promissory note eliminated upon consolidation with the Closing of the Business Combination.

Sponsor Loan

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor loaned Delwinds funds for working capital. As of December 31, 2023, $500 was remaining due to the Sponsor and is shown as a related parties promissory notes/payable on the consolidated balance sheet.

Demand Promissory Notes

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

On October 2, 2023, the Company obtained a $43 loan from Mr. Poole, (the “Additional Loan”), to be used to pay for the legal fees of Mitchell Silberberg & Knupp LLP through October 2023. The Company issued to Mr. Poole a demand promissory note for $43 evidencing the Additional Loan (the “Additional Note”). The Additional Loan accrues interest in arrears at a rate of 13.25% per annum. The principal sum of the Note is due on demand, and in the absence of any demand, one year from the issuance date. The Note may be prepaid, in whole or in part, without penalty at any time.

The promissory notes discussed above are shown as related parties promissory notes/payable on the consolidated balance sheets.

Management, License and Maintenance Fees

As of December 31, 2023, the Company owed KR8 AI Inc. $595 for management, license and maintenance fees under the terms of the Letter Agreement, which is more fully discussed in Note 1. The Company’s Interim CEO and Interim CFO each are equity owners of the KR8 AI Inc. The $595 is shown as a related parties promissory notes/payable on the December 31, 2023 consolidated balance sheet.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Consulting Agreement

In April 2022, the Company executed a consulting agreement (the “Consulting Agreement”) with an individual (the “Consultant”) considered to be a related party of the Company as a result of his investment in the 2021 Bridge Debentures. The agreement, which expired in April 2023, had a minimum term of twelve months, over which the Consultant was to provide services that included, but not limited to, advisory services relating to the implementation and completion of the Business Combination. Following the execution of the agreement, as compensation for such services to be rendered as well as related expenses over the term of the contract, the Consultant was paid a cash fee of $1,425. The Consulting Agreement also called for the payment of an equity fee as compensation for such services. The Company issued 1,500,000 shares of Legacy FOXO Class A Common Stock to the Consultant during the second quarter of 2022 to satisfy the equity fee that converted into 87,126 shares of the Company’s Class A Common Stock. The Company has determined that all compensation costs related to the Consulting Agreement, including both cash fees and the equity fee, represent remuneration for services to be rendered evenly over the contract term. Thus, all such costs were initially recorded at fair value as prepaid consulting fees in the consolidated balance sheets and were being recognized as selling, general and administrative expenses in the consolidated statements of operations on a straight-line basis over the term of the contract. For the years ended December 31, 2023 and 2022, the Company recognized expenses of $2,676 and $5,649, respectively, related to the Consulting Agreement.

Contractor Agreement

In October 2021, Legacy FOXO entered into a Contractor Agreement with Dr. Murdoc Khaleghi, one of its former directors, under which Dr. Khaleghi served as FOXO’s Chief Medical Officer. The Company paid Dr. Khaleghi $99 for the year ended December 31, 2022. Additionally, Dr. Khaleghi received 80,000 shares of the Company’s Class A Common Stock under the Management Contingent Share Plan related to his service under the Contractor Agreement with the Company recognizing $29 of expense during the year ended December 31, 2022. During the fourth quarter of 2022, Dr. Khaleghi and the Company paused services and payments under this agreement.

Board and Executive Departures:

In addition to Dr. Khaleghi who resigned in 2022, the following Board members and executive officers resigned in 2023:

Mr. Tyler Danielson resigned as Interim Chief Executive Officer on September 14, 2023;

Mr. Robert Potashnick resigned as Chief Financial Officer effective September 13, 2023; and

Andrew Poole resigned as director on November 21, 2023.

Board and Executive Appointments:

Mark White was appointed on September 19, 2023 as Interim Chief Executive Officer and as a member of the board of directors.

Martin Ward was appointed on September 19, 2023 as Interim Chief Financial Officer

Subsequent to December 31, 2023, the Company entered into a related party license agreement and appointed a new member to its board of directors as more fully discussed in Note 17.

The terms of the foregoing activities, and those discussed in Note 17, are not necessarily indicative of those that would have been agreed to with unrelated parties for similar transactions.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 7 STOCKHOLDERS’ (DEFICIT) EQUITY

The consolidated statements of stockholders’ (deficit) equity reflect the Reverse Recapitalization. In connection with the Business Combination, the Company adopted the second amended and restated certificate of incorporation (the “Amended and Restated Company Charter”) to, among other things, increase the total number of authorized shares of all capital stock, par value $0.0001 per share, to 510,000,000 shares, consisting of (i) 10,000,000 shares of preferred stock and (ii) 500,000,000 shares of Class A Common Stock.

Preferred Stock

The Amended and Restated Company Charter authorizes the Company to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

As of December 31, 2023 and 2022, there were 7,646,032 and 2,966,967 shares of the Company’s Class A Common Stock issued and 7,646,032 and 2,752,890 shares outstanding, respectively.

Class A Common Stock Private Placements

Stock Purchase Agreements From July 14, 2023 through August 23, 2023

From July 14, 2023 through July 20, 2023 (each such date, a “First Tranche Closing Date”), the Company entered into three separate Stock Purchase Agreements (the SPAs), which have substantially similar terms, with three accredited investors (the “Buyers”), pursuant to which the Company agreed to issue and sell to the Buyers, in a private placement (the “First 2023 Private Placement”), in two separate tranches each, an aggregate of up to 562,500 shares of the Company’s Class A Common Stock at a price of $0.80 per share, for aggregate gross proceeds of $450. The net proceeds from the First 2023 Private Placement, after deducting placement agent fees and other offering expenses, was approximately $260. Pursuant to the terms of the SPAs, the Buyers initially purchased an aggregate of 281,250 shares of the Company’ Class A Common Stock on the applicable First Tranche Closing Dates and purchased an aggregate of 281,250 additional shares of the Company’s Class A Common Stock on August 4, 2023, following the effectiveness of the First Resale Registration Statement.

On August 23, 2023, the Company entered into three additional Stock Purchase Agreements (the “Second Round SPAs”) and Registration Rights Agreements (the “Second Round RRAs”), with the Buyers, pursuant to which the Company issued and sold to the Buyers, in the second round of the First 2023 Private Placement (the “2023 PIPE Second Round”), in two separate tranches each, an aggregate of 366,876 shares of the Company’s Class A Common Stock at the per share price of $0.80 per share, for aggregate gross proceeds of $293.5 and aggregate net proceeds of approximately $217, after deducting placement agent fees and other offering expenses. Pursuant to the terms of the Second Round SPAs, the Buyers initially purchased an aggregate of 183,438 shares of Class A Common Stock on August 23, 2023, and purchased an aggregate of 183,438 additional shares of the Company’s Class A Common Stock on September 7, 2023, following the effectiveness of the Second Resale Registration Statement.

Strata Purchase Agreement

On October 13, 2023, the Company entered into the Strata Purchase Agreement (the “Strata Purchase Agreement”) with ClearThink Capital Partners, LLC (“ClearThink”), as supplemented by that certain Supplement to Strata Purchase Agreement, dated as of October 13, 2023, by and between the Company and ClearThink (the “Strata Supplement”). Pursuant to the Strata Purchase Agreement, after the satisfaction of certain commencement conditions, including, without limitation, the effectiveness of the Registration Statement, ClearThink has agreed to purchase from the Company, from time to time upon delivery by the Company to ClearThink of request notices (each a “Request Notice”), and subject to the other terms and conditions set forth in the Strata Purchase Agreement, up to an aggregate of $2,000 of the Company’s Class A Common Stock. The purchase price of the shares of the Company’s Class A Common Stock to be purchased under the Strata Purchase Agreement will be equal to 85% of the lowest daily VWAP during a valuation period of ten trading days consisting of the five trading days preceding the Purchase Date (as defined in the Strata Purchase Agreement) with respect to a Request Notice and five trading days commencing on the first trading day following delivery and clearing of the delivered shares. In addition, pursuant to the Strata Purchase Agreement, the Company agreed to issue to ClearThink 100,000 restricted shares of the Company’s Class A Common Stock (the “Commitment Shares”) as a commitment fee.

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

In connection with the Strata Purchase Agreement, the Company entered into a Registration Rights Agreement with ClearThink under which the Company agreed to file, within 60 days of executing definitive documents, a registration statement with the Securities and Exchange Commission covering the shares of Common Stock issuable under the Strata Purchase Agreement (the “Registration Rights Agreement”). The registrations statement went effective on October 27, 2023.

Concurrently with the execution of the Strata Purchase Agreement, the Company and ClearThink also entered into a Securities Purchase Agreement (the “SPA”) under which ClearThink has agreed to purchase from the Company an aggregate of 200,000 restricted shares of the Company’s Class A Common Stock for a total purchase price of $200 in two closings. The first closing occurred on October 16, 2023 and the second closing occurred on October 24, 2023. The Company received cash proceeds from the issuance of $186, which is net of the finder’s fee discussed below. During December 2023, ClearThink purchased an aggregate of 979,000 additional restricted shares of the Company’s Class A Common Stock for $246, net of issuance costs.

The Strata Purchase Agreement and the SPA provide that the Company will not be permitted to issue any shares of the Company’s Class A Common Stock pursuant to the Strata Purchase Agreement or the SPA if such issuance would cause (i) the aggregate number of shares of the Company’s Common Stock issued to ClearThink pursuant to such agreements to exceed 19.99% of the outstanding shares of Common Stock immediately prior to the date of such agreements, unless shareholder approval pursuant to the rules and regulations of the NYSE American (or such other exchange on which the Company’s Class A Common Stock is then listed) has been obtained or (ii) the Company to breach any of the rules or regulations of the NYSE American or such other exchange on which the Common Stock is then listed (the “Exchange Cap”).

Finders Fee Agreement with J. H. Darbie

On October 16, 2023, the Company filed a Current Report on Form 8-K. The disclosure references the cash fees to be paid to, and the warrants to be issued to, J.H. Darbie & Co., Inc. (the “Finder”), pursuant to the terms of the Finder’s Fee Agreement, dated as of October 9, 2023 (the “Finder Agreement”), by and between the Company and the Finder.

The Finder, a registered broker-dealer, acted as a finder in connection with the transactions contemplated by (i) that certain Strata Purchase Agreement, dated October 13, 2023, by and between the Company and ClearThink, as supplemented by the Strata Supplement, by and between the Company and ClearThink (as supplemented by the Strata Supplement, the “Purchase Agreement”), and (ii) the SPA by and between the Company and ClearThink.

Pursuant to the terms the Finder Agreement, the Company will pay the Finder cash fees equal to (i) 4% of the gross proceeds received by the Company from the transactions contemplated by the Purchase Agreement and (ii) 7% of the gross proceeds received by the Company from the transactions contemplated by the SPA.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Company also agreed to issue to the Finder (i) a 5-year warrant to purchase 7,000 shares of the Company’s Class A Common Stock (which is 7% warrant coverage based on the 100,000 shares of the Company’s Class A Common Stock (the “Initial Shares”) to be issued in the first closing pursuant to the SPA) within three days after the Initial Shares are issued to ClearThink, (ii) a 5-year warrant to purchase 7,000 shares of the Company’s Class A Common Stock (which is 7% warrant coverage based on the 100,000 shares of Class A Common Stock (the “Additional Shares”) to be issued in the second closing pursuant to the SPA) within three days after the Additional Shares are issued to ClearThink, and (iii) a 5-year warrant to purchase shares of Class A Common Stock equal to 1% warrant coverage based on the amount raised from the transactions contemplated by the Purchase Agreement. Each warrant will have an exercise price per share equal to $1.324 (which is 110% of $1.204, the closing price of the Class A Common Stock on October 13, 2023) and will be subject to anti-dilutive price protection and participating registration rights. Accordingly, the Company was obligated to issue a total of 25,672 five-year warrants to Finder during the year ended December 31, 2023. The Company recorded the value of the warrants of $12 based on the relative fair value of the proceeds received in connection with the Strata Purchase Agreement and SPA during October 2023.

The term of the Finder Agreement was for 90 days (the “Term”) and both parties could terminate the Finder Agreement upon 5 days’ written notice. The Finder will be entitled to its finder’s fee if (i) during the 12 months following termination or expiration of the Finder’s Agreement, any third-party investor introduced to the Company by the Finder (an “Introduced Party”) purchases equity or debt securities from the Company or (ii) during the Term, an Introduced Party enters into an agreement to purchase securities from the Company which is consummated at any time thereafter.

Shares for Services Agreement with Mitchell Silberberg & Knupp LLP

On September 19, 2023, the Company entered into a Shares for Services Agreement with Mitchell Silberberg & Knupp LLP, a service provider (“MSK”), pursuant to which the Company issued to MSK 292,866 shares of Company’s Class A common stock valued at $234 and rights (the “Rights”) to receive 511,026 shares of the Company’s Class A Common Stock valued at $409 (the “Reserved Shares”) in satisfaction of outstanding amounts payable to MSK in an aggregate amount equal to $643 for legal services rendered. Subject to the terms of the Shares for Services Agreement, the Rights may be exercised by MSK for the Reserved Shares, in whole or in part, at any time or times on or after the date of the Shares for Services Agreement, subject to a 4.99 % limitation on the beneficial ownership of the Company’s Class A Common Stock. The Shares for Services Agreement required the Company to register the resale of the shares issued to MSK under the agreement. As of December 31, 2023, no Reserved Shares have been issued. See Note 17 for a discussion of Reserved Shares issued subsequent to December 31, 2023.

Shares for Services Agreement with Joseph Gunnar & Co., LLC

On September 19, 2023, the Company entered into a Shares for Services Agreement with Joseph Gunnar & Co., LLC, a service provider to the Company (“JGUN”), pursuant to which the Company issued to JGUN, 276,875 shares of its Class A Common Stock (the “JGUN Payment Shares”) in satisfaction of outstanding amounts payable to JGUN in an aggregate amount equal to $221for investment banking and advisory services rendered. The JGUN Shares for Services Agreement required the Company to register the resale of the JGUN Payment Shares by JGUN.

Restricted Stock Granted to Messrs. White and Ward

On October 3, 2023, the Company granted 250,000 and 250,000 shares of its Class A Common Stock to Mr. White and Mr. Ward, respectively. The shares, which were granted under the FOXO Technology Inc. 2022 Equity Incentive Plan (the “2022 Plan”), are more fully discussed in Note 8.

See Note 17 for information regarding private placements and issuances of the Company’s Class A Common Stock subsequent to December 31, 2023.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Treasury Stock

On April 14, 2023, the Company cancelled the 214,077 shares of treasury stock that it held.

ELOC Agreement

Under the ELOC Agreement, the Company had the right to sell to the Cantor Investor up to $40,000 in shares of the Company’s Class A Common Stock for a period until the first day of the month next following the 36-month anniversary of when the SEC had declared effective a registration statement covering the resale of such shares of the Company’s Class A Common Stock or until the date on which the facility has been fully utilized, if earlier. The ELOC Agreement provided for a commitment fee (the “Cantor Commitment Fee”) payable to the Cantor Investor at Closing for its irrevocable commitment to purchase shares of the Company’s Class A Common Stock upon the terms and conditions of the ELOC Agreement. During the year ended December 31, 2022, the Cantor Commitment Fee of $1,600 was paid by the issuance of 19,048 shares of the Company’s Class A Common Stock and was recorded in selling, general and administrative expenses in the consolidated statement of operations.

On November 8, 2022, the Company and Cantor Investor mutually terminated the ELOC Agreement. The termination was due to the low market capitalization and the downward performance of the Company’s Class A Common Stock since the consummation of the Business Combination, which the Company believed would limit the benefits of the agreement. Upon the termination of the ELOC Agreement, the related registration rights agreement, dated as of February 24, 2022 by and between the Company and the Cantor Investor was automatically terminated in accordance with its terms.

Warrants

Public Warrants and Private Placement Warrants

The Company issued 1,006,250 common stock warrants in connection with Delwinds’ initial public offering (the “IPO”) (the “Public Warrants”). Simultaneously with the closing of the IPO, Delwinds consummated the private placement of 31,625 common stock warrants (the “Private Placement Warrants”).

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

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis.” The exercise price and number of shares of the Company’s Class A Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of the Company’s Class A Common Stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. At December 31, 2023, 1,006,250 Public Warrants were outstanding.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the Company’s Class A Common Stock issuable upon the exercise of the Private Placement Warrants were not transferable, assignable or salable until 30 days after the Business Combination was completed, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. At December 31, 2023, 31,625 Private Placement Warrants were outstanding.

The fair values of the Public Warrants and the Private Warrants at December 2023 and 2022 are more fully discussed in Note 11.

Assumed Warrants

At Closing of the Business Combination, the Company assumed the Assumed Warrants and exchanged the Assumed Warrants for common stock warrants to purchase 190,619 shares of the Company’s Class A Common Stock. Each Assumed Warrant entitled the holder to purchase one share of the Company’s Class A Common Stock at a price of $62.10 per share, subject to adjustment. The Assumed Warrants are exercisable over a three-year period from the date of issuance or until February 23, 2024. (The expiration date of certain of the Assumed Warrants has been extended until February 23, 2025 in connection with a lawsuit as more fully discussed in Note 15.) During the year ended December 31, 2023, 164,751 of the Assumed Warrants were tendered for shares of the Company’s Class A Common Stock under the terms of the Exchange Offer discussed below. After the Exchange Offer 25,868 Assumed Warrants remained outstanding.

The terms of the Assumed Warrants include a down round provision that should the Company issue its common stock and common stock equivalents, subject to certain exempt issuances, for consideration of less than $62.10 per share then the exercise price shall be lowered to the new consideration amount on a per share basis with a simultaneous and corresponding increase to the number of warrants. During the year ended December 31, 2023, a triggering event occurred as a result of the Rights under the terms of the Shares for Services Agreement with MSK, which is more fully discussed above. Therefore, as of December 31, 2023, 2,007,848 Assumed Warrants were outstanding with an exercise price of $0.80 per share. The incremental value of the modification to the Assumed Warrants as a result of the trigger of the down round provisions of $912, was recorded as a deemed dividend in the year ended December 31, 2023. The incremental fair value of the Assumed Warrants as a result of the trigger of the down round provisions was measured using the Black Scholes valuation model with the following assumptions: risk free rate of 5.16%, volatility of 99.62%, term of .43 years and expected dividend yield of $0.

Also, during the year ended December 31, 2023, the Company recorded a deemed dividend of $2,466 as a result of the Exchange Offer discussed below.

Exchange Offer

On May 26, 2023, the Company consummated its tender offer commenced on April 27, 2023, to all 190,619 holders of Assumed Warrants on that date to receive 48.3 shares of the Company’s Class A Common Stock in exchange for each Assumed Warrant tendered (the “Exchange Offer”). The consideration was accounted for as a deemed dividend to the warrant holders, was calculated based on the fair value of common stock at consummation of the offering and is reflected in net loss to common stockholders. The deemed dividend is more fully discussed below.

As part of the Exchange Offer, the Company also solicited consents from holders of the Assumed Warrants to amend and restate in its entirety the Securities Purchase Agreement, dated as of January 25, 2021 (the “Original Securities Purchase Agreement”), by and between Legacy FOXO (and assumed by the Company in connection with the Business Combination) and each purchaser of 2021 Bridge Debentures and warrants to purchase shares of FOXO Class A Common Stock, as amended (together with the 2021 Bridge Debentures, the “Original Securities”) identified on the signature pages thereto, which governs all of the Assumed Warrants and the Original Securities (together with the Assumed Warrants, the “Securities”), pursuant to the terms of an Amended and Restated Securities Purchase Agreement, to provide that the issuance of shares of the Company’s Class A Common Stock and certain issuances of Common Stock Equivalents (as defined in the Original Securities Purchase Agreement) in connection with the Exchange Offer, the PIK Note Amendment, the 2022 Bridge Debenture Release (as defined below), and a Private Placement and a Public Financing, as well as any previous issuance of the Company’s Class A Common Stock or Common Stock Equivalents (as defined in the Original Securities Purchase Agreement), do not trigger, and cannot be deemed to have triggered, any anti-dilution adjustments in the Securities.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Pursuant to the Exchange Offer, an aggregate of 164,751 Assumed Warrants were tendered and an aggregate of 795,618 shares of the Company’s Class A Common Stock were issued to the holders of Assumed Warrants resulting in a deemed dividend of $2,466. At the same time 432,188 shares of the Company’s Class A Common Stock were issued as part of the PIK Note Amendment as discussed in Note 5.

Finder’s Warrants

See also a discussion of the warrants issued to the Finder during the year ended December 31, 2023, as more fully discussed above under the above heading “Finders Fee Agreement with J. H. Darbie”.

2022 Bridge Debenture Release

The Company entered into two separate general release agreements in June of 2023 (the “General Release Agreements” and such transaction, the “2022 Bridge Debenture Release”). The General Release Agreements are with former registered holders (the “Investors”) of the 2022 Bridge Debentures.

Pursuant to their respective General Release Agreement, each Investor released, waived and discharged the Company from any and all claims that such Investor had, have or may have against the Company from the beginning of time through the effective date of their respective General Release Agreement (the “Release”). As consideration for the Release and each Investor’s other obligations, covenants, agreements, representations and warranties set forth in their respective General Release Agreement, the Company issued to each Investor 0.067 shares of the Company’s Class A Common Stock for every $1.00 of Subscription Amount (as defined in the securities purchase agreements governing the 2022 Bridge Debentures) of 2022 Bridge Debentures purchased by such Investor. Pursuant to the General Release Agreements, the Company issued an aggregate of 703,500 shares of its Class A Common Stock to the Investors in exchange for the release and recognized expense of $2,182 based on the shares issued and corresponding fair value of common stock at the time of issuance.

Vendor Shares

During the year ended December 31, 2022, the Company entered into a termination agreement with a vendor associated with the Business Combination. The Company issued 30,000 shares of its Class A Common Stock valued at $376 in connection with the agreement.

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

The number of shares of Class A Common Stock that may be issued under the Management Contingent Share Plan is 920,000 shares, subject to equitable adjustment for shares splits, share dividends, combinations, recapitalizations and the like after the Closing, including to account for any equity securities into which such shares are exchanged or converted.

The Management Contingent Share Plan provides for the grant of restricted share awards of the Company’s Class A Common Stock. All of the shares of the Company’s Class A Common Stock issued to a FOXO employee at the Closing were issued pursuant to a “Restricted Share Award,” the terms of which shall apply to all shares issued to such recipient. For the purposes of the Management Contingent Share Plan, shares of the Company’s restricted Class A Common Stock issued in accordance with such plan will be considered “vested” when they are no longer subject to forfeiture in accordance with the terms of such plan. Each restricted share award issued under the Management Contingent Share Plan was initially subject to both a time-based vesting component and a performance-based vesting component as discussed below.

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

Performance-Based Vesting

In addition, to time-based vesting, prior to the sale of FOXO Life Insurance Company on February 3, 2023, one-third of each restricted share award only became vested upon satisfaction of each of the following three performance-based conditions:

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

With the sale of FOXO Life Insurance Company on February 3, 2023, performance-based vesting is no longer required.

On July 6, 2022, the Company executed a Memorandum of Understanding and Pilot Research Agreement (the “Agreement”) with both a life insurance carrier and a reinsurer. The purpose of the Agreement is to conduct a parallel run study, using a minimum of 2,500 participants, comparing traditional medical underwriting results to those obtained through use of the Company’s saliva-based epigenetic biomarker technology. The Agreement is intended to assess the value of the Company’s technology for a saliva-based next-generation underwriting protocol and will help determine whether the parties will later enter into a commercial agreement. The Agreement commenced in the third quarter of 2022 and will continue until the sooner of project completion, project termination, or the Company and the life insurance carrier entering into a commercial agreement for the scaled rollout of FOXO’s technology in the life insurance carrier’s underwriting processes. Accordingly, the Company had met the commercial research collaboration agreement performance condition and began recognizing expense upon completion of the Business Combination. For the year ended December 31, 2022 the Company recognized $10,091 of expense related to the vesting of the Management Contingent Share Plan based on the fair value at grant date of $78.10 per share. For the year ended December 31, 2023, 419,132 shares were forfeited by their terms and as a result the Company reversed a net of $732 of expense in 2023.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Service Based-Conditions

The Management Contingent Share Plan provides that in the event of the death, disability, or termination without cause of the CEO at the time of the Closing, service-based conditions will not apply.

Change in Control

In the event of a change in control (as defined in the plan), all time-based vesting conditions whose time frame for achievement has not expired will be waived.

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

The following table summarizes the Management Contingent Share Plan activity for the years ended December 31, 2023 and 2022:

	Management Contingent Share Plan	Grant Date Fair Value
Outstanding December 31, 2022	551,700	$78.10
Granted	-	$-
Forfeited	(419,132)	$78.10
Outstanding December 31, 2023	132,568	$78.10
Vested December 31, 2023	116,900	$78.10

	Management Contingent Share Plan	Grant Date Fair Value
Outstanding December 31, 2021	-	$-
Granted	920,000	$78.10
Forfeited	(368,300)	$78.10
Outstanding December 31, 2022	551,700	$78.10
Vested December 31, 2022	116,900	$78.10

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Service Based-Conditions

The vested shares within the tables above reflect the potential forfeiture of a former CEO’s Management Contingent Share Plan related to performance obligations that have been met as the Company is still reviewing its obligations. The Management Contingent Share Plan provides that in the event of the death, disability, or termination without cause of a former CEO, service-based conditions will not apply. For the year ended December 31, 2022, $8,695 of the expense recognized on the Management Contingent Share Plan relates to the service-based conditions that no longer applied to a former CEO and is subject to forfeiture pending conclusion of the board of director’s review. See Note 15 for additional information on this former CEO.

Stock Incentive Plans

2020 Stock Incentive Plan

FOXO Technologies Operating Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”) to attract, retain, incentivize and reward qualified employees, nonemployee directors and consultants. Immediately prior to Closing, vested and unvested stock options were outstanding to purchase 5,105,648 shares of FOXO Class A Common Stock. At Closing, the Combined Company assumed the stock options granted pursuant to the 2020 Plan to purchase FOXO Class A Common Stock and exchanged such stock options to purchase 296,550 shares of the Company’s Class A Common Stock at a weighted-average exercise price of approximately $71.30 per share. All remaining terms of the Assumed Options were unchanged. All share or option figures that follow are shown on a post-Business Combination basis. Following the approval of the 2022 Plan, which is discussed below, the 2020 Plan was terminated and no further awards will be granted under the 2020 Plan.

As of December 31, 2023, the Company had 119,371 stock options and 1,743 shares of restricted stock outstanding under the 2020 Plan. The stock options under the 2020 Plan issued during the year ended December 31, 2021 were issued (i) as a replacement for outstanding phantom share rights and previously cancelled profits interests, (ii) as a bonus for periods prior to the issuance of stock options, (iii) as part of the Company’s regular review cycle that occurs twice annually, and (iv) as other incentives. Stock options issued in the year ended December 31, 2021 were primarily granted in April and August of 2021. In the first quarter of 2022, 20,418 additional stock options were issued primarily as part of the Company’s regular review cycle as well as to form the Company’s Scientific Advisory Board.

The stock options granted in 2022 under the 2020 Plan vest monthly over a three-year period, have a 5-year term, and a grant date exercise price of $157.50 on a post Business Combination basis. For the issuance of options related to prior periods, the vesting period is considered to have started when the Company and option holder had a mutual understanding that an award was to be issued; however, the grant date and fair value are based on (i) when there is a mutual understanding of key terms, (ii) the Company is contingently obligated to issue the options, and (iii) the option holder begins to benefit or be adversely impacted by changes in the Company’s stock price. Accordingly, the Company has determined the date the stock option agreements were executed to be the grant date for these options and the date on which to measure the awards at fair value. The attribution of expense for the stock options is recognized from the grant date over the remaining service period while considering the portion of stock compensation expense that is legally vested. The Company accounts for forfeitures as they occur. At the first vesting period, the Company recognized stock compensation expense so that stock compensation expense equaled the vested portion of stock options. The remaining expense is recognized over the service period.

2022 Plan

On September 14, 2022, the stockholders of the Company approved the 2022 Plan. The 2022 Plan permits the grant of equity-based awards to employees, directors and consultants. As of December 31, 2023, the total number of shares of the Company’s Class A Common Stock that may be issued under the 2022 Plan is 651,862. No stock options were granted under the 2022 Plan during the years ended December 2023 and 2022.

During the year ended December 31, 2023, the Company granted 609,770 shares of restricted stock under the 2022 Plan of which 11,100 restricted shares were forfeited during the year. As of December 31, 2023, 598,670 restricted shares were outstanding, including 250,000 and 250,000 shares that were granted to Mr. White and Mr. Ward, respectively. The restricted shares granted during the year ended December 31, 2023 were fully vested on the date of grant. The Company recorded stock-based compensation totaling $650 during the year ended December 31, 2023 in connection with the grants, of which $515 resulted from the shares issued to Messrs. White and Ward. The compensation expense was determined based on the closing price of the Company’s Class A Common Stock on the day before the grant date multiplied by the number of shares granted.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

A summary of the 2022 Plan is as follows:

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

Annual Limitation on Awards to Non-Employee Directors

The grant date fair value of the 2022 Plan awards granted to each non-employee director during any calendar year may not exceed $500 (on a per-director basis).

Stock Options

The 2022 Plan authorizes the grant of ISOs and NQSOs (each, an “Option”). Options granted under the 2022 Plan entitle the grantee, upon exercise, to purchase a specified number of shares of Class A Common Stock from us at a specified exercise price per share. The administrator of the 2022 Plan determines the period during which an Option may be exercised, as well as any Option vesting schedule, except that no Option may be exercised more than 10 years after the date of grant and will generally expire sooner if the option holder’s service terminates. The exercise price for shares of Class A Common Stock covered by an Option cannot be less than the fair market value of the common stock on the date of grant unless pursuant to an assumption or substitution for another option in a manner satisfying the provisions of Section 409A of the Code.

Stock Appreciation Rights

Stock appreciation rights may be granted under the 2022 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of the Company Class A Common Stock between the exercise date and the date of grant. Stock appreciation rights may not have a term exceeding ten years. The grant price for a stock appreciation right may not be less than 100% of the fair market value per share on the date of grant. Subject to the provisions of the 2022 Plan, the administrator determines the other terms of stock appreciation rights, including when such rights become exercisable.

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

Restricted Stock Units

RSUs may be granted under the 2022 Plan. RSUs are bookkeeping entries representing an amount equal to the fair market value of one share of company common stock. Subject to the provisions of the 2022 Plan, the administrator determines the terms and conditions of RSUs, including the vesting criteria and the form and timing of payment. The administrator may also grant RSUs with a deferral feature, whereby settlement is deferred beyond the vesting date or lapse of the restricted period until the occurrence of a future payment date or event set forth in an award agreement. A holder of RSUs will have only the rights of a general unsecured creditor of the Company, until the delivery of shares, cash or other securities or property. On the delivery date, the holder of each RSU not previously forfeited or terminated will receive one share, cash or other securities or property equal in value to one share or a combination thereof, as specified by the administrator.

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

The following table summarizes stock option activity under the 2020 Plan for the years ended December 31, 2023 and 2022 (there was no stock option activity under the 2022 Plan for the years ended December 31, 2023 and 2022):

	Stock Option Awards	Weighted- Average Exercise Price	Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2022	276,510	$70.20
Granted	-	$-
Exercised	-	$-
Forfeited	(157,139)	$(68.15)
Outstanding December 31, 2023	119,371	$73.02	2.22	$	*
Exercisable December 31, 2023	115,616	$70.50	2.19	$	*

	Stock Option Awards	Weighted- Average Exercise Price	Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2021	282,831	$65.10
Granted	20,418	$157.50
Exercised	(1,480)	$65.10
Forfeited	(25,259)	$(83.60)
Outstanding December 31, 2022	276,510	$70.20	2.77	$	*
Exercisable at December 31, 2022	248,099	$67.00	2.67	$	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of the Company’s common stock was $0.32 on December 31, 2023.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The fair value of each stock option granted is estimated using a Black-Scholes valuation model while considering the respective rights of each type of stockholder. The table below illustrates the weighted-average valuation assumptions used for stock options granted during the year ended December 31, 2022:

2022
Expected term (years)	3.2
Expected volatility	70.0%
Risk-free interest rate	1.38%
Expected dividend yield	0.0%
Per-share weighted average grant date fair value	$157.50

The fair value of each stock option is estimated using a Black-Scholes valuation model while considering the respective rights of each type of stockholder. The table below illustrates the weighted-average valuation assumptions used for stock options granted during the year ended December 31, 2022:

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

Risk-Free Interest Rate: The risk-free rate assumption was calculated based on U.S. Treasury instruments with a term consistent with the expected terms of these awards at time of grant.

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

Equity-based compensation expense, excluding the Management Contingent Share Plan, was recorded in the following expense categories within the consolidated statements of operations consistent with the manner in which the respective employee or service provider’s related cash compensation was recorded:

	2023	2022
Research and development[1]	$72	$110
Selling, general and administrative	1,041	834
Total equity-based compensation expense	$1,113	$944

1)	Had the Company recorded the Management Contingent Share Plan within research and development and selling, general and administrative expense, then research and development would have been (reduced) increased by $(55) and $201 for the years ended December 31, 2023 and 2022, respectively, with the remaining (reduction) increase recognized within selling, general and administrative expense for the years ended December 2023 and 2022.

As of December 31, 2023, there was $283 of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 0.5 years and $994 of total unrecognized compensation cost related to the Management Contingent Share Plan.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 9 FORWARD PURCHASE AGREEMENT

The Company entered into a Forward Share Purchase Agreement with Meteora Capital Partners and its affiliates (collectively, “Meteora”) for a forward purchase transaction. Prior to the Closing, Meteora agreed not to redeem 287,373 shares of the Company’s Class A Common Stock (the “Meteora Shares”) in connection with the Business Combination. Meteora had the right to sell the Meteora Shares in the open market and on the fifteen (15) month anniversary of the Closing of the Business Combination (the” Put Date”) could obligate the Company to purchase the shares, as described below, from Meteora should any not have been sold in the open market.

In connection with the Forward Share Purchase Agreement, the Company and Meteora entered into an escrow agreement (the “Escrow Agreement”) where $29,135, based on the Meteora Shares and the corresponding redemption price from the Business Combination, was deposited into escrow by the Company (the “Prepayment Amount”). There were a few scenarios in which the Forward Purchase Agreement could have settled either before or on the Put Date.

The Company determined that the Prepayment Amount was collateral and recorded it on its consolidated balance sheet as an asset while the agreement was outstanding. In accordance with ASC 480, Distinguishing Liabilities from Equity, the Company determined that Meteora’s ability to require the Company to repurchase shares in certain situations was a freestanding derivative. The derivative, referred to as the forward purchase put derivative was recorded as a liability on the Company’s consolidated balance sheet. Additionally, the Company recorded a derivative based on the amount of collateral that could have been provided to Meteora and recorded it as a liability, referred to as the forward purchase collateral derivative, on the Company’s consolidated balance sheet.

On November 10, 2022, the Forward Share Purchase Agreement and related Escrow Agreement were amended to allow for the maturity consideration to be paid through Meteora retaining 50.000 shares which approximated the value of the maturity consideration formula described above. The Forward Share Purchase Agreement was subsequently cancelled on November 10, 2022. The cancellation of the Forward Share Purchase Agreement resulted in (i) the removal of the forward purchase put derivative and forward purchase collateral derivative from the Company’s consolidated balance sheet, (ii) the recognition of an additional $270 of expense based on the fair value of the Company’s Class A Common Stock retained by Meteora for the maturity consideration, (iii) and the shares purchased from Meteora became treasury stock with a corresponding reduction to additional paid-in capital based on the fair market value of the shares at cancellation. During the year ended December 31, 2022, the Company recorded expenses related to the Forward Share Purchase Agreement pf $27,337, which are recorded within forward purchase agreement expense in the consolidated statements of operations and consists of the maturity consideration that settled the forward purchase put derivative, the amounts released from escrow to Meteora as a result of open market sales, and the settlement of the forward purchase collateral derivative. During the year ended December 31, 2023, the Company cancelled the treasury stock acquired from Meteora.

Note 10 NET LOSS PER SHARE

The Business Combination was accounted for as a reverse recapitalization by which FOXO Technologies Operating Company issued equity for the net assets of Delwinds accompanied by a recapitalization. Ner loss per share has been recast for all historical periods to reflect the Company’s capital structure for all comparative periods.

Shares under the Management Contingent Share Plan that are under review to the former CEO are included in the calculation of net loss per share. The Company excluded the effect of the 15,668 and 434,800 Management Contingent Shares outstanding and not vested as of December 31, 2023 and 2022, respectively, from the computation of basic and diluted net loss per share for the years ended December 31, 2023 and 2022, as the conditions to trigger the vesting of the Management Contingent Plan Shares had not been satisfied as of December 31, 2023 and 2022. See Note 15 for additional information.

The following table sets forth the calculation of basic and diluted loss per share for the periods presented based on the weighted average number of shares of the Company’s Class A Common Stock outstanding during the years ended December 31, 2023 and 2022:

	2023	2022
Net loss	$(26,451)	$(95,255)
Deemed dividends related to the Exchange Offer and trigger of down round provisions of Assumed Warrants	(3,378)	-
Net loss to common stockholders	$(29,829)	$(95,255)
Basic and diluted weighted average number of Class A Common Stock	4,216	1,134
Basic and diluted net loss available to Class A Common Stock	$(7.08)	$(84.00)

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following Class A common stock equivalents of the Company have been excluded from the computation of diluted net loss per common share as the effect would be antidilutive and reduce the net loss per common stock (shares in actuals):

	December 31, 2023	December 31, 2022
Public and private warrants	1,037,875	1,037,875
Assumed Warrants	2,007,848	190,585
Stock options	119,371	296,550
Finder’s warrants	25,672	-
Total antidilutive shares	3,190,766	1,525,010

Note 11 FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measurements Using Inputs Considered as:
December 31, 2023	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$8	$8	$-	$-
Total liabilities	$8	$8	$-	$-

	Fair Value Measurements Using Inputs Considered as:
December 31, 2022	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$311	$302	$9	$-
Total liabilities	$311	$302	$9	$-

Warrant Liability

The Public Warrants and Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the consolidated balance sheets. The warrant liabilities were measured at fair value on the date of the Closing and on a recurring basis, with any changes in the fair value presented as change in fair value of warrant liabilities in the consolidated statements of operations.

Measurement at Closing and Subsequent Measurement

The Company established the fair values for the Public and Private Placement Warrants on the date of the Closing, and subsequent fair values as of each reporting period. The measurement of the Public Warrants is classified as Level 1 due to the use of an observable market quote in an active market under ticker FOXO-WT. As reflected in the tables above, the fair value of the Public Warrants was $8 and $302 at December 31, 2023 and 2022, respectively.

As the transfer of the Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2 at December 31, 2023 and 2022. As reflected in the tables above, the fair value of the Private Placement Warrants was nil and $9 for the years ended December 31, 2023 and 2022, respectively.

The Company recorded income of $303 and $2,076, respectively, during the years ended December 31, 2023 and 2022 for the change in fair values of the warrant liabilities.

Bridge Debentures

The Company elected the fair value option for both the 2021 and 2022 Bridge Debentures that converted to shares of FOXO Class A Common Stock as part of the Business Combination. Changes in the Company’s prior fair value measurements were recorded as a non-cash change in fair value of convertible debentures of $28,180 in the consolidated statement of operations for the year ended December 31, 2022.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 12 INCOME TAXES

The provision for income taxes for the years ended December 31, 2023 and 2022 consisted of the following:

	2023	2022
Deferred provision - federal	$4,802	$9,767
Deferred provision - state	1,653	4,054
	6,455	13,821
Net change to valuation allowance	(6,455)	(13,821)
Total provision for income taxes	$-	$-

A reconciliation of income taxes at the statutory federal income tax rate to the effective income tax rate for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022
Statutory U.S. tax rate	21.0%	21.0%
State taxes, net of federal benefit	5.6	9.0
Fair value adjustments on convertible debentures	-	(7.1)
Forward purchase agreement	-	(8.5)
Other	0.1	0.1
Nondeductible expenses	(4.4)	-
Valuation allowance	(22.5)	(14.5)
Effective tax rate	-%	-%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the net deferred tax assets at December 31, 2023 and 2022 were as follows:

	2023	2022
Deferred tax assets:
Accrued compensation	$482	$3,817
Net operating loss carryforwards	22,873	17,193
Capitalized software	682	1,270
Property and equipment	12	7
Issuance fees on convertible debentures	2,970	-
Gross deferred tax assets	27,019	22,287
Valuation allowance	(27,009)	(21,837)
Total deferred tax assets	10	450
Deferred tax liabilities:
Prepaid expenses	(10)	(450)
Deferred tax liabilities	(10)	(450)
Net deferred tax assets	$-	$-

As of December 31, 2023 and 2022, the Company recorded a full valuation allowance to offset its deferred tax assets as the Company believes it is not more likely than not that the deferred tax assets will be fully realizable. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance as of December 31, 2023 and 2022.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

As of December 31, 2023, the Company had accumulated federal losses for tax purposes of $83,400, which can be offset against future taxable income. Of this federal net loss carryforward, $1,600 will begin to expire in 2036 and $81,800 may be carried forward indefinitely. As of December 31, 2023, the Company had net accumulated state losses for tax purposes of $74,500, some of which will begin to expire in 2033. Sections 382 and 383 of the Internal Revenue Code, and similar state regulations, contain provisions that may limit the loss carryforwards available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period, the amount of the loss carryforwards that the Company may utilize in any one year may be limited. An analysis of the potential limitation has not been completed.

Note 13 FOXO LIFE INSURANCE COMPANY

Acquisition

On August 20, 2021, the Company completed its acquisition of MICOA and renamed it FOXO Life Insurance Company. The acquisition was accounted for as an asset acquisition as MICOA did not have inputs (employees) to create outputs. Purchase consideration for the acquisition of MICOA totaled $1,155, which included an indefinite-lived insurance license intangible asset recorded at a fair value of $63 and cash of $1,092. The Company recorded the reinsurance recoverables and policy reserves at their fair values as part of the acquisition.

The existing statutory capital and surplus of $1,092 remained with MICOA post-acquisition. As part of the transaction, the former owners of MICOA continued to administer and 100% reinsure all policies outstanding as of the acquisition date. The Company did not issue any new insurance policies since the acquisition and all premiums, reinsurance recoverables, and policy reserves related to the 100% reinsured business. For ceded reinsurance transactions, the Company remained liable in the event the reinsuring company was unable to meet its obligations under the reinsurance agreement. Further, the reinsurer was required to maintain accreditation from all applicable state insurance regulators so the Company may obtain full credit for the reinsurance agreement. If the reinsurer was unable to meet this obligation, they were required to compensate the Company so that the Company could take full credit for the reinsurance. As of December 31, 2021, the Company had determined there was a remote probability the reinsurer would fail to meet its obligations and any allowance would be immaterial. The policy reserves of $18,573 for the year ended December 31, 2022 on the consolidated balance sheet represented the benefits and claims reserves ceded as part of the acquisition. There were no earned and ceded premiums and claims incurred and ceded included on the consolidated statement of operations for the year ended December 31, 2023. The consolidated statement of operations for the year ended December 31, 2022, includes $362 of earned and ceded premiums as well as $1,349 of claims incurred and ceded. With the sale of FOXO Life Insurance Company on February 3, 2023, which is more fully discussed below, the $18,573 of policy reserves were transferred to the new owners at closing.

Statutory Capital and Surplus

The approval granted by the Arkansas Insurance Department to the Company to acquire MICOA required the Company to maintain statutory capital and surplus of no less than $5,000 and a risk-based capital ratio of 301% or greater. As of December 31, 2022, FOXO Life Insurance Company had statutory capital and surplus of at least $5,000, which included $100 of cash maintained in a trust account at First Horizon Advisors, as required by the State of Arkansas, with the remaining amount of additional statutory capital and surplus held in cash and cash equivalents. The statutory capital and surplus for FOXO Life Insurance Company exceeded the minimum risk-based capital requirements for the year ended December 31, 2022. As more fully discussed below, at the closing of the sale of FOXO Life Insurance Company on February 3, 2023, the Company gained access to all capital and surplus amounts outstanding as of the closing date, net of transaction related amounts, or $4,751.

Statutory Net Loss

FOXO Life Insurance Company was required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Arkansas Insurance Department. Statutory accounting practices primarily differ from U.S. GAAP in that policy acquisition costs are to be expensed as incurred, future policy benefit liabilities are to be established using different actuarial assumptions, and the accounting for investments in certain assets and deferred taxes are stated on a different basis. FOXO Life Insurance Company did not issue any policies after the acquisition. Additionally, MICOA did not issue any policies in 2021 before the acquisition and its policies were separately 100% reinsured by the seller, Security National Life Insurance Company. The operations of FOXO Life Insurance Company are included in the Company’s consolidated financial statements from the acquisition date to the February 3, 2023, the date of sale, in accordance with U.S. GAAP. FOXO Life Insurance Company had a statutory net loss of de minimus and $105 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the Company had an authorized control level of $0 and $62, respectively.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Insurance Liabilities

Policy reserves are liabilities for traditional life insurance reserves and annuities. Traditional life reserves primarily include term and whole life products, which totaled $0 and $14,246 at December 31, 2023 and 2022, respectively.

The following table provides information about deferred annuity contracts for the years ended December 31, 2023 and 2022:

	2023	2022
Balance at beginning of the period	$4,327	$4,717
Deposits received	27	7
Interest credited	-	139
Withdrawals	(82)	(536)
Transfers to new owners upon sale of business	(4,272)	-
Balance at end of period	$-	$4,327

Sale of FOXO Life Insurance Company

As of October 19, 2022, the Company made the decision to sell FOXO Life Insurance Company and terminate this business activity due to sustained losses. On February 3, 2023, the business was sold. Therefore, there were no traditional life insurance reserves and deferred annuity contracts at December 31, 2023 versus $18,573 at December 31, 2022. The terms of sale and additional information about FOXO Life are presented below.

FOXO Life - Insurance Company

Due to market conditions, the Company’s capitalization following the Business Combination did not materialize in the way the Company anticipated, and the Company did not possess the funding that it believed would be required to satisfy state regulations and regulatory bodies to issue new life insurance policies through FOXO Life Insurance Company. As such, management decided to not move forward with the launch of FOXO Life Insurance Company.

On January 10, 2023, the Company entered into a merger agreement (the “Security National Merger Agreement”) with Security National Life Insurance Company, a Utah corporation (the “Security National”), FOXO Life, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“FOXO Life”), and FOXO Life Insurance Company (fka MICOA), an Arkansas corporation and wholly-owned subsidiary of the Seller, pursuant to which, subject to the terms and conditions of the Security National Merger Agreement, the Company agreed to sell FOXO Life Insurance Company to Security National. Specifically, pursuant to the Security National Merger Agreement, FOXO Life Insurance Company merged with and into the Security National, with Security National continuing as the surviving corporation.

On February 3, 2023 (the “Closing Date”), the Company consummated the sale of FOXO Life Insurance Company to Security National pursuant to the Security National Merger Agreement. As a result of the merger, the Company was no longer required to hold cash and cash equivalents required to be held as statutory capital and surplus, as required under the Arkansas Insurance Code (the “Arkansas Code”).

At the closing, all of FOXO Life Insurance’s shares were cancelled and retired and ceased to exist in exchange of an amount equal to FOXO Life Insurance’s statutory capital and surplus amount of $5,002 as of the Closing Date, minus $200 (the “Merger Consideration”).

After the Merger Consideration and Security National’s third-party expenses, the transaction resulted in the Company gaining access to $4,751 that was previously held as statutory capital and surplus pursuant to the Arkansas Code. The Company recorded a $251 loss on the sale of MICOA during the year ended December 31, 2023.

Note 14 BUSINESS SEGMENT

During the years ended December 31, 2023 and 2022, the Company managed and classified its business into two reportable business segments:

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

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

●

FOXO Life was redefining the relationship between consumers and insurer by combining life insurance with a dynamic molecular health and wellness platform. FOXO Life sought to transform the value proposition of the life insurance carrier from a provider of mortality risk protection products to a partner supporting its customers’ healthy longevity. FOXO Life’s multi-omics health and wellness platform was to provide life insurance consumers with valuable information and insights about their individual health and wellness to support longevity. On February 3, 2023, the Company sold certain assets of FOXO Life thereby discontinuing the Company’s business in life insurance due to the uneconomic nature of the business unit. The sale is more fully described in Note 13.

The primary income measure used for assessing segment performance and making operating decisions is earnings (losses) before interest, income taxes, depreciation, amortization, and stock-based compensation (“Segment Earnings (Losses)”). The segment measure of profitability also excludes corporate and other costs, including management, IT, overhead costs and certain other non-cash charges or benefits, such as impairment and any non-cash changes in fair value.

FOXO Labs generates revenues through performing epigenetic biomarker services and by collecting epigenetic services royalties. FOXO Life generated revenues from the sale of life insurance products. Asset information is not used by the Chief Operating Decision Maker (“CODM”) or included in the information provided to the CODM to make decisions and allocate resources.

Summarized below is information about the Company’s operations for the years ended December 31, 2023 and 2022 by business segment:

	Revenues		Losses
	2023	2022	2023	2022
FOXO Labs (a)	$126	$483	$(2,149)	$(2,769)
FOXO Life	19	28	(1,645)	(3,735)
	145	511	(3,794)	(6,504)
Corporate and other (b)	-	-	(21,593)	(87,311)
Interest expense	-	-	(1,064)	(1,440)
Total	$145	$511	$(26,451)	$(95,255)

(a)	For 2023, FOXO Labs losses include $1,313 for the write off of supplies.
(b)	For 2023, Corporate and other includes stock-based compensation, including amortization of consulting fees paid in stock, of $2,586, depreciation and amortization expense of $1,279, impairment charges of $2,633, change in fair value of warrant liability of $303, loss from PIK Note Amendment and 2022 Debenture Release of $3,521 and $19 of other income, net. For 2022, Corporate and other includes stock-based compensation, including the consulting agreement, Cantor Commitment Fee and vendor shares expense of $17,708, depreciation and amortization expense of $1,487, change in fair value of convertible debentures and warrant liability expense of $26,104, $1,307 for impairment charge and $27,544 of other non-operating expenses. See Notes 5, 6, 7, 9 and 11 for additional information.

Note 15 COMMITMENTS, CONTINGENCIES, LEGAL PROCEEDINGS AND OTHER SEVERANCE

The Company is a party to various vendor and license agreements and sponsored research arrangements in the normal course of business that create commitments and contractual obligations.

As more fully discussed in Note 17, effective January 12, 2024, the Company entered into a master software and services agreement with KR8 AI Inc., a Nevada corporation. The Company’s Interim CEO and Interim CFO each are equity owners of the KR8 AI Inc.

Legal Proceedings

The Company accrues for costs associated with certain contingencies, including, but not limited to, settlement of legal proceedings, regulatory compliance matters and self-insurance exposures when such costs are probable and reasonably estimable. In addition, the Company records legal fees in defense of asserted litigation and regulatory matters as such legal fees are incurred. To the extent it is probable that the Company is able to recover losses and legal fees related to contingencies, it records such recoveries concurrently with the accrual of the related loss or legal fees. Significant management judgment is required to estimate the amounts of such contingent liabilities. In the Company’s determination of the probability and ability to estimate contingent liabilities, it considers the following: litigation exposure based on currently available information, consultations with external legal counsel and other pertinent facts and circumstances regarding the contingency. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved; and such changes are recorded in the consolidated statements of operations during the period of the change and appropriately reflected in the consolidated balance sheets. As of December 31, 2023 and 2022, the Company had $2,260 and $0 accrued for settlement of legal proceedings, respectively.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Smithline Family Trust II vs. FOXO Technologies Inc. and Jon Sabes

On November 18, 2022, Smithline filed a complaint against the Company and Jon Sabes, the Company’s former Chief Executive Officer and a former member of the Company’s board of directors, in the Supreme Court of the State of New York, County of New York, Index 0654430/2022. The complaint asserted claims for breach of contract, unjust enrichment and fraud, alleging that (i) the Company breached its obligations to Smithline pursuant to that certain Securities Purchase Agreement, dated January 25, 2021, between Legacy FOXO and Smithline, the 2021 Bridge Debentures, due February 23, 2022, and Assumed Warrant to purchase shares of FOXO common stock until February 23, 2024 (collectively, including any amendment or other document entered into in connection therewith, the “Financing Documents”), (ii) the Company and Mr. Sabes were unjustly enriched as a result of their alleged actions and omissions in connection with the Financing Documents, and (iii) the Company and Mr. Sabes made materially false statements or omitted material information in connection with the Financing Documents. The complaint claims damages in excess of a minimum of $6,207 on each of the three causes of action, plus attorneys’ fees and costs.

On December 23, 2022, the Company removed this action from the Supreme Court of the State of New York, County of New York to the United States District Court for the Southern District of New York, Case 1:22-cv-10858-VEC. The action was assigned to Judge Valerie E. Caproni.

On February 1, 2023, Defendant Jon Sabes moved to dismiss the Complaint as to Defendant Sabes pursuant to Fed. R. Civ. P. 12(b)(2) and 12(b)(6).

On February 22, 2023, Smithline filed an Amended Complaint. The Company filed its Answer to the Amended Complaint on March 8, 2023.

On March 15, 2023, Defendant Jon Sabes moved to dismiss the Amended Complaint as to Defendant Sabes pursuant to Fed. R. Civ. P. 12(b)(1), (2) & (6).

On April 17, 2023, Smithline filed its opposition to Defendant Sabes’ motion.

On November 7, 2023, Smithline and the Company and its subsidiaries entered into the Settlement Agreement, pursuant to which the parties agreed to resolve and settle all disputes and potential claims which exist or may exist among them, including without limitation those claims asserted in the Action, as more specifically set forth in, and subject to the terms and conditions of, the Settlement Agreement. Upon the execution of the Settlement Agreement, the parties agreed to jointly dismiss the action without prejudice.

Pursuant to the Settlement Agreement, the Company agreed to pay Smithline the Cash Settlement Payment”, payable in full no later than the date the Settlement Deadline. During the Settlement Period, the Company agreed to pay Smithline out of any Equity Financing a minimum of 25% of the gross proceeds of each Equity Financing within two business days of the Company’s receipt of the proceeds from such Equity Financing, and which payment to Smithline would be applied toward the Cash Settlement Payment. Notwithstanding the foregoing, in the event that the Company has received proceeds from the Strata Purchase Agreement prior to the effective date of the Settlement Agreement, Smithline will be entitled to a minimum of 25% of the gross proceeds thereof, payment of which to Smithline would be applied toward the Cash Settlement Payment.

In addition, the Company agreed to use commercially reasonable efforts to pay $300 in cash to Smithline by December 31, 2023 toward the Cash Settlement Payment. In the event that the Company has not paid in full the Cash Settlement Payment prior to the Settlement Deadline, Smithline will be entitled to retain all proceeds received pursuant to the Settlement Agreement, the Mutual Release (as defined below) will be returned to their respective parties, and Smithline may pursue any claims against, among others, the Company.

In addition, the parties agreed that prior to Smithline receiving $300 in cash from the Company toward the Cash Settlement Payment, the Company may not file any resale registration statements and any amendments or supplements thereto without Smithline’s written consent, except for those that cover the resale of shares of the Company’s Class A common stock currently issued or issuable under the Strata Purchase Agreement.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

In addition, the parties agreed that after Smithline has received $300 in cash from the Company, in the event the Company registers for resale shares of Common Stock which are not issued or issuable as of the effective date of the Settlement Agreement, for a selling stockholder other than under the Strata Purchase Agreement, during the Settlement Period, then the Company will be required to issue Smithline Settlement Shares at the closing price of the Class A Common Stock immediately prior to their issuance, subject to the authorization of NYSE American if the Class A Common Stock is then traded on such exchange, which Settlement Shares will be included for resale in such registration statement, provided, however, that the amount of Settlement Shares, if any, when aggregated with other Settlement Shares, if any, will be reduced to ensure that such aggregate amount will not exceed 19.9% of the outstanding shares of the Company’s Class A Common Stock as of the date of issuance (subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations, and other similar transactions that occur after the date of the Settlement Agreement). Any net proceeds (after taking into account all brokerage, transfer agent, legal and other expenses incurred in connection with the sale of the Settlement Shares, if any) received by Smithline on the sale of the Settlement Shares, if any, will be credited against the Cash Settlement Payment.

Pursuant to the Settlement Agreement, the Company agreed to use its best efforts to obtain an amendment to its Senior PIK Notes such that their maturity date and amortization dates are extended to December 31, 2024. Whether such amendment is obtained or not, the Company agreed to not make any payments in cash or stock on such Senior PIK Notes or permit such Senior PIK Notes to convert into stock prior to the satisfaction in full of the Cash Settlement Payment.

Simultaneous with the execution of the Settlement Agreement, Smithline and Puritan Partners LLC and the Company entered into a mutual release (the “Mutual Release”), which will be held in escrow pending notification from counsel for Smithline that 90 calendar days have elapsed since Smithline has received the Cash Settlement Payment in full. The Mutual Release includes the release of, in addition to the Company, Jon Sabes, Bespoke Growth Partners, Inc. and Mark Peikin, subject to their satisfaction of the conditions of the Mutual Release, including delivery of an executed release to counsel for Smithline releasing the Claiming Parties (as defined in the Mutual Release). Pursuant to the Mutual Release, in the event that the Company files for bankruptcy and the Claiming Parties are not permitted to retain the Cash Settlement Payment or the net proceeds received on the sale of Settlement Shares, if any, the Mutual Release will be null and void and void ab initio. Further, in the event that Jon Sabes, Bespoke Growth Partners, Inc., or Mark Peikin commences a lawsuit or arbitration or otherwise asserts a claim or cause of action against any of the Responding Parties (as defined in the Mutual Release) or any of the Claiming Parties, or takes any action against or otherwise hinders in any manner the Company’s ability to repay the Claiming Parties the Cash Settlement Payment or deliver and register the Settlement Shares, if any, the release of such person or entity will be null and void and void ab initio.

Pursuant to the Settlement Agreement, without the prior written consent of Smithline, the Company may not (x) pay KR8 AI Inc., including its affiliates, in cash more than the sum of (A) (i) $100 a month for the first three months after the effective date of the Settlement Agreement and (ii) more than $50 a month for months 4 to 12 after the effective date of the Settlement Agreement and (B) a royalty for 15% of product subscriber revenues received by the Company, or (y) make any payment in cash or stock to Jon Sabes until the Cash Settlement Payment is paid in full.

Pursuant to the Settlement Agreement, the parties agreed that Smithline may retain the Smithline Assumed Warrant issued to Smithline pursuant to the Agreement and Plan of Merger, dated February 24, 2022, as amended on April 26, 2022, July 6, 2022 and August 12, 2022, by and among the Company (DWIN Merger Sub Inc., DIAC Sponsor LLC, and Legacy FOXO; provided, however, that the Smithline Assumed Warrant will be automatically cancelled immediately upon Smithline’s receipt of the Cash Settlement Payment in full. Further, due to the fact that the Company did not pay the Cash Settlement Payment in full prior to the warrant’s expiration on February 23, 2024, the Smithline Assumed Warrant was automatically extended for a year until February 23, 2025, subject to cancellation upon Smithline’s receipt of the Cash Settlement Payment. From the effective date of the Settlement Agreement until the Settlement Deadline, Smithline may not exercise any of its rights under the Smithline Assumed Warrant so long as the Company continues to comply with the Settlement Agreement. In the event the Company or any of its subsidiaries is subject to a Bankruptcy Event (as defined in the Debenture) then immediately prior to the occurrence of such Bankruptcy Event, the Smithline Assumed Warrant will be converted into an unsecured debt obligation of the Company and its subsidiaries in the amount of $3,500 less the cash proceeds paid by the Company to Smithline under the Settlement Agreement or the Net Proceeds received by Smithline on the sale of any Settlement Shares, if any, in satisfaction of the Cash Settlement Payment.

On May 28, 2024, the Company entered into an Exchange Agreement with Smithline pursuant to which Smithline exchanged the Smithline Assumed Warrant for the right to receive up the Rights Shares, subject to a 4.99% beneficial ownership limitation and issued without any restrictive legends. The Exchange Agreement is more fully discussed in Note 17.

The Company is currently in default of the Settlement Agreement and are currently in negotiations with Smithline on a resolution.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Company is also party to various other legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business, and it may in the future be subject to additional legal proceedings and disputes.

Former CEO Severance

As of December 31, 2023, the Board has yet to complete its review into whether the former CEO was terminated with or without cause. Accordingly, the Company has yet to make a determination on its obligations under the former CEO’s employment agreement. The Company has accrued for his severance and has recognized expenses related to his equity-based compensation per the terms of his contract while the matter remains under review.

Should the review conclude that the former CEO was terminated without cause then the former CEO will receive thirty-six months of severance based on his base salary, his options granted immediately vest, and his Management Contingent Share Plan related to performance-based conditions that have been met become fully vested. As of December 31, 2023, $1,575 of severance and related expense was recorded within accrued severance on the consolidated balance sheet and as of December 31, 2022, $576 of severance and related expense was recorded within accrued severance and the remaining $999 was recorded within other liabilities on the consolidated balance sheet. The corresponding expense was recognized within selling, general and administrative expense on the consolidated statement of operations for the year ended December 31, 2022. In addition, during the year ended December 31, 2022, the Company recognized $8,695 of expense related to the Management Contingent Share Plan.

Should the review conclude the former CEO was terminated with cause then no severance or continued benefits are due and the Company will account for the forfeiture of his Management Contingent Share Plan and reverse the accrual and corresponding expense related to his severance.

Additionally, the Company cancelled the Management Contingent Share Plan related to performance-based conditions that have not been met.

Disputed Severance Policy

A severance policy was drafted in early 2023 with an effective date of January 9, 2023. The policy applied to all exempt level vice presidents and above employees across various departments. It provided for a six-month salary pay out if the employee, while in good standing, was involuntarily separated from the Company. However, neither the Company’s board of directors nor its renumeration committee approved the policy. If the policy were valid, five former employees would have met the guidelines to receive the severance aggregating approximately $462 in severance payments.

Three former employees have sent letters, through their attorneys, requesting the payment of the severance. The Company has responded to the letters stating that the policy was not valid and that all of the Company’s obligations related to their separation from the Company have been paid and/or fully satisfied.

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

The Company is responsible for payments up to $849 related to the agreement, half of which was paid upon contract execution during the second quarter of 2022. Remaining payments are due as follows: (i) 20% upon the enrollment of the first patient, (ii) 20% upon the enrollment of the final patient and (iii) 10% upon lab receipt of shipments for all initially planned assays. In addition to the $424 payment upon execution, the Company incurred $272 of other costs related to VECTOR. Costs associated with the clinical trial agreement are being recorded as research and development expenses in the consolidated statements of operations. The research study associated with this arrangement is on hold and the Company will not be required to make additional payments until it resumes and milestones are met. See Note 4 for additional information related to the impairment of the health study tool during the year ended December 31, 2022.

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

As part of the CRADA agreement, the Company agreed to provide funding totaling $200 under the two-year term of the agreement. The Company recognized $46 and $100 in sponsored research expenses related to this agreement during the years ended December 31, 2023 and 2022, respectively. These amounts are recorded within research and development expenses in the consolidated statements of operations.

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

As part of the CHOP Agreement, the Company provided funding totaling $311 over a two-year period, commencing February 1, 2021. The Company recognized $13 and $159 in sponsored research expenses during the years ended December 31, 2023 and 2022, respectively. These amounts were recorded within research and development expenses in the consolidated statements of operations.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 17 SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and up to the date that the consolidated financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Effective January 12, 2024, the Company or (the “Licensee”), entered into the Master Software and Services Agreement (the “Agreement”) with KR8 AI Inc., a Nevada corporation (the “Licensor”). The Company’s Interim CEO and Interim CFO each are equity owners of the Licensor. Under the Agreement, the Licensor granted to the Licensee a limited, non-sublicensable, non-transferable perpetual license to use the “Licensor Products,” which are listed in Exhibit A to the Agreement, to develop, launch and maintain license applications based upon Licensee’s epigenetic biomarker technology and software to develop an AI machine learning epigenetic APP to enhance health, wellness and longevity. The territory of the Agreement is solely within the U.S., Canada and Mexico.

Under the Agreement, the Licensee agreed to pay to the Licensor an initial license and development fee of $2,500, a monthly maintenance fee of $50 and an ongoing royalty equal to 15% of “Subscriber Revenues,” as defined in the Agreement, in accordance with the terms and subject to the minimums set forth in the schedules of the Agreement. The Licensee agreed to reimburse the Licensor for all reasonable travel and out-of-pocket expenses incurred in connection with the performance of the services under the Agreement, in addition to payment of any applicable hourly rates. If the Licensee fails to timely pay the “Minimum Royalty,” as defined in the Agreement, due with respect to any calendar year, the License will become non-exclusive. (Payments of these amounts in cash are restricted by the terms of a legal settlement agreement, which is more fully discussed in Note 15 under the heading, “Smithline Family Trust II vs. FOXO Technologies Inc. and Jon Sabes.”)

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

Under the Agreement, on January 19, 2024, the Company issued 1,300,000 shares of the Company’s Class A Common Stock to the Licensor. The issuance of the shares was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on an exemption provided by Rule 506(b) of Regulation D of the Securities Act. The Company did not pay any commissions or finder’s fees in connection with the issuance.

Board Appointment:

On January 23, 2024, Francis Colt deWolf III was appointed as a director.

February 1, 2024 Second Strata Purchase Agreement

On February 1, 2024, the Company entered into a Second Strata Purchase Agreement (the “Second Strata Purchase Agreement”) with ClearThink. Pursuant to the Second Strata Purchase Agreement, after the satisfaction of certain commencement conditions, including, without limitation, the effectiveness of the Registration Statement (as defined below), ClearThink has agreed to purchase from the Company, from time to time upon delivery by the Company to ClearThink of request notices (each a “Request Notice”), and subject to the other terms and conditions set forth in the Second Strata Purchase Agreement, up to an aggregate of $5,000 of the Company’s Class A Common Stock. The purchase price of the shares of the Company’s Class A Common Stock to be purchased under the Second Strata Purchase Agreement will be equal to the closing price of the Company’s Class A Common Stock on the Purchase Date (as defined in the Second Strata Purchase Agreement).

Each purchase under the Second Strata Purchase Agreement will be in a minimum amount of $25 and a maximum amount equal to the lesser of (i) $1,000 and (ii) 300% of the average daily trading value of the Company’s Class A Common Stock over the ten days preceding the Request Notice date. In addition, Request Notices must be at least 10 business days apart and the shares issuable pursuant to a Request Notice, when aggregated with the shares then held by ClearThink on the Request Notice date, may not exceed 9.99% of the outstanding share of the Company’s Class A Common Stock. The Second Strata Purchase Agreement further provides that the Company may not issue, and ClearThink may not purchase, any shares of the Company’s Class A Common Stock under the Second Strata Purchase Agreement which, when aggregated with all other shares of the Company’s Class A Common Stock then beneficially owned by ClearThink and its affiliates, would result in the beneficial ownership by ClearThink and its affiliates of more than 9.99% of the then issued and outstanding shares of the Company’s Class A Common Stock.

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Pursuant to the Second Strata Purchase Agreement, if within 24 months of the date of satisfaction of the commencement conditions set forth in the Second Strata Purchase Agreement, the Company seeks to enter into an equity credit line or another agreement for the sale of securities with a structure comparable to the structure in the Second Strata Purchase Agreement, the Company will first negotiate in good faith with ClearThink as to the terms and conditions of such agreement.

In connection with the Second Strata Purchase Agreement, the Company entered into a Registration Rights Agreement with ClearThink under which the Company agreed to file, within 60 days of executing definitive documents, a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) covering the shares of the Company’s Class A Common Stock issuable under the Second Strata Purchase Agreement (the “Registration Rights Agreement”).

The Second Strata Purchase Agreement provides that the Company will not be permitted to issue any shares of the Company’s Class A Common Stock pursuant to the Second Strata Purchase Agreement if such issuance would cause (i) the aggregate number of shares of the Company’s Class A Common Stock issued to ClearThink pursuant to such agreements to exceed 9.99% of the outstanding shares of the Company’s Class A Common Stock immediately prior to the date of such agreements, unless shareholder approval pursuant to the rules and regulations of the NYSE American (or such other exchange on which the Common Stock is then listed) has been obtained or (ii) the Company to breach any of the rules or regulations of the NYSE American or such other exchange on which the Company’s Class A Common Stock is then listed (the “Exchange Cap”). Pursuant to the Finder’s Agreement disclosed in Note 7, the Company will pay the Finder a cash fee equal to 4% of the gross proceeds received by the Company from the transactions contemplated by the Second Strata Purchase Agreement. The Company also agreed to issue to the Finder a 5-year warrant to purchase shares of the Company’s Class A Common Stock equal to 1% warrant coverage based on the amount raised from these transactions with an exercise price per share equal to 110% of the Transaction (as defined in the Finder Agreement) or the public market closing price of the Company’s Class A Common Stock on the date of the Transaction, whichever is lower, subject to anti-dilutive price protection and participating registration rights.

Promissory Note Issued to ClearThink

On February 15, 2024, the Board of Directors of the Company approved entering into a purchase agreement with ClearThink pursuant to which the Company agreed to issue to ClearThink a promissory note on January 30, 2024 in the principal amount of up to $750 (the “Note”). The Note matures on January 30, 2025 and has an interest rate of 12% per annum (22% after the occurrence of an Event of Default, as defined in the Note). 10% of all future purchase notices from the Second Strata Purchase Agreement with ClearThink must be directed toward repayment of the Note until the Note is paid in full. The Events of Default include: failure to pay amounts owed under the Note, uncured breach of covenants, breach of representations and warranties, bankruptcy, delisting of the Company’s Class A Common Stock from exchange or OTC Markets, failure to comply with reporting under the Exchange Act of 1934, as amended, cessation of operations, restatement of financial statements or cross-default of any other agreement with ClearThink, among others.

Class A Common Stock Issued to MSK Under Shares for Services Agreement

On March 1, 2024 and March 27, 2024, the Company issued 469,852 shares and 41,175 shares of its Class A Common Stock, respectively, to MSK. These shares were issued pursuant to the Shares for Services Agreement with MSK, which is more fully described in Note 7.

Class A Common Stock Issued to Tysadco Partners under Corporate Development Advisory Agreement

On March 5, 2024, the Company issued 450,000 shares of its Class A Common Stock to Tysadco Partners under the Corporate Development Advisory Agreement dated effective February 26, 2024.

Securities Purchase Agreement Dated April 28, 2024

On April 28, 2024, the Company entered into a Securities Purchase Agreement with LGH Investments, LLC, an Wyoming limited liability company (“LGH”), pursuant to which the Company issued to LGH a convertible promissory note in the principal amount of $110,000 and 200,000 shares of its Class A Common Stock as inducement shares to LGH. The note has a beneficial ownership limitation of 4.99%.

Exchange Agreement with Smithline Dated May 28, 2024

On May 28, 2024, the Company, entered into an Exchange Agreement with Smithline pursuant to which Smithline exchanged the Smithline Assumed Warrant to purchase up to 312,500 shares, as adjusted, of the Company’s Class A Common Stock terminating on February 23, 2025, for the right to receive up to 8,370,000 shares of the Company’s Class A Common Stock (the “Rights Shares”), subject to a 4.99% beneficial ownership limitation and issued without any restrictive legends. The total number of Rights Shares that may be issued under the Exchange Agreement, will be limited to 19.99% of the Company’s outstanding shares of Class A Common Stock, unless stockholder approval is obtained to issue more than 19.99% Upon the execution of the Exchange Agreement and receipt of all of the Rights Shares, the Smithline Assumed Warrant, and all associated rights thereunder will be terminated.