Form 10-Q
period 2024-03-31
FOXO TECHNOLOGIES INC.
filed 2024-06-28
CIK 1812360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of June 27, 2024, there were 11,280,154 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) of the registrant issued and outstanding.

FOXO TECHNOLOGIES INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Part I., Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 6, 2024.

Unless expressly indicated or the context requires otherwise, the terms “FOXO,” the “Company,” “we,” “us” or “our” in this Annual Report refer to FOXO Technologies Inc., a Delaware corporation, and, where appropriate, its subsidiaries.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOXO technologies inc. and subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2024	2023
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$3	$38
Prepaid expenses	155	86
Other current assets	104	109
Total current assets	262	233
Intangible assets, net	2,621	378
Other assets	111	114
Total assets	$2,994	$725

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$4,988	$4,556
Related parties payables and promissory notes	3,120	1,591
Notes payable	386	-
Senior PIK Notes	4,461	4,203
Accrued severance	1,815	1,696
Accrued settlement	2,260	2,260
Accrued and other liabilities	42	30
Total current liabilities	17,072	14,336
Warrant liabilities	-	8
Related party payables	500	-
Other liabilities	359	481
Total liabilities	17,931	14,825
Commitments and contingencies (Note 11)
Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued or outstanding as of March 31, 2024 and December 31, 2023	-	-
Class A Common Stock, $0.0001 par value, 500,000,000 shares authorized, 9,959,594 and 7,646,032 shares issued and outstanding, respectively, as of March 31, 2024 and December 31, 2023	1	1
Additional paid-in capital	164,282	162,959
Accumulated deficit	(179,220)	(177,060)
Total stockholders’ deficit	(14,937)	(14,100)
Total liabilities and stockholders’ deficit	$2,994	$725

See accompanying Notes to Unaudited Condensed Consolidated Financial Statement

Foxo Technologies INc. and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Total revenue	$7	$13
Operating expenses:
Research and development	165	309
Management contingent share plan	33	764
Selling, general and administrative	988	6,332
Total operating expenses	1,186	7,405
Loss from operations	(1,179)	(7,392)
Change in fair value of warrant liabilities	8	-
Interest expense	(301)	(225)
Other expense	(32)	(22)
Total non-operating expenses	(325)	(247)
Loss before income taxes	(1,504)	(7,639)
Provision for income taxes	-	-
Net loss	(1,504)	(7,639)
Deemed dividend from trigger of down round provisions and extension of Assumed Warrants	(656)	-
Net loss to common stockholders	$(2,160)	$(7,639)
Net loss per Class A Common Stock, basic and diluted	$(0.24)	$(3.30)
Basic and diluted weighted average number of Class A Common Stock (in thousands)	8,918	2,315

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

FOXO TECHNOLOGIES INC. and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (EQUITY)

(Dollars in thousands)

(Unaudited)

	Class A Common Stock		Treasury Stock	Additional Paid-in-	Accumulated
	Shares	Amount	Shares	Capital	Deficit	Total

Balance, December 31, 2022	2,966.987	$-	(214,077)	$153,939	$(147,231)	$6,708
Net loss	-	-	-	-	(7,639)	(7,639)
Stock based compensation	(11,100)	-	-	901	-	901
Balance, March 31, 2023	2,955,887	$-	(214,077)	$154,840	$(154,870)	$(30)

	Class A Common Stock		Treasury Stock	Additional Paid-in-	Accumulated
	Shares	Amount	Shares	Capital	Deficit	Total

Balance, December 31, 2023	7,646,032	$1	-	$162,959	$(177,060)	$(14,100)
Net loss to common stockholders	-	-	-	-	(2,160)	(2,160)
Deemed dividend from trigger of down round provisions and extension of Assumed Warrants	-	-	-	656	-	656
Shares issued under KR8 License Agreement	1,300,000	-	-	378	-	378
Shares issued under Corporate Development and Advisory Agreement	450,000	-	-	153	-	153
Shares issued to MSK under Shares for Services Agreement	511,027	-	-	-	-	--
Warrants issued for finder’s fees	-	-	-	17	-	17
Shares issued to employee	53,202	-	-	16	-	16
Stock based compensation	(667)	-	-	103	-	103
Balance, March 31, 2024	9,959,594	$1	-	$164,382	$(179,220)	$(14,937)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

FOXO TECHNOLOGIES INC. and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,504)	$(7,639)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	260	929
Equity-based compensation	119	901
Amortization of consulting fees paid in common stock	25	1,725
Change in fair value of warrants	(8)	--
PIK interest	258	135
Amortization of debt discounts	33	94
Other	-	6
Changes in operating assets and liabilities:
Supplies	-	11
Prepaid expenses and consulting fees	59	925
Other current assets	5	7
Accounts payable	983	(489)
Accrued and other liabilities	1,486	35
Net cash provided by (used in) operating activities	1,716	(3,360)
CASH FLOWS FROM INVESTING ACTIVITIES:
Intangible asset acquired under license agreement	(2,122)	-
Net cash used in investing activities	(2,122)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash from issuances of promissory notes	371	-
Net cash provided by financing activities	371	-
Net change in cash and cash equivalents	(35)	(3,360)
Cash and cash equivalents at beginning of period	38	5,515
Cash and cash equivalents at end of period	$3	$2,155

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for intangible asset	$378	$-
Warrants issued for finder’s fee in connection promissory notes	$17	$-
Deemed dividend from trigger of down round provisions and extension of Assumed Warrants	$656	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	-	-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 1  DESCRIPTION OF BUSINESS

FOXO Technologies Inc. (“FOXO” or the “Company”), formerly known as Delwinds Insurance Acquisition Corp. (“Delwinds”), a Delaware corporation, was originally formed in April 2020 as a publicly traded special purpose company for the purpose of effecting a merger, capital stock exchange, asset acquisition, reorganization, or similar business combination involving one or more businesses. FOXO is commercializing epigenetic biomarker technology to support groundbreaking scientific research and disruptive next-generation business initiatives. The Company applies automated machine learning and artificial intelligence (“AI”) technologies to discover epigenetic biomarkers of human health, wellness and aging. On October 29, 2023, the Company entered into a Letter Agreement with KR8 AI Inc., a Nevada corporation (“KR8” or the “Licensor”), to develop a Direct-to-Consumer app (iOS and Android) combining its AI Machine Learning technology to provide a commercial application of FOXO’s epigenetic biomarker technology as a subscription consumer engagement platform. In January 2024, the Letter Agreement was replaced by a definitive license agreement, which is more fully discussed in Note 6.

Segments

The Company manages and classifies its business into two reportable business segments, FOXO Labs and FOXO Life. While the Company has decided to pause sales of new life insurance products, it still intends to continue to classify its business into the two reportable business segments.

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

Following the Closing, FOXO is a holding company whose wholly-owned subsidiary, FOXO Technologies Operating Company, conducts all of the core business operations. FOXO Technologies Operating Company maintains its two wholly-owned subsidiaries, FOXO Labs Inc. and FOXO Life, LLC. FOXO Labs maintains a wholly-owned subsidiary, Scientific Testing Partners, LLC, while FOXO Life Insurance Company was a wholly-owned subsidiary of FOXO Life, LLC. On February 3, 2023, the Company sold FOXO Life Insurance Company as more fully discussed in Note 9.

Note 2  GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

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

The Company’s history of losses requires management to critically assess its ability to continue operating as a going concern. For the three months ended March 31, 2024, and 2023, the Company incurred net losses to common stockholders of $2,160 and $7,639, respectively. As of March 31, 2024, the Company had a working capital deficit and an accumulated deficit of $16,810 and $14,937, respectively. While cash of $1,716 was provided by operating activities for the three months ended March 31, 2024, cash of $3,360 was used in operating activities for the three months ended March 31, 2023. As of March 31, 2024, the Company had $3 of available cash and cash equivalents.

The Company’s ability to continue as a going concern is dependent on generating revenue, raising additional equity or debt capital, reducing losses and improving future cash flows. The Company will continue ongoing capital raise initiatives and has demonstrated previous success in raising capital to support its operations, including the private placements and debt financings. However, the Company is unlikely to receive proceeds from the exercise of outstanding warrants as a result of the difference between the current trading price of the Company’s Common Stock and the exercise price of the warrants.

During the first quarter of 2023, we completed the sale of FOXO Life Insurance Company in order to gain access to the cash held as statutory capital and surplus at FOXO Life Insurance Company, which we used to fund a portion of our operations during 2023. To fund our operations, we continue to (i) pursue additional avenues to capitalize the Company, (ii) pursue strategic operating companies, including companies pursuant to two stock exchange agreements entered into on June 10, 2024, which are more fully discussed in Note 12, and (iii) commercialize our products to generate revenue. See Note 5 for information on promissory notes payable issued during the three months ended March 31, 2024 and Note 12 for information on financing and stock exchange agreements entered into subsequent to March 31, 2024.

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

During the six-month period from the date of the Filing Delinquency (the “Initial Cure Period”), NYSE will monitor the Company and the status of the Delinquent Report and any subsequent delayed filings, including through contact with the Company, until the Filing Delinquency is cured. If the Company fails to cure the Filing Delinquency within the Initial Cure Period, NYSE may, in NYSE’s sole discretion, allow the Company’s securities to be traded for up to an additional six-month period (the “Additional Cure Period”) depending on its specific circumstances. If NYSE determines that an Additional Cure Period is not appropriate, suspension and delisting procedures will commence in accordance with the procedures set out in Section 1010 of the NYSE American Company Guide. If NYSE determines that an Additional Cure Period of up to six months is appropriate and the Company fails to file its Delinquent Report and any subsequent delayed filings by the end of that period, suspension and delisting procedures will generally commence. An issuer is not eligible to follow the procedures outlined in Section 1009 with respect to these criteria.

Notwithstanding the foregoing, however, NYSE may in its sole discretion decide (i) not to afford the Company any Initial Cure Period or Additional Cure Period, as the case may be, at all or (ii) at any time during the Initial Cure Period or Additional Cure Period, to truncate the Initial Cure Period or Additional Cure Period, as the case may be, and immediately commence suspension and delisting procedures if the Company is subject to delisting pursuant to any other provision of the Company Guide, including if NYSE believes, in NYSE’s sole discretion, that continued listing and trading of an issuer’s securities on NYSE is inadvisable or unwarranted in accordance with Sections 1001-1006 hereof.

While the Company has not received an official notice of noncompliance regarding the delinquency of this report, with the filing of the Delinquent Report, and this filing, the Company intends to regain compliance with the NYSE American continued listing standards. There can be no assurance that the Company will ultimately regain compliance with all applicable NYSE American listing standards.

On June 10, 2024, the Company received an official notice of noncompliance from NYSE stating that the Company is not in compliance with NYSE American continued listing standards (the “Delinquency Notification”) due to an outstanding balance of listing fees over 180 days old and NYSE provided the Company until June 7, 2024 to provide payment before the Company would become subject to the noncompliance procedures (the “Delinquency”). The Company failed to pay the fee by June 7, 2024.

As a result, receipt of the Delinquency Notification was NYSE’s official notice of noncompliance with Section 1003(f)(iv) of the Company Guide. The Company is now subject to the procedures and requirements set forth in Section 1009 of the Company Guide. In connection with its non-compliance with Section 1003(f)(iv) of the Company Guide, the Company was required to submit a written response by June 18, 2024 advising of actions it has taken or will take to pay its past-due fees in full to NYSE within 60 calendar days of receipt of the Delinquency Notification (subject to acceptance of the compliance plan by NYSE).

The Company submitted a written response to NYSE on June 18, 2024. If the written response is deemed unacceptable by NYSE, NYSE will commence delisting proceedings. Furthermore, if NYSE accepts the actions proposed by the Company in its written response and the Company does not make progress towards full payment of all past-due fees consistent with the proposed actions as accepted by NYSE, NYSE staff will initiate delisting proceedings as appropriate. The Company may appeal a staff delisting determination in accordance with Section 1010 and Part 12 of the Company Guide.

The Company has paid $65,000 towards the delinquent balance and still owes $146,000. The Company intends to regain compliance with the NYSE American continued listing standards. There can be no assurance that the Company will ultimately regain compliance with all applicable NYSE American listing standards.

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

Senior PIK Notes

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

The Company can provide no assurance that these actions will be successful or that additional sources of financing will be available on favorable terms, if at all. As such, until additional equity or debt capital is secured and the Company begins generating sufficient revenue, there is substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the issuance of these unaudited condensed consolidated financial statements. Assuming the Company is successful in closing the stock exchange agreements entered into on June 10, 2024, which are more fully discussed in Note 12, the Company believes it will be able to fund its operations until the end of the fourth quarter of 2024. In any event, if the Company is unable to fund its operations, it will be required to evaluate further alternatives, which could include further curtailing or suspending its operations, selling the Company, dissolving and liquidating its assets or seeking protection under the bankruptcy laws. A determination to take any of these actions could occur at a time that is earlier than when the Company would otherwise exhaust its cash resources.

The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting, and thus the accompanying unaudited condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2023 and the notes thereto. The consolidated balance sheet data as of December 31, 2023 was derived from the audited consolidated financial statements as of that date but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments of a normal or recurring nature, which are necessary for a fair presentation of financial position, operating results and cash flows for the periods presented. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. For further information regarding the Company’s basis of presentation and use of estimates, refer to the audited consolidated financial statements as of and for the year ended December 31, 2023. The policies and estimates described in that report are used for preparing the Company’s quarterly unaudited condensed consolidated financial statements.

COMPREHENSIVE LOSS

During the three months ended March 31, 2024 and 2023, comprehensive loss was equal to the net loss amounts presented in the unaudited condensed consolidated statements of operations.

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

Trading reopened on November 7, 2023, which is when the Company’s Class A Common Stock began trading on a post reverse stock split basis. All share information included in these unaudited condensed financial statements has been reflected as if the Reverse Stock Split occurred as of the earliest period presented.

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

Note 4  INTANGIBLE ASSETS

Intangible assets as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Methylation pipeline	$592	$592
Epigenetic APP	2,500	-
Less: accumulated amortization	(471)	(214)
Intangible assets, net	$2,621	$378

Amortization of the Company’s intangible assets is recorded on a straight-line basis within selling, general and administrative expenses over three years. The Company recognized amortization expense of $257 and $922 in the three months ended March 31, 2024 and 2023, respectively for amortization of intangible assets. During the second quarter of 2023, the Company recorded impairment losses of $2,633 for its digital insurance platform and its underwriting API and longevity API as more fully discussed in Note 4 to its consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023.

The Company’s Epigenetic APP intangible asset was acquired from KR8 under the terms of a license agreement, which is more fully discussed in Note 6.

Note 5  DEBT

15% Senior PIK Notes

On September 20, 2022, the Company entered into separate Securities Purchase Agreements with accredited investors pursuant to which the Company issued its Senior PIK Notes in the aggregate principal amount of $3,458. The Company received net proceeds of $2,918, after deducting fees and expenses of $540.

The Senior PIK Notes bear interest at 15% per annum, paid in arrears quarterly by payment in kind through the issuance of additional Senior PIK Notes (“PIK Interest”). The Senior PIK Notes matured on April 1, 2024 (the “Maturity Date”). Commencing on November 1, 2023, the Company is required to pay the holders of the Senior PIK Notes and on each one-month anniversary thereof an equal amount until the outstanding principal balance has been paid in full on the Maturity Date. If the Senior PIK Notes were repaid in the first year, the Company was required to pay the holders the outstanding principal balance, excluding any increases as a result of PIK Interest, multiplied by 1.15. Payment of the Senior PIK Notes is past due, as more fully discussed below.

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

The Company received consents from all Senior PIK Note holders and all required approvals, including stockholder approval, and issued on a pro rata basis to the holders of the Senior PIK Notes 432,188 shares of its Class A Common Stock in consideration for the PIK Note Amendment.

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

As of March 31, 2024 and December 31, 2023, the Company has recorded the $4,461 and $4,203 balance of the Senior PIK Notes, respectively, as current liabilities based on the monthly installments payment schedule. For the three months ended March 31, 2024 and 2023, the Company recognized $258 and $135, respectively, of contractual interest expense on the Senior PIK Notes; and $0 and $94, respectively, related to the amortization of debt issuance costs on the PIK Notes.

Promissory Notes Issued to ClearThink

During the three months ended March 31, 2024, the Company issued two promissory notes to ClearThink Capital Partners, LLC (“ClearThink”). On January 3, 2024, the Company issued ClearThink a promissory note in the principal amount of $75. The note was issued with a $25 original issue discount and matures on January 3, 2025. On January 30, 2024, the Company issued ClearThink a promissory note in the principal amount of up to $750. The note was issued with a $250 original issue discount and matures on January 30, 2025. The January 3, 2024 and the January 30, 2024 notes are referred to collectively as the “ClearThink Notes.” The ClearThink Notes have interest rates of 12% per annum (22% after the occurrence of an Event of Default, as defined in the ClearThink Notes). 10% of all future purchase notices from the Second Strata Purchase Agreement with ClearThink, which is more fully discussed in Note 7, must be directed toward repayment of the ClearThink Notes until they are paid in full. The Events of Default include: failure to pay amounts owed under the ClearThink Notes, uncured breach of covenants, breach of representations and warranties, bankruptcy, delisting of the Company’s Class A Common Stock from exchange or OTC Markets, failure to comply with reporting under the Exchange Act, cessation of operations, restatement of financial statements or cross-default of any other agreement with ClearThink, among others.

Finder’s Fee Agreement

Under the terms of a Finder’s Fee Agreement (the “Finder Agreement”) dated October 9, 2023, the Company is obligated to pay the Finder a cash fee equal to 3% of the gross proceeds received by the Company from the ClearThink Notes and to issue to the Finder 5-year warrants to purchase shares of the Company’s Class A Common Stock equal to 7% warrant coverage based on the gross proceeds received by the Company from third-party investors introduced to the Company by the Finder with an exercise price per share equal to 110% of the gross proceeds (as defined in the Finder Agreement) or the public market closing price of the Company’s Class A Common Stock on the date of the funding, whichever is lower, subject to anti-dilutive price protection and participating registration rights. As a result of the issuances of the ClearThink Notes, the Company is obligated to issue warrants as finder’s fees as more fully discussed in Note 7.

Funding of the ClearThink Notes occurred on various dates during the period January 4, 2024 through March 31, 2024. During the three months ended March 31, 2024, the Company received net cash proceeds of $371 and it recorded interest expense of $42 on the ClearThink Notes, including amortization of discounts of $33. The Company recorded the fair value of the warrants issuable to the Finder in connection with the ClearThink Notes of $17 as debt discounts and accumulated paid-in-capital and it recorded the cash Finder’s Fees of $17 as additional discounts on the ClearThink Notes. The balance of the ClearThink Notes at March 31, 2024 was $386 and was net of discounts of $196.

Note 6  RELATED PARTY TRANSACTIONS

Consulting Agreement

In April 2022, the Company executed a consulting agreement (the “Consulting Agreement”) with an individual (the “Consultant”) considered to be a related party of the Company as a result of his investment in 2021 Bridge Debentures. The agreement, which expired in April 2023, had a minimum term of twelve months, over which the Consultant was to provide services that included, but were not limited to, advisory services relating to the implementation and completion of the Business Combination. The Company determined that all compensation costs related to the Consulting Agreement, including both cash and equity fee paid in 2022, represented remuneration for services to be rendered evenly over the contract term. Thus, all such costs were initially recorded at fair value as prepaid consulting fees in the consolidated balance sheet and were being recognized as selling, general and administrative expenses in the unaudited condensed consolidated statement of operations on a straight-line basis over the term of the contract. For the three months ended March 31, 2023, $2,018 of expense was recognized related to the Consulting Agreement. No expense was recorded in the three months ended March 31, 2024 as the agreement expired in April 2023.

Sponsor Loan

In order to finance transaction costs in connection with the Business Combination, the Sponsor or an affiliate of the Sponsor loaned Delwinds funds for working capital. As of March 31, 2024 and December 31, 2023, $500 remained due to the Sponsor and is shown as a current related party payables in the unaudited condensed consolidated balance sheets.

Demand Promissory Notes

On September 19, 2023, the Company obtained a $247 loan from Andrew J. Poole, a former director of the Company (the “Loan”), to be used to pay for directors’ and officers’ insurance through November 2023. The Company issued to Mr. Poole a demand promissory note for $247 evidencing the Loan (the “Poole Note”). The Poole Note does not bear interest. The Poole Note is due on demand, and in the absence of any demand, the Poole Note will be due one year from the issuance date. The Poole Note may be prepaid, in whole or in part, without penalty at any time.

On October 2, 2023, the Company obtained a $43 loan from Mr. Poole, (the “Additional Loan”), to be used to pay for the legal fees of Mitchell Silberberg & Knupp LLP, a service provider (“MSK”), through October 2023. The Company issued to Mr. Poole a demand promissory note for $43 evidencing the Additional Loan (the “Additional Poole Note”). The Additional Poole Note accrues interest in arrears at a rate of 13.25% per annum. The Additional Poole Note is due on demand, and in the absence of any demand, one year from the issuance date. The Additional Poole Note may be prepaid, in whole or in part, without penalty at any time.

The promissory notes discussed above are shown as related parties payables and promissory notes on the unaudited condensed consolidated balance sheets.

Management, License and Maintenance Fees Under the KR8 Agreement

On October 29, 2023, the Company entered into a Letter Agreement with KR8 to develop a Direct-to-Consumer APP (iOS and Android) combining its AI Machine Learning technology to provide a commercial application of FOXO’s epigenetic biomarker technology as a subscription consumer engagement platform. Effective January 12, 2024, the Letter Agreement was replaced with the Master Software and Services Agreement between the Licensor and the Company (the “KR8 Agreement”). The Company’s Interim CEO and Interim CFO each are equity owners of the Licensor. Under the KR8 Agreement, the Licensor granted to the Company a limited, non-sublicensable, non-transferable perpetual license to use the “Licensor Products,” which are listed in Exhibit A to the KR8 Agreement, to develop, launch and maintain license applications based upon the Company’s epigenetic biomarker technology and software to develop an AI machine learning Epigenetic APP to enhance health, wellness and longevity. The territory of the KR8 Agreement is solely within the U.S., Canada and Mexico.

Under the KR8 Agreement, the Company agreed to pay to the Licensor an initial license and development fee of $2,500, a monthly maintenance fee of $50 and an ongoing royalty equal to 15% of “Subscriber Revenues,” as defined in the KR8 Agreement, in accordance with the terms and subject to the minimums set forth in the schedules of the KR8 Agreement. The Company agreed to reimburse the Licensor for all reasonable travel and out-of-pocket expenses incurred in connection with the performance of the services under the KR8 Agreement, in addition to payment of any applicable hourly rates. If the Company fails to timely pay the “Minimum Royalty,” as defined in the KR8 Agreement, due with respect to any calendar year, the License will become non-exclusive. (Payments of certain of these amounts in cash are restricted by the terms of a legal settlement agreement, which is more fully discussed in Note 11 under the heading, “Smithline Family Trust II vs. FOXO Technologies Inc. and Jon Sabes.”)

The initial term of the KR8 Agreement commences on the effective date of the KR8 Agreement. Unless terminated earlier in accordance with the terms, the KR8 Agreement will be perpetual. Either party may terminate the KR8 Agreement, effective on written notice to the other party, if the other party materially breaches the KR8 Agreement, and such breach remains uncured 30 days after the non-breaching party provides the breaching party with written notice of such breach, in which event, the non-breaching party will then deliver a second written notice to the breaching party terminating the KR8 Agreement, in which event the KR8 Agreement, and the licenses granted under the KR8 Agreement, will terminate on the date specified in such second notice. Either party may terminate the KR8 Agreement, effective immediately upon written notice to the other party, if the other party: (i) is unable to pay, or fails to pay, its debts as they become due; (ii) becomes insolvent, files or has filed against it, a petition for voluntary or involuntary bankruptcy or otherwise becomes subject, voluntarily or involuntarily, to any proceeding under any domestic or foreign bankruptcy or insolvency law; (iii) makes or seeks to make a general assignment for the benefit of its creditors; or (iv) applies for or has appointed a receiver, trustee, custodian, or similar agent appointed by order of any court of competent jurisdiction to take charge of or sell any material portion of its property or business.

The Company may terminate the Agreement at any time upon 90 days’ notice to the Licensor provided that, as a condition to such termination, the Company immediately ceases using any Licensor Products. The Licensor may terminate the KR8 Agreement at any time upon 30 days’ notice to the Company if the Company fails to pay any portion of the “Initial License Fee,” as defined in the KR8 Agreement.

Under the terms of the KR8 Agreement, on January 19, 2024, during the three months ended March 31, 2024, the Company issued 1,300,000 shares of its Class A Common Stock to the Licensor valued at $378 and it accrued $2,122 for the initial license and development fees. During the three months ended March 31, 2024, the Company, recorded $150 for maintenance fees under the KR8 Agreement and $100 of minimum royalties. As of March 31, 2024, the Company accrued a total of $2,623 for the initial license and development fees, minimum royalties, maintenance fees, management fees and reimbursable expenses. The amounts owed to the KR8 are reflected as related parties payables and promissory notes on the March 31, 2024 and December 31, 2023 unaudited condensed consolidated balance sheets.

Board Appointment:

On January 23, 2024, Francis Colt deWolf III was appointed as a director.

Note 7  STOCKHOLDERS’ (DEFICIT) EQUITY

The Company’s authorized shares of all capital stock, par value $0.0001 per share, of 510,000,000 shares, consisting of (i) 10,000,000 shares of preferred stock and (ii) 500,000,000 shares of Class A Common Stock.

Preferred Stock

The Amended and Restated Certificate of Incorporation authorizes the Company to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

As of March 31, 2024 and December 31, 2023, there were 9,959,594 and 7,646,032 shares of the Company’s Class A Common Stock issued and outstanding, respectively.

Common Stock Issued to KR8 under KR8 Agreement

On January 19, 2024, the Company issued 1,300,000 shares of its Class A Common Stock pursuant to the KR8 Agreement, which is more fully discussed in Note 6.

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

As of March 31, 2024, no shares of the Company’s common stock were issued under the Second Strata Purchase Agreement.

Finder’s Fee Agreement

On October 9, 2023, the Company entered into the Finder Agreement, by and between the Company and the Finder. Pursuant to a Finder Agreement the Company will pay the Finder a cash fee equal to 4% of the gross proceeds received by the Company from the equity transactions contemplated by the Second Strata Purchase Agreement. The Company also agreed to issue to the Finder a 5-year warrant to purchase shares of the Company’s Class A Common Stock equal to 1% warrant coverage based on the amount raised from the equity transactions with an exercise price per share equal to 110% of the Transaction (as defined in the Finder Agreement) or the public market closing price of the Company’s Common Stock on the date of the Transaction, whichever is lower, subject to anti-dilutive price protection and participating registration rights. In addition, under the Finder Agreement, the Company is obligated to pay the Finder a 3% cash fee and 7% warrant coverage based on the gross proceeds from the ClearThink Notes as more fully discussed in Note 5.

Common Stock Issued to MSK Under Shares for Services Agreement

On September 19, 2023, the Company entered into a Shares for Services Agreement with MSK pursuant to which the Company issued to MSK in September 2023 292,866 shares of Company’s Class A Common Stock valued at $234 and rights (the “Rights”) to receive 511,026 shares of the Company’s Class A Common Stock valued at $409 in satisfaction of outstanding amounts payable to MSK in an aggregate amount equal to $643 for legal services rendered. During the three months ended March 31, 2024, the Company issued to MSK 511,027 shares of its Class A Common Stock in full satisfaction of the Rights.

Common Stock Issued to Tysadco Partners under Corporate Development Advisory Agreement

On March 5, 2024, the Company issued 450,000 shares of its Class A Common Stock to Tysadco Partners under the Corporate Development Advisory Agreement dated effective February 26, 2024. Under the agreement, Tysadco Partners will provide strategic, financing, capital structure and other guidance and expertise to the Company’s management.

Warrants

Public Warrants and Private Placement Warrants

The Company has outstanding 1,006,250 Public Warrants and 31,623 Private Placement Warrants each with an exercise price of $115.00 per share and each expiring five years after the completion of the Business Combination or earlier upon redemption or liquidation. The Public Warrants and Private Placement Warrants are more fully described in Note 7 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023.

Finders Warrants

Pursuant to the terms of the Finder’s Agreement, which is more fully discussed above, and in connection with a private placement of the Company’s Class A Common Stock to ClearThink during the three months ended December 31, 2023, which is more fully discussed in Note 7 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, the Company issued or is obligated to issue to the Finder 25,672 warrants to acquire shares of the Company’s common stock under the terms of the Finder’s Agreement. The warrants have a five-year term and are exercisable into shares of the Company’s Class A Common Stock at a weighted average exercise price of $1.324 per share.

In addition, in connection with the issuances of the Notes as more fully discussed in Note 5, the Company is obligated to issue 48,831 additional warrants to purchase shares of the Company’s common stock under the terms of the Finder’s Agreement. The additional warrants have a five-year term and are exercisable into shares of the Company’s Class A Common Stock at a weighted average exercise price of $0.354 per share.

Assumed Warrants

At Closing of the Business Combination, the Company assumed common stock warrants that were exchanged for common stock warrants to purchase 190,619 shares of the Company’s Class A Common Stock at an exercise price of $62.10 per share, subject to adjustment (the “Assumed Warrants”). After the Exchange Offer discussed below, 25,868 Assumed Warrants remained outstanding. The Assumed Warrants include down round provisions that should the Company issue common stock or common stock equivalents, excluding certain exempt issuances, for consideration of less than the then exercise price per share then the exercise price shall be lowered to the new consideration amount on a per share basis with a simultaneous and corresponding increase to the number of warrants. During the year ended December 31, 2023, a triggering event occurred as a result of the issuance of the Rights under the terms of the Shares for Services Agreement dated September 19, 2023. Therefore, as of December 31, 2023, 2,007,848 Assumed Warrants were outstanding with an exercise price of $0.80 per share.

On February 23, 2024, 598,877 Assumed Warrants expired by their terms and on February 24, 2024, an Assumed Warrants exercisable into 1,408,971 shares of the Company’s Common Stock was extended until February 23, 2025 in connection a legal settlement as more fully discussed in Note 11 under the heading, “Smithline Family Trust II vs. FOXO Technologies Inc. and Jon Sabes.”), (the “Smithline Assumed Warrant”). On February 24, 2024, the Company issued its Class A Common Stock to Tysadco Partners, as more fully discussed above, which triggered the down round provisions of the Smithline Assumed Warrant. Therefore, as of March 31, 2024, the Smithline Assumed Warrant was exercisable into 3,315,227 shares of the Company’s Common Stock with an exercise price of $0.34 per share. The incremental value of the modifications to the Smithline Assumed Warrant as a result of the trigger of the down round provisions and the extension of the expiration date was $656 and was recorded as a deemed dividend in the three months ended March 31, 2024. The incremental value was measured using the Black Scholes valuation model with following assumptions: risk free rate of 4.74%, volatility of 158.57%, term of 1 year and expected dividend yield of $0.

Exchange Offer

On May 26, 2023, the Company consummated its tender offer commenced on April 27, 2023, to all 190,619 holders of then outstanding Assumed Warrants to receive 48.3 shares of the Company’s Class A Common Stock in exchange for each Assumed Warrant tendered (the “Exchange Offer”). As part of the Exchange Offer, the Company also solicited consents from holders of the Assumed Warrants to amend and restate in its entirety the Securities Purchase Agreement, dated as of January 25, 2021 (the “Original Securities Agreement”), to include certain issuances of the Company’s Class A Common Stock as exempt issuances that do not trigger the down round provisions of the Assumed Warrants. Pursuant to the Exchange Offer, an aggregate of 164,751 Assumed Warrants were tendered and an aggregate of 795,618 shares of the Company’s Common Stock were issued. After the Exchange Offer, 25,868 Assumed Warrants remained outstanding as noted above. At the same time 432,188 shares of Class A Common Stock were issued as part of the PIK Note Amendment as discussed in Note 5.

Treasury Stock

On April 14, 2023, the Company cancelled the 214,077 shares of treasury stock that it held.

Note 8  NET LOSS PER SHARE

Shares under the Management Contingent Share Plan that are under review to the former CEO are included in the calculation of net loss per share, as more fully discussed in Note 11. The Company excluded the effect of the 15,001 and 423,700 Management Contingent Shares outstanding and not vested as of March 31, 2024 and 2023, respectively, from the computation of basic and diluted net loss available to common stockholders per share for the three months ended March 31, 2024 and 2023, as the conditions to trigger the vesting of the Management Contingent Plan Shares had not been satisfied as of March 31, 2024 and 2023. The Management Contingent Share Plan is more fully discussed in Note 8 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The following table sets forth the calculation of basic and diluted net loss available to common stockholders per share for the periods presented based on the weighted average number of shares of the Company’s Class A Common Stock outstanding during the three months ended March 31, 2024 and 2023:

	2024	2023
Net loss	$(1,504)	$(7,639)
Deemed dividends related to Assumed Warrants	(656)	-
Net loss to common stockholders	$(2,160)	$(7,639)
Basic and diluted weighted average number of Class A Common Stock (in thousands)	8,918	2,315
Basic and diluted net loss available to common stockholders per share	$(0.24)	$(3.30)

The following Class A Common Stock equivalents of the Company have been excluded from the computation of diluted net loss available to common stockholders per share as the effect would be antidilutive (shares in actuals):

	March 31, 2024	March 31, 2023
Public and private warrants	1,037,875	1,037,875
Assumed Warrants	3,315,227	190,585
Stock options	113,127	227,310
Finder’s warrants	74,503	-
Total antidilutive shares	4,540,732	1,455,770

Note 9  FOXO LIFE INSURANCE COMPANY

On February 3, 2023, the Company consummated the sale of FOXO Life Insurance Company to Security National Life Insurance Company (the “Buyer”). At closing, all of the FOXO Life Insurance Company’s shares were cancelled and retired and ceased to exist in exchange for the assignment to the Company of FOXO Life Insurance Company’s statutory capital and surplus amount of $5,002, as of the closing date, minus $200 (the “Merger Consideration”). Pursuant to the transaction, at the closing, the Company paid the Buyer’s third-party out-of-pocket costs and expenses of $51 resulting in a total loss of $251 that was recognized in the three months ended March 31, 2023 within selling, general and administrative expense on the unaudited condensed consolidated statements of operations and in the FOXO Life segment. After the Merger Consideration and Buyer’s third party expenses, the transaction resulted in the Company gaining access to $4,751 that was previously held as statutory capital and surplus pursuant to the Arkansas Insurance Code. The Company used the funds to fund a portion of its operations during 2023.

Note 10  BUSINESS SEGMENTS

During the three months ended March 31, 2024 and 2023, the Company managed and classified its business into two reportable business segments:

●	FOXO Labs is commercializing proprietary epigenetic biomarker technology to be used for underwriting risk classification in the global life insurance industry. The Company’s innovative biomarker technology enables the adoption of new saliva-based health and wellness biomarker solutions for underwriting and risk assessment. The Company’s research demonstrates that epigenetic biomarkers, collected from saliva, provide measures of individual health and wellness for the factors used in life insurance underwriting traditionally obtained through blood and urine specimens.

●	FOXO Life was redefining the relationship between consumers and insurer by combining life insurance with a dynamic molecular health and wellness platform. FOXO Life sought to transform the value proposition of the life insurance carrier from a provider of mortality risk protection products to a partner supporting its customers’ healthy longevity. FOXO Life’s multi-omics health and wellness platform was to provide life insurance consumers with valuable information and insights about their individual health and wellness to support longevity. On February 3, 2023, the Company sold certain assets of FOXO Life thereby discontinuing the Company’s business in life insurance due to the uneconomic nature of the business unit as discussed in Note 9.

The primary income measure used for assessing segment performance and making operating decisions is income (losses) before interest, income taxes, depreciation, amortization, and stock-based compensation. The segment measure of profitability also excludes corporate and other costs, including management, IT, overhead costs and certain other non-cash charges or benefits, such as impairment and any non-cash changes in fair value.

FOXO Labs generates revenues through performing epigenetic biomarker services and by collecting epigenetic services royalties. FOXO Life generated revenues from the sale of life insurance products. Asset information is not used by the Chief Operating Decision Maker (“CODM”) or included in the information provided to the CODM to make decisions and allocate resources.

Summarized below is information about the Company’s operations for the three months ended March 31, 2024 and 2023 by business segment:

	Revenues		Losses
	2024	2023	2024	2023
FOXO Labs	$4	$7	$(154)	$(290)
FOXO Life	3	6	(5)	(647)
	7	13	(159)	(937)
Corporate and other (a)	-	-	(1,044)	(6,477)
Interest expense	-	-	(301)	(225)
Total	$7	$13	$(1,504)	$(7,639)

(a)	For the three months ended March 31, 2024, Corporate and other includes stock-based compensation, including amortization of consulting fees paid in stock, of $144 and depreciation and amortization expense of $260. For the three months ended March 31, 2023, Corporate and other includes stock-based compensation, including consulting agreement expense, of $2,626 and depreciation and amortization expense of $929.

Note 11  COMMITMENTS AND CONTINGENCIES

The Company is a party to various vendor and license agreements and sponsored research arrangements in the normal course of business that create commitments and contractual obligations.

As more fully discussed in Note 6, effective January 12, 2024, the Company entered into the KR8 Agreement. The Company’s Interim CEO and Interim CFO each are equity owners of KR8.

Legal Proceedings

The Company accrues for costs associated with certain contingencies, including, but not limited to, settlement of legal proceedings, regulatory compliance matters and self-insurance exposures when such costs are probable and reasonably estimable. In addition, the Company records legal fees in defense of asserted litigation and regulatory matters as such legal fees are incurred. To the extent it is probable that the Company is able to recover losses and legal fees related to contingencies, it records such recoveries concurrently with the accrual of the related loss or legal fees. Significant management judgment is required to estimate the amounts of such contingent liabilities. In the Company’s determination of the probability and ability to estimate contingent liabilities, it considers the following: litigation exposure based on currently available information, consultations with external legal counsel and other pertinent facts and circumstances regarding the contingency. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved; and such changes are recorded in the condensed consolidated statements of operations during the period of the change and appropriately reflected in the condensed consolidated balance sheets. At both March 31, 2024 and December 31, 2023, the Company had $2,260 accrued for settlement of legal proceedings.

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

Pursuant to the Settlement Agreement, the Company agreed to pay Smithline the “Cash Settlement Payment,” payable in full no later than the date that is the 12-month anniversary of the effective date of the Settlement Agreement (such date, the “Settlement Deadline” and, such period, the “Settlement Period”). During the Settlement Period, the Company agreed to pay Smithline out of any Equity Financing a minimum of 25% of the gross proceeds of each Equity Financing within two business days of the Company’s receipt of the proceeds from such Equity Financing, and which payment to Smithline would be applied toward the Cash Settlement Payment. Notwithstanding the foregoing, in the event that the Company has received proceeds from the Strata Purchase Agreement prior to the effective date of the Settlement Agreement, Smithline will be entitled to a minimum of 25% of the gross proceeds thereof, payment of which to Smithline would be applied toward the Cash Settlement Payment.

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

In addition, the parties agreed that prior to Smithline receiving $300 in cash from the Company toward the Cash Settlement Payment, the Company may not file any resale registration statements and any amendments or supplements thereto without Smithline’s written consent, except for those that cover the resale of shares of the Company’s Class A Common Stock currently issued or issuable under the Strata Purchase Agreement dated October 13, 2023.

In addition, the parties agreed that after Smithline has received $300 in cash from the Company, in the event the Company registers for resale shares of its Class A Common Stock, which are not issued or issuable as of the effective date of the Settlement Agreement, for a selling stockholder other than under the Strata Purchase Agreement, during the Settlement Period, then the Company will be required to issue Smithline Settlement Shares at the closing price of the Class A Common Stock immediately prior to their issuance, subject to the authorization of NYSE American if the Class A Common Stock is then traded on such exchange, which Settlement Shares will be included for resale in such registration statement, provided, however, that the amount of Settlement Shares, if any, when aggregated with other Settlement Shares, if any, will be reduced to ensure that such aggregate amount will not exceed 19.9% of the outstanding shares of the Company’s Class A Common Stock as of the date of issuance (subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations, and other similar transactions that occur after the date of the Settlement Agreement). Any net proceeds (after taking into account all brokerage, transfer agent, legal and other expenses incurred in connection with the sale of the Settlement Shares, if any) received by Smithline on the sale of the Settlement Shares, if any, will be credited against the Cash Settlement Payment.

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

Pursuant to the Settlement Agreement, without the prior written consent of Smithline, the Company may not (x) pay KR8, including its affiliates, in cash more than the sum of (A) (i) $100 a month for the first three months after the effective date of the Settlement Agreement and (ii) more than $50 a month for months 4 to 12 after the effective date of the Settlement Agreement and (B) a royalty for 15% of product subscriber revenues received by the Company, or (y) make any payment in cash or stock to Jon Sabes until the Cash Settlement Payment is paid in full.

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

On May 28, 2024, the Company entered into an Exchange Agreement with Smithline pursuant to which Smithline exchanged the Smithline Assumed Warrant to purchase up to 312,500 shares, as adjusted, for the right to receive shares of the Company’s Common Stock, subject to a 4.99% beneficial ownership limitation and issued without any restrictive legends. The Exchange Agreement is more fully discussed in Note 12.

The Company is currently in default of the Settlement Agreement and is currently in negotiations with Smithline on a resolution.

Former CEO Severance

As of March 31, 2024, the Board has yet to complete its review into whether the former CEO was terminated with or without cause. Accordingly, the Company has yet to make a determination on its obligations under the former CEO’s employment agreement. The Company has accrued for his severance and has recognized expenses related to his equity-based compensation per the terms of his contract while the matter remains under review.

Should the review conclude that the former CEO was terminated without cause then the former CEO will receive thirty-six months of severance based on his base salary, his options granted immediately vest, and his Management Contingent Share Plan related to performance-based conditions that have been met become fully vested. As of March 31, 2024 and December 31, 2023, $1,575 of severance and related expense was recorded within accrued severance on the unaudited condensed consolidated balance sheets. The corresponding expense was recognized within selling, general and administrative expense during the year ended December 31, 2022. In addition, during the year ended December 31, 2022, the Company recognized $8,695 of expense related to the Management Contingent Share Plan.

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

Disputed Severance Policy

A severance policy was drafted in early 2023 with an effective date of January 9, 2023. The policy applied to all exempt level vice presidents and above employees across various departments. It provided for a six-month salary pay out if the employee, while in good standing, was involuntarily separated from the Company. However, neither the Company’s board of directors nor its remuneration committee approved the policy. If the policy were valid, five former employees would have met the guidelines to receive the severance aggregating approximately $462 in severance payments.

Three former employees have sent letters, through their attorneys, requesting the payment of the severance. The Company has responded to the letters stating that the policy was not valid and that all of the Company’s obligations related to their separation from the Company have been paid and/or fully satisfied.

The Company is also party to various other legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business, and the Company may in the future be subject to additional legal proceedings and disputes.

Note 12  SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued in this 10-Q. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying financial statements.

Securities Purchase Agreement Dated April 28, 2024

On April 28, 2024, the Company entered into a Securities Purchase Agreement with LGH Investments, LLC, a Wyoming limited liability company (“LGH”), pursuant to which the Company issued to LGH a convertible promissory note in the principal amount of $110,000 and 200,000 shares of its Class A Common Stock as inducement shares to LGH. The note has a beneficial ownership limitation of 4.99%.

Exchange Agreement with Smithline Dated May 28, 2024

On May 28, 2024, the Company, entered into an Exchange Agreement with Smithline pursuant to which Smithline exchanged the Smithline Assumed Warrant to purchase up to 312,500 shares, as adjusted, of the Company’s Common Stock terminating on February 23, 2025, for the right to receive up to 8,370,000 shares of the Company’s Class A Common Stock (the “Rights Shares”), subject to a 4.99% beneficial ownership limitation and issued without any restrictive legends. The total number of Rights Shares that may be issued under the Exchange Agreement, will be limited to 19.99% of the Company’s outstanding shares of Class A Common Stock, unless stockholder approval is obtained to issue more than 19.99%. Upon the execution of the Exchange Agreement and receipt of all of the Rights Shares, the Smithline Assumed Warrant, and all associated rights thereunder will be terminated.

Stock Exchange Agreements Dated June 10, 2024

On June 10, 2024, the Company entered into two stock exchange agreements, each with Rennova Health, Inc., a Delaware corporation, (“RHI”).

The first agreement (the “Myrtle Agreement”), in which RHI’s subsidiary Myrtle Recovery Centers, Inc. (“Myrtle”) also was a party, provided for RHI to exchange all of its equity interest in Myrtle for $500, payable in shares of the Company’s Class A Common Stock. The number of shares of the Company’s Class A Common Stock issuable to RHI will be determined by dividing $500 by the volume weighted average price of the Company’s Common Stock on the day prior to closing. The purchase price payable for the equity interest in Myrtle will be subject to certain post-closing adjustments, as provided in the Myrtle Agreement. See the pro forma financial information as if Myrtle had been acquired on March 31, 2023 below.

In the second agreement (the “RCHI Agreement”), the Company agreed to issue 20,000 shares of its to be designated Series A Cumulative Convertible Redeemable Preferred Stock (the “Preferred Stock”) to RHI in exchange for all of the outstanding shares of RHI’s subsidiary, Rennova Community Health, Inc. (“RCHI”). RCHI owns all of the outstanding shares of Scott County Community Hospital, Inc. (operating as Big South Fork Medical Center), RHI’s critical access care hospital in Oneida, Tennessee. Each share of the Company’s Preferred Stock will have a stated value of $1,000. The number of shares of the Company’s Preferred Stock issuable to RHI upon the closing of the RCHI Agreement is subject to adjustment as provided in the RCHI Agreement.

The closing of the RCHI Agreement is subject to a number of conditions, including the approval of the shareholders of each of the Company and RHI.

Securities Purchase Agreement Dated June 12, 2024

On June 12, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with an institutional investor (the “Purchaser”) pursuant to which it agreed to issue to the Purchaser and subsequent purchasers who will also be parties to the SPA (the Purchaser, together with the purchasers, the “Purchasers”) Senior Notes in the aggregate principal amount of up to $2,800 (each a “Note” or, together, the “Notes”).

The closings of the SPA (each a “Closing,” or, together, the “Closings”) are as follows:

●	On the Initial Closing Date (as defined below), the Purchaser or Purchasers will purchase up to an aggregate of $840 in principal amount of the Notes. The Company will also issue to the Purchaser or the Purchasers on a pro rata basis an aggregate of 1,108,755 shares of the Company’s Class A Common Stock (the “Shares”) representing 9.99% of the outstanding shares of its Class A Common Stock on the Initial Closing Date (as defined below).

●	Upon the filing of a preliminary proxy statement or information statement with the SEC relating to the approval by the Company’s stockholders of an agreement by the Company to acquire the shares of common stock of RCHI from RHI, and all transactions contemplated thereby (the “Acquisition”), the Purchasers will purchase up to an aggregate of $280 in principal amount of the Notes.

●	Upon the closing of the Acquisition, the Purchasers will purchase up to an aggregate of $1,120 in principal amount of the Notes.

●	Upon the filing of a registration statement by the Company with the SEC relating to the resale by the Purchasers (and any affiliates) of all shares of the Company’s Class A Common Stock beneficially owned by each Purchaser (and any affiliate) the Purchasers will purchase up to an aggregate of $560 in principal amount of the Notes.

Each Closing is subject to additional conditions as disclosed in the SPA.

On June 14, 2024 (the “Initial Closing Date”), pursuant to the SPA, the Company issued a Note in the principal amount of $840 to the Purchaser. The Note matures on June 14, 2025 and the principal amount of the Note is the subscription amount multiplied by 1.12 which represents 12% original issuance discount. The Note does not accrue any interest except for in the event of an Event of Default (as defined in the Note) upon which it will accrue interest at 18% per annum.

The Note provides the Purchaser with rights upon a Fundamental Transaction (as defined in the Note) such as assumption rights of the Successor Entity (as defined in the Note). The Note also provides the Purchaser an exchange right upon the issuance of preferred stock (except in connection with the Acquisition) and mandatory redemption rights. There is also an optional prepayment of the Note provided to the Company of 100% of the Note amount. The Note is guaranteed by RHI.

As of the Initial Closing Date, the Company has yet to issue the Shares to the Purchaser due to the fact that their issuance is conditioned upon approval from NYSE American and, although in process, the Company has yet to receive approval.

Pro Forma Combined Results of Operations of the Company and Myrtle

The following presents the unaudited pro forma combined results of operations of the Company and Myrtle as if the acquisitions had occurred on January 1, 2023. The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions been completed as of January 1, 2023 or to project potential operating results as of any future date or for any future periods.

	Three Months Ended March 31,
	2024	2023

Total revenue	$179	$13
Net loss	(2,069)	(7,738)
Deemed dividends	(656)	-
Net loss to common stockholders	$(2,725)	$(7,738)

Net loss per common share:
Basic and diluted net loss to common stockholders	$(0.23)	$(1.50)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “FOXO,” “us,” “our” or “we” refer to FOXO Technologies Inc. and its consolidated subsidiaries. The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, capital resources and cash flows of our Company as of and for the periods presented below. You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future. Dollar amounts are in thousands, except per share amounts or unless otherwise noted.

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

Historically, we were operationalizing a sales and distribution platform focused on recruiting independent life insurance agents to sell life insurance with longevity-promoting products such as our Longevity Report. We previously marketed and sold life insurance products underwritten and issued by third-party carriers through distribution relationships (the “MGA Model”). The MGA Model allowed us to appoint sales agents and producers to sell insurance products for specific carriers and earn commissions on subsequent policy sales. On October 2, 2023, we decided to pause sales of new life insurance products and move existing producers out of the MGA Model hierarchy to further conserve cash resources and focus resources on FOXO Labs.

Management, License and Maintenance Fees Under the KR8 Agreement

On October 29, 2023, we entered into a Letter Agreement with KR8 to develop a Direct-to-Consumer APP (iOS and Android) combining its artificial intelligence (“AI”) Machine Learning technology to provide a commercial application of our epigenetic biomarker technology as a subscription consumer engagement platform. Effective January 12, 2024, the Letter Agreement was replaced by the KR8 Agreement. Our Interim CEO and Interim CFO each are equity owners of the Licensor. Under the KR8 Agreement, the Licensor granted to us a limited, non-sublicensable, non-transferable perpetual license to use the Licensor’s products to develop, launch and maintain license applications based upon our epigenetic biomarker technology and software to develop an AI machine learning epigenetic APP to enhance health, wellness and longevity. The territory of the agreement is solely within the U.S., Canada and Mexico.

Recent Developments

Stock Exchange Agreements Dated June 10, 2024

On June 10, 2024, we entered into two stock exchange agreements, each with RHI.

The Myrtle Agreement provided for RHI to exchange all of its equity interest in Myrtle for $500, payable in shares of our Class A Common Stock. The number of shares of our Class A Common Stock issuable to RHI will be determined by dividing $500 by the volume weighted average price of our Class A Common Stock on the day prior to closing. The purchase price payable for the equity interest in Myrtle will be subject to certain past-closing adjustments as provided in the Myrtle Agreement.

In the RCHI Agreement, we agreed to issue the Preferred Stock to RHI in exchange for all of the outstanding shares of RCHI. RCHI owns all of the outstanding shares of Scott County Community Hospital, Inc. (operating as Big South Fork Medical Center), RHI’s critical access care hospital in Oneida, Tennessee. Each share of our Preferred Stock will have a stated value of $1,000. The number of shares of our Preferred Stock issuable to RHI upon the closing of the RCHI Agreement is subject to adjustment as provided in the RCHI Agreement.

The closing of the RCHI Agreement is subject to a number of conditions, including the approval of the shareholders of each of us and RHI.

Also see Note 12 for other recent developments.

Segments

We have managed and classified our business into two reportable business segments, FOXO Labs and FOXO Life. While we have decided to pause sales of new life insurance products, we still intend to continue to classify our business into the two reportable business segments.

FOXO Labs

FOXO Labs performs research and development and is commercializing proprietary epigenetic biomarker technology. Our research demonstrates that epigenetic biomarkers, collected from saliva or blood, provide meaningful measures of health and lifestyle factors. FOXO Labs anticipates recognizing revenue related to sales of its Bioinformatics Services and from the commercialization of research and development activities, which may include its Underwriting Report, Longevity Report, or as a result of other commercialization opportunities including a potential AI platform for the delivery of health and well-being data-driven insights to individuals, healthcare professionals and third-party service providers as discussed above.

FOXO Labs currently recognizes revenue from providing epigenetic testing services and collecting a royalty from Illumina, Inc. related to the sales of the Infinium Mouse Methylation Array. FOXO Labs conducts research and development, and such costs are recorded within research and development expenses on the unaudited condensed consolidated statements of operations.

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

FOXO Life

FOXO Life sought to redefine the relationship between consumers and insurers by combining life insurance with healthy longevity. The distribution of insurance products that may be paired with our FOXO’s Longevity Report strived to provide life insurance consumers with valuable information and insights about their individual health and wellness.

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

On February 3, 2023, we consummated the sale of FOXO Life Insurance Company to Security National pursuant to the Security National Merger Agreement. As a result of the merger, we were no longer required to hold cash and cash equivalents required to be held as statutory capital and surplus, as required under the Arkansas Insurance Code (the “Arkansas Code”).

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

Results of Operations

Three Months Ended March 31, 2024 and 2023

(Dollars in thousands)	2024	2023	Change in $	Change in %
Total revenue	$7	$13	$(6)	(46)%
Operating expenses:
Research and development	165	309	(144)	(47)%
Management contingent share plan	33	764	(731)	(96)%
Selling, general and administrative	988	6,332	(5,344)	(84)%
Total operating expenses	1,186	7,405	(6,219)	(84)%
Loss from operations	(1,179)	(7,392)	6,213	84%
Non-operating expenses	(325)	(247)	(78)	(32)%
Net loss	$(1,504)	$(7,639)	$6,135	80%
Deemed dividend	(656)	-	(656)	NA %
Net loss to common stockholders	$(2,160)	$(7,639)	$5,479	72%

Revenues. Total revenues were $7 for the three months ended March 31, 2024, compared to $13 for the three months ended March 31, 2023. FOXO Labs revenues decreased by $3 and FOXO Life revenues decreased by $3. The decreases were due to less royalty revenue for FOXO Labs and less life insurance commissions earned for FOXO life.

Research and Development. Research and development expenses were $165 for the three months ended March 31, 2024, compared to $309 for the three months ended March 31, 2023. The decrease was driven by lower employee-related expenses and professional services as well as research and development projects that are no longer ongoing, which also contributed to the period over period decrease in research and development expenses.

Management Contingent Share Plan. Management Contingent Share Plan expenses were $33 for the three months ended March 31, 2024 compared to expense of $764 for the three months ended March 31, 2023. The decrease was due to more shares vesting under the plan during the 2023 period.

Selling, General and Administrative. Selling, general and administrative expenses were $988 for the three months ended March 31, 2024 compared to $6,332 for the three months ended March 31, 2023. The decrease of $5,344, or 82%, was driven by the completion of a consulting agreement as we recognized $1,700 less compensation costs associated with the amortization of consulting agreements in the current period compared to the prior period. Also contributing to the decrease were lower: employee related expenses due to head count reductions, legal fees, amortization of intangible assets and professional fees, among other items.

Non-operating expense. Non-operating expense was $325 for the three months ended March 31, 2024, compared to $247 for the three months ended March 31, 2023. The increase primarily related to additional interest expense in the three months ended March 31, 2024 compared to the 2023 period.

Net Loss. Net loss was $1,504 for the three months ended March 31, 2024, an improvement of $6,135 or 80% compared to net loss of $7,639 for the three months ended March 31, 2023. The decrease in net loss was primarily related to the decrease in the operating loss of $6,213, partially offset by an increase in other non-operating expenses of $78. Additionally, a deemed dividend of $656 related to the trigger of the down round provisions and the extension of the Smithline Assumed Warrants was recognized in the three months ended March 31, 2024 resulting in a net loss to common stockholders of $2,160 for the current period.

Analysis of Segment Results:

The following is an analysis of our results by reportable segment for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The primary earnings/loss measure used for assessing reportable segment performance is earnings/loss before interest, income taxes, depreciation, amortization, and stock-based compensation. Segment income/loss by reportable segment also excludes corporate and other costs, including management, IT, and overhead costs. For further information regarding our reportable business segments, please refer to our unaudited condensed consolidated financial statements and related notes included elsewhere in this report.

FOXO Labs

(Dollars in thousands)	2024	2023	Change in $	Change in %
Total revenue	$4	$7	$(3)	(43)%
Research and development expenses	(158)	(297)	(139)	(47)%
Segment losses	$(154)	$(290)	$136	(47)%

Revenue. Total revenue was $4 and $7 for the three months ended March 31, 2024 and 2023, respectively. The decrease in revenue was primarily driven by lower royalty revenue.

Segment Losses. Segment losses decreased from $290 for the three months ended March 31, 2023 to $154 for the three months ended March 31, 2024. The decrease in the losses of $136 was primarily as a result of employee related expenses.

FOXO Life

(Dollars in thousands)	2024	2023	Change in $	Change in %
Total revenue	$3	$6	$(3)	(50)%
Selling, general and administrative expenses	(8)	(653)	(645)	(99)%
Segment losses	$(5)	$(647)	$642	(99)%

Revenue. Total revenue was $3 for the three months ended March 31, 2024 compared to $6 for the three months ended March 31, 2023. The decrease was due to reduced life insurance commissions earned as we ceased placing policies from our legacy agency business.

Segment Losses. Segment losses decrease from $647 for the three months ended March 31, 2023 to $5 for the three months ended March 31, 2024. The decrease was driven by lower employee-related expenses and a $251 loss on the sale of FOXO Life Insurance Company in the three months ended March 31, 2023.

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

We reconcile our non-GAAP financial measure to our net loss, which is its most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. Our management uses Adjusted EBITDA as a financial measure to evaluate the profitability and efficiency of our business model. Adjusted EBITDA is not presented in accordance with U.S. GAAP. Adjusted EBITDA includes adjustments for provision for income taxes, as applicable, interest income and expense, depreciation and amortization, stock-based compensation, and certain other infrequent and/or unpredictable non-cash charges or benefits.

	For the three months ended March 31,
(Dollars in thousands)	2024	2023
Net loss	$(1,504)	$(7,639)
Add: Depreciation and amortization	260	929
Add: Interest expense	301	225
Add: Stock-based compensation and consulting fees	144	2,626
Deduct: Change in fair value of warrant liability	(8)	-
Adjusted EBITDA	$(807)	$(3,859)

Liquidity and Capital Resources

Sources of Liquidity and Capital

We had cash and cash equivalents of $3 and $38 as of March 31, 2024 and December 31, 2023, respectively. We have incurred net losses since our inception. For the three months ended March 31, 2024 and the year ended December 31, 2023, we incurred net losses available to common stockholders of $2,160 and $29,829, respectively. At March 31, 2024, had a working capital deficit and an accumulated deficit of $16,810 and $14,937, respectively. While cash of $1,716 was provided by operating activities for the three months ended March 31, 2024, our operations used cash of $6,645 for the year ended December 31, 2023. We have generated limited revenue to date and expect to incur losses from our existing business in future periods.

Our current revenue is not adequate to fund our operations in the next twelve months and requires us to fund our business through other avenues until the time we achieve adequate scale. Securing additional capital is necessary to execute on our business strategy.

Financing

We have financed our business through a combination of equity and debt. During the third quarter of 2022, we entered into separate securities purchase agreements pursuant to which we issued our Senior PIK Notes in the aggregate principal of $3,458. We received net proceeds of $2,918, after deducting fees and expenses of $540.

During the third quarter of 2023, we completed two tranches of private placements that provided gross proceeds of $450 and $294. After deducting placement agent fees and other offering expenses, the net proceeds from the private placements were $260 and $217.

During the fourth quarter of 2024, we entered into a Strata Purchase Agreement (the “Strata Purchase Agreement”) with ClearThink, as supplemented by that certain Supplement to Strata Purchase Agreement, dated as of October 13, 2023, by and between us and ClearThink. During the fourth quarter of 2023, we completed two tranches of private placements under the terms of the Strata Purchase Agreement with ClearThink that provided gross proceeds of $200 and $256. After deducting finder’s fees and other offering expenses, the net proceeds from the private placements were of $186 and $246.

During the first quarter of 2024, we entered into a Second Strata Purchase Agreement with ClearThink wherein, and subject to certain limitations, including the effectiveness of a registration statement as defined in the agreement, ClearThink has agreed to purchase from us, from time to time an aggregate of $5,000 shares of our Class A Common Stock.

On January3, 2024, we issued to ClearThink a promissory note in the principal amount of $75, less an original issue discount of $25, and on January 30, 2024, we issued to ClearThink a promissory note in the principal amount of up to $750, less an original issue discount of $250. We receive net proceeds totaling $371 during the three months ended March 31, 2024 and $1,220 during the three months ended June 30, 2024 from the issuances of the notes payable.

On April 28, 2024, we entered into a Securities Purchase Agreement with LGH pursuant to which we issued to LGH a convertible promissory note in the principal amount of $110 and 200,000 shares of our Class A Common Stock as inducement shares to LGH.

On June 12, 2024, we entered into a Securities Purchase Agreement (the “SPA”) with an institutional investor (the “Purchaser”) pursuant to which we agreed to issue to the Purchaser and subsequent purchasers who will also be parties to the SPA (the Purchaser, together with the purchasers, the “Purchasers”) Senior Notes in the aggregate principal amount of up to $2,800 (each a “Note” or, together, the “Notes”).

The closings of the SPA (each a “Closing,” or, together, the “Closings”) are as follows:

●	On the Initial Closing Date (as defined below), the Purchaser or Purchasers will purchase up to an aggregate of $840 in principal amount of the Notes. We will also issue to the Purchaser or the Purchasers on a pro rata basis an aggregate of 1,108,755 shares of our Class A Common Stock (the “Shares”) representing 9.99% of the outstanding shares of our Class A Common Stock on the Initial Closing Date (as defined below).

●	Upon the filing of a preliminary proxy statement or information statement with the SEC relating to the approval by our stockholders of an agreement by us to acquire the shares of common stock of RCHI from RHI, and all transactions contemplated thereby (the “Acquisition”), the Purchasers will purchase up to an aggregate of $280 in principal amount of the Notes.

●	Upon the closing of the Acquisition, the Purchasers will purchase up to an aggregate of $1,120 in principal amount of the Notes.

●	Upon the filing of a registration statement by us with the SEC relating to the resale by the Purchasers (and any affiliates) of all shares of Class A Common Stock of the Company beneficially owned by each Purchaser (and any affiliate) the Purchasers will purchase up to an aggregate of $560 in principal amount of the Notes.

Each Closing is subject to additional conditions as disclosed in the SPA.

On June 14, 2024 (the “Initial Closing Date”), pursuant to the SPA, we issued a Note in the principal amount of $840 to the Purchaser. The Note matures on June 14, 2025 and the principal amount of the Note is the subscription amount multiplied by 1.12 which represents 12% original issuance discount. The Note does not accrue any interest exempt for in the event of an Event of Default (as defined in the Note) upon which it will accrue interest at 18% per annum.

The Note provides the Purchaser with rights upon a Fundamental Transaction (as defined in the Note) such as assumption rights of the Successor Entity (as defined in the Note). The Note also provides the Purchaser an exchange right upon the issuance of preferred stock (except in connection with the Acquisition) and mandatory redemption rights. There is also an optional prepayment of the Note provided to us of 100% of the Note amount. The Note is guaranteed by RHI.

As of the Initial Closing Date, we have yet to issue the Shares to the Purchaser due to the fact that their issuance is conditioned upon approval from NYSE American and, although in process, we have yet to receive approval.

Going Concern

Our primary uses of cash are to fund our operations as we continue to grow our business. We expect to continue to incur operating losses to support the growth of our business until we finalize the acquisition of RCHI. Capital expenditures have historically not been material to our consolidated operations, and we do not anticipate making material capital expenditures in 2024 or beyond. We expect that our liquidity requirements will continue to consist of working capital, including payments of outstanding debt and accrued liabilities and general corporate expenses associated with the growth of our business. Based on our current operations, we do not have sufficient capital to fund our operations for at least 12 months from the date hereof. We expect to address our liquidity needs through the pursuit of additional funding through a combination of equity or debt financings and strategic acquisitions to enable us to fund our operations.

We have taken various actions to bolster our cash position, including raising funds through the private placements and transactions with ClearThink, LGH and the Purchaser described above and conserving cash by issuing shares of our Class A Common Stock under license agreements, legal settlements, consulting agreements, finder’s fees related to equity and debt financing and consulting agreements, among other transactions. As more fully discussed above under “Recent Developments,” on June 10, 2024, we entered into two stock exchange agreements, each with RHI. Under the RCHI Agreement, we intend to acquire Big South Fork Medical Center, RHI’s critical care hospital, which we hope and anticipate will provide us with positive operating cash flows, although there can be no assurance that we will close the transaction or that it will provide us with positive cash flows.

Based on our current operating plan, our cash position as of March 31, 2024, and after taking into account the actions described above, we expect to be able to fund our operations through the end of 2024. Even if our current operating plan is successful, we expect to need additional financing or other increase in our cash and cash equivalents balance to enable us to fund our future operations.

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

Cash Flows

Three Months Ended March 31, 2024 and 2023

The following table summarizes our cash flow data for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Cash Provided by / (Used in)
Three Months Ended March 31,	2024	2023
Operating Activities	$1,716	$(3,360)
Investing Activities	$(2,122)	$-
Financing Activities	$371	$-

Operating Activities

Net cash provided by operating activities in the three months ended March 31, 2024 was $1,716 compared to cash of $3,360 used in operating activities in the three months ended March 31, 2023, an improvement of $5,076 or 151%. The improvement was primarily the result of the $6,033 reduction in the net loss in the three months ended March 31, 2024 compared to the prior period.

Investing Activities

Investing activity in the three months ended March 31, 2024 of $2,122 was to acquire an epigenetic software APP under the KR8 Agreement. No cash was used or provided by investing activities in the three months ended March 31, 2023.

Financing Activities

Net cash of $371 was provided by financing activities in the three months ended March 31, 2024 from the issuances of promissory notes to ClearThink. No cash was used or provided by financing activities in the three months ended March 31, 2023.

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

Contractual Obligations

Our contractual obligations as of March 31, 2024 include:

	Amounts Due by Period
(Dollars in thousands)	Less than 1 Year	1 - 3 years	3 - 5 years	More than 5 years	Total
KR8 Agreement (a)	$2,322	4,450	4,450	-	$11,222
Other license agreement (b)	40	40	20	-	100
Senior PIK Notes (c)	4,461	-	-	-	4,461
ClearThink promissory notes (d)	585	-	-	-	585
Promissory Notes (e)	293	-	-	-	293
Supplier and other commitments	54	-	-	-	54
Total	$7,755	4,490	4,470	-	$16,715

(a)	Amount due under KR8 Agreement include $2,000 for initial license and development fees, $50 per month for maintenance fees and minimum royalty payments. Perpetual management and royalty fees are projected through five years.

(b)	License agreement remains in place until the licensor’s patents expire or are abandoned. Amounts do not include development milestones that have not been reached as of March 31, 2024.

(c)	Represents the principal and interest balance as of March 31, 2024. The Senior PIK Notes are past due. The Senior PIK Notes are subject to prepayment penalties and interest is paid through the issuance of additional Senior PIK Notes. The ultimate amount required to settle the Senior PIK Note will vary depending on when it is settled. See Note 5 of the accompanying unaudited condensed consolidated financial statements.

(d)	Represents the principal and interest balance as of March 31, 2024. The ClearThink Notes have interest rates of 12% per annum (22% after the occurrence of an Event of Default, as defined in the ClearThink Notes). 10% of all future purchase notices from the Second Strata Purchase Agreement with ClearThink, which is more fully discussed in Note 7, must be directed toward repayment of the ClearThink Notes until they are paid in full.

(e)

Represents the principal and interest of Promissory notes 1 and 2 balance as of March 31, 2024. Promissory note 1 does not bear interest and Promissory note 2 accrues interest in arrears at a rate of 13.25% per annum. The notes are due on demand, and in the absence of any demand, one year from the issuance date and may be prepaid, in whole or in part, without penalty at any time.

Critical Accounting Policies

The preparation of the unaudited condensed consolidated financial statements and related notes included under “Item 1. Financial Statements” and related disclosures in conformity with GAAP. The preparation of these unaudited condensed consolidated financial statements requires the selection of the appropriate accounting principles to be applied and the judgments and assumptions on which to base accounting estimates, which affect the reported amounts of assets and liabilities as of the date of the balance sheets, the reported amounts of revenue and expenses during the reporting periods, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time such estimates are made. Actual results and outcomes may differ materially from our estimates, judgments, and assumptions. We periodically review our estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates are reflected in the unaudited condensed consolidated financial statements prospectively from the date of the change in estimate.

We define our critical accounting policies and estimates as those that require us to make subjective judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. We believe the critical accounting policy used in the preparation of our financial statements which required significant estimates and judgments is as follows:

Going Concern

Our history of losses requires management to critically assess our ability to continue operating as a going concern. For the three months ended March 31, 2024, and the year ended December 31, 2023, we incurred net losses to common stockholders of $2,160 and $29,829, respectively. As of March 31, 2024, we had a working capital deficit and an accumulated deficit of $16,810 and $14,937, respectively. While cash of $1,716 was provided by operating activities for the three months ended March 31, 2024, cash of $6,645 was used in operating activities for the three months ended December 31, 2023. As of March 31, 2024, we had $3 of available cash and cash equivalents.

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

During the first quarter of 2023, we completed the sale of FOXO Life Insurance Company in order to gain access to the cash held as statutory capital and surplus at FOXO Life Insurance Company, which we used to fund a portion of our operations during 2023. To fund our operations, we continue to (i) pursue additional avenues to capitalize the Company, (ii) pursue strategic operating companies, including companies pursuant to two stock exchange agreements entered into on June 10, 2024, which are more fully discussed in Note 12 to the unaudited condensed consolidated financial statements included in this report, and (iii) commercialize our products to generate revenue.

As previously disclosed, on September 20, 2022, we issued the Senior PIK Notes in an aggregate principal amount of $3,457, each with a maturity date of April 1, 2024. Pursuant to the terms of the Senior PIK Notes, commencing on November 1, 2023, and on each one-month anniversary thereof, we are required to pay the holders of the Senior PIK Notes an equal amount until their outstanding principal balance has been paid in full on the Maturity Date, or, if earlier, upon acceleration or prepayment of the Senior PIK Notes in accordance with their terms. We failed to make the payments due on November 1, 2023 and on each one-month anniversary thereof, which constitutes an event of default under the Senior PIK Notes. We are in discussions with the holders of the Senior PIK Notes with respect to certain amendments to the Senior PIK Notes to cure the event of default. However, there has been no agreement with the Senior PIK Note holders that would cure the event of default.

Compliance with NYSE American Continued Listing Requirements

On April 17, 2024, the Company received the Filing Delinquency. During the Initial Cure Period, NYSE will monitor the Company and the status of the Delinquent Report and any subsequent delayed filings, including through contact with the Company, until the Filing Delinquency is cured. If the Company fails to cure the Filing Delinquency within the Initial Cure Period, NYSE may, in NYSE’s sole discretion, allow the Company’s securities to be traded for the Additional Cure Period depending on its specific circumstances. If NYSE determines that an Additional Cure Period is not appropriate, suspension and delisting procedures will commence in accordance with the procedures set out in Section 1010 of the NYSE American Company Guide. If NYSE determines that an Additional Cure Period of up to six months is appropriate and the Company fails to file its Delinquent Report and any subsequent delayed filings by the end of that period, suspension and delisting procedures will generally commence. An issuer is not eligible to follow the procedures outlined in Section 1009 with respect to these criteria.

Notwithstanding the foregoing, however, NYSE may in its sole discretion decide (i) not to afford the Company any Initial Cure Period or Additional Cure Period, as the case may be, at all or (ii) at any time during the Initial Cure Period or Additional Cure Period, to truncate the Initial Cure Period or Additional Cure Period, as the case may be, and immediately commence suspension and delisting procedures if the Company is subject to delisting pursuant to any other provision of the Company Guide, including if NYSE believes, in NYSE’s sole discretion, that continued listing and trading of an issuer’s securities on NYSE is inadvisable or unwarranted in accordance with Sections 1001-1006 hereof.

While the Company has not received an official notice of noncompliance regarding the delinquency of this report, with the filing of the Delinquent Report, and this filing, the Company intends to regain compliance with the NYSE American continued listing standards. There can be no assurance that the Company will ultimately regain compliance with all applicable NYSE American listing standards.

On June 10, 2024, the Company received an official notice of noncompliance from NYSE stating that the Company is not in compliance with NYSE American continued listing standards (the “Delinquency Notification”) due to an outstanding balance of listing fees over 180 days old and NYSE provided the Company until June 7, 2024 to provide payment before the Company would become subject to the noncompliance procedures (the “Delinquency”). The Company failed to pay the fee by June 7, 2024.

As a result, receipt of the Delinquency Notification was NYSE’s official notice of noncompliance with Section 1003(f)(iv) of the Company Guide. The Company is now subject to the procedures and requirements set forth in Section 1009 of the Company Guide. In connection with its non-compliance with Section 1003(f)(iv) of the Company Guide, the Company was required to submit a written response by June 18, 2024 advising of actions it has taken or will take to pay its past-due fees in full to NYSE within 60 calendar days of receipt of the Delinquency Notification (subject to acceptance of the compliance plan by NYSE).

The Company submitted a written response to NYSE on June 18, 2024. If the written response is deemed unacceptable by NYSE, NYSE will commence delisting proceedings. Furthermore, if NYSE accepts the actions proposed by the Company in its written response and the Company does not make progress towards full payment of all past-due fees consistent with the proposed actions as accepted by NYSE, NYSE staff will initiate delisting proceedings as appropriate. The Company may appeal a staff delisting determination in accordance with Section 1010 and Part 12 of the Company Guide.

The Company has paid $65,000 towards the delinquent balance and still owes $146,000. The Company intends to regain compliance with the NYSE American continued listing standards. There can be no assurance that the Company will ultimately regain compliance with all applicable NYSE American listing standards.

On June 12, 2023, the Company received the “NYSE American Notice from NYSE Regulation stating that the Company is below compliance with Section 1003(a)(i) in the NYSE American Company Guide since the Company reported stockholders’ deficit of $30 at March 31, 2023, and losses from continuing operations and/or net losses in its two most recent fiscal years ended December 31, 2022. As required by the NYSE American Notice, on July 12, 2023, the Company the Plan to NYSE advising of actions it has taken or will take to regain compliance with the NYSE American continued listing standards by December 12, 2024, and if NYSE accepts the Plan, the Company will have until December 12, 2024 to comply with the Plan. Should the Plan not be accepted, or the Company be unable to comply with the Plan, then it may make it more difficult for the Company to raise capital and the Company will be delisted in the event it is unable to cure the noncompliance by December 12, 2024.

However, we can provide no assurance that these actions will be successful or that additional sources of financing will be available to us on favorable terms, if at all. As such, until additional equity or debt capital is secured and we begin generating sufficient revenue, there is substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the issuance of the accompanying unaudited condensed consolidated financial statements. Assuming we are successful in closing the stock exchange agreements entered into on June 10, 2024, which are more fully discussed in Note 12 to the accompanying unaudited condensed consolidated financial statements, we believe we will be able to fund our operations until the end of the fourth quarter of 2024. In any event, if we are unable to fund our operations we will be required to evaluate further alternatives, which could include further curtailing or suspending operations, selling the Company, dissolving and liquidating its assets or seeking protection under the bankruptcy laws. A determination to take any of these actions could occur at a time that is earlier than when we would otherwise exhaust our cash resources.

Factors That May Adversely Affect our Results of Operations

Our results of operations may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflicts in Ukraine and Israel. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2024.

Management became aware of the material weaknesses described above during the preparation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. To address the material weaknesses, the Company performed additional analyses and other procedures, including reviewing the terms of its common stock warrants and the methods used to determining the fair value of its common stock warrants as presented in its unaudited condensed consolidated financial statements at and as of March 31, 2024. However, the material weaknesses have not been fully remediated as of the filing date of this report.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit No.	Description	Included	Form	Referenced Exhibit	Filing Date
4.1	Promissory Note issued on January 30, 2024 to ClearThink Capital Partners, LLC in the principal amount of up to $750,000	Filed Herewith

10.1	Purchase Agreement dated January 30, 2024 with ClearThink Capital Partners, LLC	Filed Herewith

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1#	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350.	Furnished Herewith

101.INS	Inline XBRL Instance Document.	Filed Herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed Herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed Herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed Herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed Herewith

#	This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOXO TECHNOLOGIES INC.

Date: June 28, 2024	/s/ Mark White
	Name:	Mark White
	Title:	Interim Chief Executive Officer
(Principal Executive Officer)

Date: June 28, 2024	/s/ Martin Ward
	Name:	Martin Ward
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)