Form 10-Q
period 2024-06-30
FOXO TECHNOLOGIES INC.
filed 2024-08-19
CIK 1812360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 19, 2024, there were 13,631,554 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) of the registrant issued and outstanding.

FOXO TECHNOLOGIES INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION:
Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023	1
	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2024 and 2023	2
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for Each of the Quarters in the Six Months Ended June 30, 2024 and 2023	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	45

PART II - OTHER INFORMATION:
Item 1.	Legal Proceedings	46
Item 5.	Other Information	46
Item 6.	Exhibits	46
SIGNATURES		47

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOXO technologies inc. and subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$33	$38
Account receivable, net	276	-
Prepaid expenses	76	86
Other current assets	104	109
Total current assets	489	233
Property and equipment, net	227	14
Right-of-use lease asset	1,458	-
Intangible assets, net	2,363	378
Goodwill	2,369	-
Other assets	-	100
Total assets	$6,906	$725

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$5,307	$4,556
Related parties’ payables and promissory notes	3,584	1,591
Notes payable	7,982	4,203
Accrued severance	1,954	1,696
Accrued settlement	1,974	2,260
Right-of-use lease liability	110	-
Accrued and other liabilities	395	30
Total current liabilities	21,306	14,336
Warrant liabilities	-	8
Related party payable	200	-
Right-of-use lease liability, non-current	1,348	-
Other liabilities	219	481
Total liabilities	23,073	14,825
Commitments and contingencies (Note 15)
Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued or outstanding as of June 30, 2024 and December 31, 2023	-	-
Class A Common Stock, $0.0001 par value, 500,000,000 shares authorized, 11,277,820 and 7,646,032 shares issued and outstanding, respectively, as of June 30, 2024 and December 31, 2023	1	1
Additional paid-in capital	165,564	162,959
Accumulated deficit	(181,693)	(177,060)
Total FOXO’s stockholders’ deficit	(16,128)	(14,100)
Noncontrolling interest	(39)	-
Total stockholders’ deficit	(16,167)	(14,100)
Total liabilities and stockholders’ deficit	$6,906	$725

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Foxo Technologies INc. and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues	$28	$12	$35	$25
Operating expenses:
Direct costs of revenues	31	-	31	-
Research and development	104	333	269	642
Management contingent share plan expense	8	648	41	1,412
Impairment of intangible assets and cloud computing arrangements	-	2,633	-	2,633
Selling, general and administrative expenses	1,474	4,003	2,462	10,335
Total operating expenses	1,617	7,617	2,803	15,022
Loss from operations	(1,589)	(7,605)	(2,768)	(14,997)
Change in fair value of warrant liability	-	208	8	208
Loss from PIK Note Amendment and 2022 Debenture Release	-	(3,521)	-	(3,521)
Interest expense	(542)	(492)	(843)	(717)
Other (expense) income	(33)	117	(65)	95
Total non-operating expense	(575)	(3,688)	(900)	(3,935)
Loss before income taxes	(2,164)	(11,293)	(3,668)	(18,932)
Provision for income taxes	-	-	-	-
Net loss	(2,164)	(11,293)	(3,668)	(18,932)
Noncontrolling interest	1	-	1	-
Net loss attributable to FOXO	$(2,163)	$(11,293)	$(3,667)	$(18,932)
Deemed dividends related to the Exchange Offer and extension of and trigger of down round provisions of Assumed Warrants	(310)	(2,466)	(966)	(2,466)
Net loss to common stockholders	$(2,473)	$(13,759)	$(4,633)	$(21,398)

Net loss per share of Class A common stock, basic and diluted	$(0.24)	$(4.87)	$(0.48)	$(8.31)
Weighted average shares of Class A common stock, basic and diluted (in thousands)	10,341	2,827	9,629	2,574

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

FOXO TECHNOLOGIES INC. and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (EQUITY)

(Dollars in thousands)

(Unaudited)

	Class A Common			Additional		Total FOXO		Total Stockholders’
	Stock		Treasury	Paid-	Accumulated	Stockholders’	Noncontrolling	Equity
	Shares	Amount	Stock	In-Capital	Deficit	Deficit	Interest	(Deficit)

Balance, December 31, 2022	2,966,987	$-	(214,077)	$153,939	$(147,231)	$6,708	$-	$6,708
Net loss to common stockholders	-	-	-	-	(7,639)	(7,639)	-	(7,639)
Stock based compensation	(11,100)	-	-	901	-	901	-	901
Balance, March 31, 2023	2,955,887	-	(214,077)	154,840	(154,870)	(30)	-	(30)
Net loss to common stockholders	-	-	-	-	(13,759)	(13,759)	-	(13,759)
Stock based compensation	(25,000)	-	-	773	-	773	-	773
2022 Debenture Release	703,500	-	-	2,181	-	2,181	-	2,181
PIK Note Amendment	432,187	-	-	1,339	-	1,339	-	1,339
Exchange Offer	795,595	-	-	2,466	-	2,466	-	2,466
Treasury stock	(214,076)	-	214,077	-	-	-	-	-
Balance, June 30, 2023	4,648,093	$-	-	$161,599	$(168,629)	$(7,030)	$-	$(7,030)

	Class A Common			Additional		Total FOXO		Total
	Stock		Treasury	Paid-	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Stock	In-Capital	Deficit	Deficit	Interest	Deficit

Balance, December 31, 2023	7,646,032	$1	-	$162,959	$(177,060)	$(14,100)	$-	$(14,100)
Net loss to common stockholders	-	-	-	-	(2,160)	(2,160)	-	(2,160)
Stock-based compensation	(667)	-	-	103	-	103	-	103
Shares issued under KR8 Agreement	1,300,000	-	-	378	-	378	-	378
Shares issued under Corporate Development and Advisory Agreement	450,000	-	-	153	-	153	-	153
Shares issued to MSK under Shares for Services Agreement	511,027	-	-	-	-	-	-	-
Shares issued to employee	53,202	-	-	16	-	16	-	16
Warrants issuable for finder’s fees	-	-	-	17	-	17	-	17
Deemed dividends from trigger of down round provisions
and extension of Assumed Warrants	-	-	-	656	-	656	-	656
Balance, March 31, 2024	9,959,594	1	-	164,282	(179,220)	(14,937)	-	(14,937)
Net loss	-	-	-	-	(2,473)	(2,473)	-	(2,473)
Noncontrolling interest	-	-	-	-	-	-	(1)	(1)
Stock-based compensation	(1,667)	-	-	68	-	68	-	68
Shares issuable to IG under terms of note payable	-	-	-	28	-	28	-	28
Shares issued to LGH under terms of note payable	200,000	-	-	57	-	57	-	57
Shares issued for legal settlement	1,119,893	-	-	286	-	286	-	286
Warrants issuable for finder’s fees	-	-	-	43	-	43	-	43
Shares issuable for Myrtle acquisition	-	-	-	235	-	235	-	235
Shares issuable to institutional investors under terms of senior notes payable	-	-	-	255	-	255	-	255
Noncontrolling interest	-	-	-	-	-	-	(38)	(38)
Deemed dividends from trigger of down round provisions of Assumed Warrant	-	-	-	310	-	310	-	310
Balance, June 30, 2024	11,277,820	$1	-	$165,564	$(181,693)	$(16,128)	$(39)	$(16,167)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

FOXO TECHNOLOGIES INC. and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,668)	$(18,932)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	522	1,176
Loss from PIK Note Amendment and 2022 Debenture Release	-	3,521
Stock-based compensation	187	1,673
Amortization of consulting fees paid in common stock	101	2,221
Impairment of intangible assets and cloud computing arrangements	-	2,633
Loss on investment	100	-
Change in fair value of warrants	(8)	(208)
PIK Interest	504	275
Legal settlement paid in common stock	286	-
Amortization of debt discounts and issue costs	282	448
Other	-	(1)
Changes in operating assets and liabilities:
Supplies	-	11
Prepaid expenses	61	1,435
Change in right-of-use lease asset	(1,458)	-
Other current assets	13	9
Accounts payable, including related payable payables	1,170	555
Accrued and other liabilities	1,001	(116)
Change in right-of-use lease liability	1,458	-
Net cash provided by (used in) operating activities	551	(5,300)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Myrtle, net of cash acquired	(259)	-
Intangible asset acquired under license agreement	(2,122)	-
Net cash used in investing activities	(2,381)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note issued to RHI for acquisition of Myrtle	265	-
Payment on note payable to RHI	(48)	-
Cash from issuances of promissory notes	1,608	-
Net cash provided by financing activities	1,825	-
Net change in cash and cash equivalents	(5)	(5,300)
Cash and cash equivalents at beginning of period	38	5,515
Cash and cash equivalents at end of period	$33	$215

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 1 DESCRIPTION OF BUSINESS

FOXO Technologies Inc. (“FOXO” or the “Company”), formerly known as Delwinds Insurance Acquisition Corp. (“Delwinds”), a Delaware corporation, was originally formed in April 2020 as a publicly traded special purpose company for the purpose of effecting a merger, capital stock exchange, asset acquisition, reorganization, or similar business combination involving one or more businesses. FOXO is commercializing epigenetic biomarker technology to support groundbreaking scientific research and disruptive next-generation business initiatives. The Company applies automated machine learning and artificial intelligence (“AI”) technologies to discover epigenetic biomarkers of human health, wellness and aging and, with the acquisition of Myrtle Recovery Centers, Inc. (“Myrtle”) effective on June 14, 2024, the Company offers behavioral health services, including substance abuse treatment. The acquisition of Myrtle is more fully discussed in Note 5.

Segments

The Company manages and classifies its business into two reportable business segments: (i) Healthcare; and (ii) Labs and Life. Previously, Labs and Life were treated as separate segments, however, with the acquisition of Myrtle, the Company’s operational focus shifted such that it was appropriate to combine its Labs and Life segments and to operate Myrtle under the Company’s newly formed Healthcare segment.

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

Following the Closing, FOXO became a holding company whose wholly-owned subsidiary, FOXO Technologies Operating Company, conducted all of the core business operations. FOXO Technologies Operating Company maintains its two wholly-owned subsidiaries, FOXO Labs Inc. and FOXO Life, LLC. FOXO Labs maintains a wholly-owned subsidiary, Scientific Testing Partners, LLC, while FOXO Life Insurance Company was a wholly-owned subsidiary of FOXO Life, LLC. On February 3, 2023, the Company sold FOXO Life Insurance Company as more fully discussed in Note 13. On June 14, 2024, FOXO acquired Myrtle as more fully discussed in Note 5.

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

The Company’s history of losses requires management to critically assess its ability to continue operating as a going concern. For the six months ended June 30, 2024, and 2023, the Company incurred net losses to common stockholders of $4,633 and $21,398, respectively. As of June 30, 2024, the Company had a working capital deficit and a total stockholders’ deficit of $20,817 and $16,167, respectively. While cash of $551 was provided by operating activities for the six months ended June 30, 2024, cash of $5,300 was used in operating activities for the six months ended June 30, 2023. As of June 30, 2024, the Company had $33 of available cash and cash equivalents.

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

During the first quarter of 2023, we completed the sale of FOXO Life Insurance Company in order to gain access to the cash held as statutory capital and surplus at FOXO Life Insurance Company, which we used to fund a portion of our operations during 2023. To fund our operations, we continue to (i) pursue additional avenues to capitalize the Company, (ii) pursue the acquisitions of strategic operating companies, including Myrtle and Rennova Community Health, Inc. (“RCHI”), as more fully discussed in Note 5, and (iii) commercialize our products to generate revenue. See Note 9 for information on promissory notes payable issued during the six months ended June 30, 2024.

Compliance with NYSE American Continued Listing Requirements

On April 17, 2024, the Company received an official notice of noncompliance from the New York Stock Exchange (“NYSE”) stating that it was not in compliance with NYSE American continued listing standards due to the failure to timely file its Annual Report on Form 10-K for the year ended December 31, 2023 (the “Delinquent Report”) by the filing due date of April 16, 2024 (the “Filing Delinquency”). With the filing of the Delinquent Report and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, the Filing Delinquency was cured.

On June 10, 2024, the Company received an official notice of noncompliance from NYSE stating that the Company is not in compliance with NYSE American continued listing standards due to an outstanding balance of listing fees over 180 days old and NYSE provided the Company until June 7, 2024 to provide payment before the Company would become subject to the noncompliance procedures. The Company failed to pay the fee by June 7, 2024, which was extended to August 9, 2024. On August 7, 2024, the Company received a letter from NYSE stating that the Company is back in compliance with the NYSE American continued listed standards pertaining to timely payment of listing fees set forth in Section 1003(f)(iv) of the NYSE American Company Guide. The letter acknowledged that the Company has paid its outstanding balance of fees.

On July 10, 2024, the Company received an official notice of noncompliance from NYSE stating that the Company is not in compliance with Section 1003(a)(ii) of the Company Guide since it reported stockholders’ deficit of ($14.9) million as of March 31, 2024, and losses from continuing operations and/or net losses in its three most recent fiscal years ended December 31, 2023. The Company is now subject to the procedures and requirements set forth in Section 1009 of the Company Guide.

On June 12, 2023, the Company received an official notice of noncompliance from NYSE Regulation stating that the Company is below compliance with Section 1003(a)(i) in the NYSE American Company Guide since the Company reported stockholders’ deficit of $30 at March 31, 2023, and losses from continuing operations and/or net losses in its two most recent fiscal years ended December 31, 2022. As required by the notice, on July 12, 2023, the Company submitted a compliance plan (the “Plan”) to NYSE advising of actions it has taken or will take to regain compliance with the NYSE American continued listing standards by December 12, 2024, and if NYSE accepts the Plan, the Company will have until December 12, 2024 to comply with the Plan. Should the Plan not be accepted, or the Company be unable to comply with the Plan, then it may make it more difficult for the Company to raise capital and the Company will be delisted in the event it is unable to cure the noncompliance by December 12, 2024.

Senior PIK Notes

As previously disclosed, on September 20, 2022, the Company issued to certain investors 15% Senior Promissory Notes (the “Senior PIK Notes”) in an aggregate principal amount of $3,457, each with a maturity date of April 1, 2024 (the “Maturity Date”). Pursuant to the terms of the Senior PIK Notes, commencing on November 1, 2023, and on each one-month anniversary thereof, the Company is required to pay the holders of the Senior PIK Notes an equal amount until their outstanding principal balance has been paid in full on the Maturity Date, or, if earlier, upon acceleration or prepayment of the Senior PIK Notes in accordance with their terms. The Company failed to make the payments due on November 1, 2023 and on each one-month anniversary thereof, which constitutes an event of default under the Senior PIK Notes. The Company is in discussions with the holders of the Senior PIK Notes with respect to certain amendments to the Senior PIK Notes to cure the event of default. However, there has been no agreement with the Senior PIK Note holders that would cure the event of default. The Senior PIK Notes and the event of default are more fully discussed in Note 9.

The Company can provide no assurance that these actions will be successful or that additional sources of financing will be available on favorable terms, if at all. As such, until additional equity or debt capital is secured and the Company begins generating sufficient revenue, there is substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the issuance of these unaudited condensed consolidated financial statements. Assuming the Company is successful in closing the stock exchange agreement to acquire RCHI, which is more fully discussed in Note 5, the Company believes it will be able to fund its operations until December 31, 2024. In any event, if the Company is unable to fund its operations, it will be required to evaluate further alternatives, which could include further curtailing or suspending its operations, selling the Company, dissolving and liquidating its assets or seeking protection under the bankruptcy laws. A determination to take any of these actions could occur at a time that is earlier than when the Company would otherwise exhaust its cash resources.

The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting, and thus the accompanying unaudited condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2023 and the notes thereto. The consolidated balance sheet data as of December 31, 2023 was derived from the audited consolidated financial statements as of that date but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments of a normal or recurring nature, which are necessary for a fair presentation of financial position, operating results and cash flows for the periods presented. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

The unaudited condensed consolidated financial statements include the accounts of FOXO and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

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

COMPREHENSIVE LOSS

During the three and six months ended June 30, 2024 and 2023, comprehensive loss was equal to the net loss amounts presented in the unaudited condensed consolidated statements of operations.

RECLASSIFICATIONS

Certain items in the 2023 financial statements have been reclassified for comparison purposes.

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

REVENUE RECOGNITION POLICY

The Company recognizes revenue in accordance with ASC, “Revenue from Contracts with Customers (Topic 606),” including subsequently issued updates. The Company has recorded minor amounts of revenues from its Labs and Life segment during the three and six months ended June 30, 2024 and 2023. Presently, its healthcare segment consists of the operations of Myrtle. Myrtle’s revenues relate to contracts with patients in which its performance obligations are to provide behavioral health care services to its patients. Revenues are recorded during the period its obligations to provide health care services are satisfied. Myrtle’s performance obligations for inpatient services are generally satisfied over periods averaging approximately 7 to 28 days depending on the service line, and revenues are recognized based on charges incurred. The contractual relationships with patients, in most cases, also involve third-party payers and the transaction prices for the services provided are dependent upon the terms provided or negotiated with (the third-party payers. The payment arrangements with third-party payers for the services Myrtle provides to its patients typically specify payments at amounts less than its standard charges. Services provided to patients are generally paid at prospectively determined rates per diem. Management continually reviews the contractual estimation process to consider the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals. Under the revenue recognition accounting guidance, revenues are presented net of estimated contractual allowances and estimated implicit price concessions. Myrtle’s net revenues are based upon the estimated amounts it expects to be entitled to receive from third-party payers and patients based, in part, on Tennessee Medicaid rates. Myrtle also records estimated implicit price concessions related to uninsured accounts to record self-pay revenues at the estimated amounts it expects to collect.

The collection of outstanding receivables is Myrtle’s primary source of operating cash and is critical to its operating performance. The primary collection risks relate to patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and copayments) remain outstanding. Implicit price concessions relate primarily to amounts due directly from patients. Accounts are written off when all reasonable internal and external collection efforts have been carried out. The estimates for implicit price concessions are based upon management’s assessment of historical write offs and expected net collections, business and economic conditions and other collection indicators.

CONTRACTUAL ALLOWANCES AND DOUBTFUL ACCOUNTS POLICY

In accordance with ASC, “Revenue from Contracts with Customers (Topic 606),” including subsequently issued updates, the Company does not present “allowances for doubtful accounts” on its balance sheets, rather its accounts receivable are reported at realizable value, net of estimated contractual allowances and estimated implicit price concessions (also referred to as doubtful accounts), which are estimated and recorded in the period the related revenue is recorded. Historical collection and payer reimbursement experience is an integral part of the estimation process related to contractual allowances and doubtful accounts. Receivables deemed to be uncollectible are charged against the allowance for doubtful accounts after all collection efforts have ceased or the account is settled for less than the amount originally estimated to be collected. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. Revisions to the allowances for doubtful accounts are recorded as adjustments to revenues.

During the three and six months ended June 30, 2024, estimated contractual allowances of $90 have been recorded as reductions to revenues and accounts receivable balances to enable the Company to record its revenues and accounts receivable from Myrtle at the estimated amounts it expects to collect. As required by Topic 606, after estimated implicit price concessions and contractual and related allowance adjustments to Myrtle’s revenues of $90 for the three and six months ended June 30, 2024, the Company recorded net revenues from Myrtle of $20. Myrtle was acquired on June 14, 2024, thus no revenues were recorded related to Myrtle in the 2023 periods. The Company continues to review the provisions for implicit price concessions and contractual allowances. See Note 3.

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

Note 4 NET LOSS PER SHARE

The Company excluded the effect of 13,334 and 398,700 Management Contingent Shares outstanding and not vested as of June 30, 2024 and 2023, respectively, from the computation of basic net loss per share as the conditions to trigger the vesting of such shares had not been satisfied during the respective periods. Shares issued to the Company’s former CEO pursuant to the Management Contingent Share Plan, which are under review to determine if such shares should be forfeited in accordance with such plan are included in net loss per share. See Note 15 for additional information.

The Company excluded the effect of the Public Warrants, the Private Placement Warrants, the Assumed Options, and the Finder’s warrants from the computation of diluted net loss per share for the three and six months ended June 30, 2024 and 2023, as applicable, as their inclusion would have been anti-dilutive because the Company was in a loss position for such periods.

The following table sets forth the calculation of basic and diluted net loss available to common stockholders per share for the periods presented based on the weighted average number of shares of the Company’s Class A Common Stock outstanding during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss - basic and diluted	$(2,163)	$(11,293)	$(3,667)	$(18,932)
Deemed dividend related to the Exchange Offer and the extension of and trigger of down round provisions of Assumed Warrants	(310)	(2,466)	(966)	(2,466)
Net loss to common stockholders - basic and diluted	$(2,473)	$(13,759)	$(4,633)	$(21,398)
Basic and diluted weighted average number of Class A Common Stock	10,341	2,827	9,629	2,574
Basic and diluted net loss per share available to Class A Common Stock	$(0.24)	$(4.87)	$(0.48)	$(8.31)

The following Class A Common Stock equivalents of the Company have been excluded from the computation of diluted net loss available to common stockholders per share as the effect would be antidilutive (shares in actuals):

	June 30, 2024	June 30, 2023
Public and private warrants	1,037,875	1,037,875
Assumed Warrants	4,438,813	25,865
Stock options	109,935	223,988
Finder’s warrants	206,505	-
Total antidilutive shares	5,793,128	1,287,728

Note 5 ACQUISITION AND STOCK EXCHANGE AGREEMENTS

On June 10, 2024, the Company entered into two stock exchange agreements, each with Rennova Health, Inc., a Delaware corporation, (“RHI”).

Acquisition of Myrtle Under First Stock Exchange Agreement

The first agreement, as supplemented, (the “Myrtle Agreement”), provided for RHI to exchange all of its equity interest in Myrtle for $500, payable in a combination of shares of the Company’s Class A Common Stock and a note payable. The closing occurred effective on June 14, 2024. As of June 30, 2024, the Company recorded a non-interest bearing note payable due on demand to RHI in the amount of $265 and it recorded the remaining purchase price of $235 payable in 1,023,629 shares of its Class A Common Stock issuable to RHI as additional paid-in-capital. The number of shares of the Company’s Class A Common Stock issuable to RHI was determined by dividing $235 by the volume weighted average price of the Company’s Common Stock on the day prior to closing, which was $0.23 per share. The Company issued the shares to RHI on July 17, 2024. The purchase price payable for the equity interest in Myrtle will be subject to certain post-closing adjustments, as provided in the Myrtle Agreement.

Myrtle was formed in the second quarter of 2022 to pursue opportunities in the behavioral health sector, including substance abuse treatment, initially in rural markets. Services are provided on either an inpatient, residential basis or an outpatient basis.

On August 10, 2023, Myrtle was granted a license by the Department of Mental Health and Substance Abuse Services of Tennessee to operate an alcohol and drug treatment facility in Oneida, Tennessee. The facility, which is located at RHI’s Big South Fork Medical Center campus, commenced operations and began accepting patients on August 14, 2023. The facility offers alcohol and drug residential detoxification and residential rehabilitation treatment services for up to 30 patients. On November 1, 2023, Myrtle began accepting patients at its Nonresidential Office-Based Opiate Treatment Facility (“OBOT”). The OBOT is located adjacent to Myrtle’s alcohol and drug treatment facility in Oneida, Tennessee and supplements the existing residential rehabilitation and detoxification services offered at Myrtle.

On April 11, 2023, Myrtle sold shares of its common stock equivalent to a 1.961% ownership stake in Myrtle for a de minimis value to an unaffiliated individual licensed as a physician in Tennessee. The shares have certain transfer restrictions, including the right of the subsidiary to transfer the shares to another physician licensed in Tennessee for de minimis value. The shares were sold to the individual for Tennessee healthcare regulatory reasons.

The preliminary fair value of the purchase consideration payable to RHI under the terms of the Myrtle Agreement was allocated to the net tangible and intangible assets acquired. The Company accounted for the acquisition as a business combination under U.S. GAAP. In accordance with the acquisition method of accounting under ASC Topic 805, “Business Combinations,” (“ASC 805”) the assets acquired and liabilities assumed were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company.

The Company will undertake a valuation study to determine the fair value of the assets acquired. The preliminary estimated fair value of the assets acquired, and net of the liabilities assumed is approximately $500. The excess of the purchase price over the aggregate fair value of the tangible assets acquired and liabilities transferred is currently estimated to be $2,369 and has been treated as goodwill. In addition, during the measurement period or until a valuation study is complete, the provisional amounts used for the purchase price allocation are subject to adjustments for a period not to exceed one year from the acquisition date. As a result, upon completion of a valuation study, the amount of goodwill presented below may be increased or decreased. The preliminary purchase price allocation was based, in part, on discussions with RHI.

Management Agreement

On June 1, 2024, Myrtle and RHI entered into a management agreement wherein RHI agreed to provide management and consulting services to Myrtle for a management fee of $15 per month. The agreement can be terminated by either party at any time without cause on 30 days written notice to the other party.

Lease Agreement

Myrtle entered into a formal lease agreement with RHI under which Myrtle agreed to lease facilities at RHI’s Big South Fork Medical Center campus beginning on June 14, 2024 for a term of one year with annual options to renew for up to five additional years with an initial monthly base rental amount of $35 and annual rent increases equal to the greater of 3% and the consumer price index. The lease has been accounted for as a right-of-use asset and obligation as more fully discussed in Note 11.

FOXO acquired Myrtle as a synergistic opportunity to expand its operations into the healthcare sector and as a compliment to its epigenetic biomarkers of human health, wellness and aging.

The following table shows the preliminary allocation of the purchase price of Myrtle to the acquired identifiable assets acquired, and liabilities transferred on June 14, 2024:

Total purchase price	$500

Tangible and Intangible assets acquired, and liabilities assumed at estimated fair value:
Cash	$6
Accounts receivable, net	284
Property and equipment, net	221
Right-of-use lease asset	1,463
Accounts payable	(708)
Accrued expenses	(99)
Right-of-use lease liability	(1,463)
Note payable to RHI	(1,611)
Noncontrolling interest	38

Assets acquired, net of liabilities transferred	$(1,869)
Goodwill	$2,369

The total cost relating to the acquisition was approximately $505. This includes the $500 consideration to RHI and legal costs of approximately $5, which were expensed as of June 30, 2024.

The following presents the unaudited pro-forma combined results of operations of the Company and Myrtle as if the acquisition had occurred on January 1, 2023.

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net Revenue	$137	$12	$316	$25
Net loss	(2,394)	(11,361)	(4,441)	(19,077)
Deemed dividend from trigger of down round provision feature	(310)	(2,466)	(966)	(2,466)
Net loss to common stockholders	$(2,704)	$(13,827)	$(5,407)	$(21,543)

Net loss per share:
Basic and diluted net loss to common stockholders	$(0.24)	$(3.59)	$(0.51)	$(5.99)
Weighted average number of common shares outstanding during the period:
Basic and diluted	11,365	3,851	10,653	3,598

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2023 or to project potential operating results as of any future date or for any future periods.

Second Stock Exchange Agreement with RHI

In the second agreement with RHI (the “RCHI Agreement”), dated June 10, 2024, the Company agreed to issue 20,000 shares of its to be designated Series A Cumulative Convertible Redeemable Preferred Stock (the “Preferred Stock”) to RHI in exchange for all of the outstanding shares of RHI’s subsidiary, Rennova Community Health, Inc. (“RCHI”). RCHI owns all of the outstanding shares of Scott County Community Hospital, Inc. (operating as Big South Fork Medical Center), RHI’s critical access care hospital in Oneida, Tennessee. Each share of the Company’s Preferred Stock will have a stated value of $1. The number of shares of the Company’s Preferred Stock issuable to RHI upon the closing of the RCHI Agreement is subject to adjustment as provided in the RCHI Agreement.

The closing of the RCHI Agreement is subject to a number of conditions, including the approval of the shareholders of each of the Company and RHI.

Note 6 ACCOUNTS RECEIVABLE, NET

Accounts Receivable as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023

Accounts receivable, gross	$1,566	$-
Less:
Allowance for contractual obligations	(1,290)	-
Accounts receivable, net	$276	$-

Note 7 PROPERTY AND EQUIPMENT, NET

Property and equipment, net as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023

Leasehold improvements	$133	$-
Furniture and fixtures	82	-
Computer equipment	37	37
Software	4	-
Medical equipment	1	-
	257	37
Less accumulated depreciation	(30)	(23)
Property and equipment, net	$227	$14

Property and equipment are depreciated on a straight-line basis over their respective lives. Leasehold improvements are depreciated over the life of the lease and the remaining equipment and software is being depreciated over lives ranging from one to ten years. Depreciation expense on property and equipment was $4 and $9 for the three months ended June 30, 2024 and 2023, respectively, and $7 and $18 for the six months ended June 30, 2024 and 2023, respectively.

Note 8 INTANGIBLE ASSETS AND GOODWILL

Intangible assets as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Methylation pipeline	$592	$592
Epigenetic APP	2,500	-
Less: accumulated amortization	(729)	(214)
Intangible assets, net	$2,363	$378

Amortization of the Company’s intangible assets is recorded on a straight-line basis within selling, general and administrative expenses over three years. The Company recognized amortization expense of intangible assets of $258 and $237 in the three months ended June 30, 2024 and 2023, respectively, and $515 and $1,159 in the six months ended June 30, 2024 and 2023, respectively. During the three months ended June 30, 2023, the Company recorded impairment losses of $2,633 for its digital insurance platform and its underwriting API and longevity API as more fully discussed in Note 4 to its consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023.

The Company’s Epigenetic APP intangible asset was acquired from KR8 under the terms of a license agreement, which is more fully discussed in Note 10.

Goodwill

Goodwill was $2,369 and $0 as of June 30, 2024 and December 31, 2023, respectively. The goodwill at June 30, 2024 resulted from the acquisition of Myrtle as more fully discussed in Note 5.

Note 9 NOTES PAYABLE

At June 30, 2024 and December 31, 2023 notes payable with third parties consisted of the following:

	June 30, 2024		December 31, 2023

Senior PIK Notes in the principal amount of $3,458, including interest of $1,249 and $745		$4,707	$4,203
ClearThink Notes in the aggregate principal amount of $987, net of unamortized discounts of 217		770	-
LGH Note Payable in the principal amount of $110, net of unamortized discounts of $63		47	-
IG Note Payable in the principal amount of $150 net of unamortized discounts of $31		119	-
Note payable to RHI in the principal amount of $265		265	-
Note payable to RHI in principal amount of $1,563		1,563	-
Senior Note Payable in the principal amount of $840, net of discounts of $329		511	-
Total third-party notes payable		7,982	4,203
Less current portion of third-party notes payable		(7,982)	(4,203)
Total third-party notes payable, net of current portion	$		$-

In addition, as of June 30, 2024 and December 31, 2023, the Company had outstanding notes payable with related parties of $790 and $790, respectively. Each of these notes payable is more fully discussed in Note 10.

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

PIK Note Amendment

On May 26, 2023, the Company consummated two issuer tender offers: (i) the Exchange Offer (as described in Note 9) and (ii) the Offer to Amend 15% Senior Promissory Notes and Consent Solicitation that commenced on April 27, 2023 (the “PIK Note Offer to Amend”), pursuant to which the Company offered all holders of Senior PIK Notes 0.125 shares of the Company’s Class A Common Stock for every $1.00 of the Original Principal Amount (as defined in the Senior PIK Notes) of such holder’s Senior PIK Notes, in exchange for the consent by such holder of Senior PIK Notes to amendments to the Senior Promissory Note Purchase Agreement, dated September 20, 2022, between the Company and each purchaser of Senior PIK Notes (the “PIK Note Purchase Agreement”).

Pursuant to the PIK Note Offer to Amend, the Company solicited approval from holders of Senior PIK Notes to amend the PIK Note Purchase Agreement to permit the following issuances by the Company of its Class A Common Stock and Common Stock Equivalents (as defined in the PIK Note Purchase Agreement), without prepaying the Senior PIK Notes: (i) the issuance of shares of the Company’s Class A Common Stock in connection with the PIK Offer Note Offer to Amend, (ii) the issuance of shares of the Company’s Class A Common Stock in connection with the Exchange Offer (as defined in Note 12), (iii) the issuance of shares of the Company’s Class A Common Stock or Common Stock Equivalents (as defined in the PIK Note Purchase Agreement) in connection with the 2022 Bridge Debenture Release (defined in Note 12), (iv) the issuance of shares of the Company’s Class A Common Stock or Common Stock Equivalents (as defined in the PIK Note Purchase Agreement) in (a) a private placement of the Company’s equity, equity-linked or debt securities resulting in gross proceeds to the Company no greater than $5 million (a “Private Placement”) and/or (b) a registered offering of the Company’s equity, equity-linked or debt securities resulting in gross proceeds to the Company no greater than $20 million (a “Public Financing”); provided that (A) the proceeds of a Private Placement resulting in gross proceeds to the Company of at least $2 million are used by the Company to prepay not less than 25% of the Outstanding Principal Balance (as defined in the Senior PIK Notes) as of the date of prepayment on a pro rata basis upon the closing of such Private Placement, and (B) the proceeds of a Public Financing resulting in gross proceeds to the Company of at least $10 million are used by the Company to prepay all of the Outstanding Principal Balance as of the date of prepayment upon the closing of such Public Financing, and (v) the issuance of shares of the Company’s Class A Common Stock or Common Stock Equivalents (as defined in the PIK Note Purchase Agreement) as private placement additional consideration (collectively, the “PIK Note Amendment”).

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

As of June 30, 2024 and December 31, 2023, the Company has recorded the $4,707 and $4,203 balance of the Senior PIK Notes, respectively, as current liabilities based on the monthly installments payment schedule. For the three and six months ended June 30, 2024, the Company recognized $245 and $504, respectively, of contractual interest expense on the Senior PIK Notes. For the three and six months ended June 30, 2023 the Company recognized $140 and $275, respectively of contractual interest expense on the Senior PIK Notes; and $354 and $448, respectively related to the amortization of debt issuance costs on the Senior PIK Notes. The amortization of debt issuance costs included $256 of unamortized debt issuance costs at the time of the PIK Note Amendment. The debt issue costs for the Senior PIK Notes were fully amortized as of June 30, 2023.

Notes Payable to ClearThink Capital Partners, LLC

During the six months ended June 30, 2024, the Company issued three promissory notes to ClearThink Capital Partners, LLC (“ClearThink”). On January 3, 2024, the Company issued ClearThink a promissory note in the principal amount of $75. The note was issued with a $25 original issue discount and matures on January 3, 2025. On January 30, 2024, the Company issued ClearThink a promissory note in the principal amount of up to $750. The note was issued with a $250 original issue discount and matures on January 30, 2025. On May 15, 2024, the Company issued ClearThink a promissory note in the principal amount of $300. The note was issued with a $100 original issue discount and matures on August 14, 2024. The January 3, 2024, January 30, 2024 and May 15, 2024 notes are referred to collectively as the “ClearThink Notes.” The January 3, 2024 and the January 30, 2024 notes have interest rates of 12% per annum (22% after the occurrence of an Event of Default, as defined in the ClearThink Notes). The May 15, 2024 note is non-interest bearing. 10% of all future purchase notices from the Second Strata Purchase Agreement with ClearThink, which is more fully discussed in Note 12, must be directed toward repayment of the ClearThink Notes until they are paid in full. The May 15, 2024 promissory note is convertible, but only in the event of a default. The Events of Default for the ClearThink Notes include: failure to pay amounts owed under the ClearThink Notes, uncured breach of covenants, breach of representations and warranties, bankruptcy, delisting of the Company’s Class A Common Stock from exchange or OTC Markets, failure to comply with reporting under the Exchange Act, cessation of operations, restatement of financial statements or cross-default of any other agreement with ClearThink, among others. The Company is negotiating an extension of the May 15, 2024 maturity date.

Funding of the ClearThink Notes occurred on various dates during the period January 4, 2024 through June 20, 2024. During the six months ended June 30, 2024, the Company received cash proceeds of $658. During the three and six months ended June 30, 2024, the Company recorded interest expense of $173 and $215, respectively, on the ClearThink Notes, including amortization of debt discounts of $154 and $186, respectively. The Company incurred finder’s fees due in cash and common stock warrants pursuant to a Finder’s Fee Agreement, which is more fully discussed below. The Company recorded the fair value of the warrants issuable to the finder in connection with the ClearThink Notes of $46 as debt discounts and additional paid-in-capital and it recorded the cash Finder’s Fees of $28 as additional debt discounts on the ClearThink Notes. The balance of the ClearThink Notes at June 30, 2024 was $771 and was net of unamortized discounts of $216.

Securities Purchase Agreement Dated April 28, 2024 With LGH Investments

On April 28, 2024, the Company entered into a Securities Purchase Agreement with LGH Investments, LLC, a Wyoming limited liability company (“LGH”), pursuant to which the Company issued to LGH a convertible, non-interest bearing promissory note in the principal amount of $110 and received cash proceeds of $100 (the “LGH Note Payable”) and 200,000 shares of its Class A Common Stock as inducement shares to LGH. The note is convertible into 366,666 shares of the Company’s Class A Common Stock, subject to a beneficial ownership limitation of 4.99%. The LGH Note Payable, which matures nine-months from the closing date, was issued with a 10% (or $10) original issue discount and a one-time 10% interest charge of $11, which the Company accrued. The value of the 200,000 inducement shares that the Company issued to LGH in April 2024 per the terms of the note, of $57, was recorded as additional debt discount. In addition, the Company recorded the fair value of the warrants issuable to the finder under the Finder’s Fee Agreement of $7 as debt discounts and additional paid-in-capital and it recorded the cash payable to the finder of $7 as additional debt discounts on the LGH Note Payable. The Company recorded interest expense, including the amortization of the debt discounts, of $29 during the three and six months ended June 30, 2024. The balance of the LGH Note Payable at June 30, 2024 was $47 and was net of discounts of $63.

Securities Purchase Agreement Dated April 30, 2024 With IG Holdings, Inc.

On April 30, 2024, the Company entered into a Securities Purchase Agreement with IG Holdings, Inc., an Arizona corporation (“IG”), pursuant to which the Company issued IG a promissory note in the principal amount of $150 and received cash proceeds of $100 (the “IG Note Payable”) and the Company agreed to issue 100,000 shares of its Class A Common Stock as inducement shares to IG. The IG Note Payable is convertible into shares of the Company’s Class A Common Stock upon an event of default, as defined in the agreement. Interest accrues at the rate of 22% per annum, among other penalties, upon an event of default. The IG Note Payable, which matures three-months from the closing date and is subject to extension at the option of the holder, was issued with a $50 original issue discount. The value of the 100,000 inducement shares that are issuable to IG per the terms of the note, of $28, was recorded as additional debt discount. In addition, the Company recorded the fair value of the warrants issuable to the finder under the Finder’s Fee Agreement of $7 as debt discount and additional paid-in-capital and it recorded the cash payable to the finder of $7 as additional discount on the IG Note Payable. The Company recorded interest expense resulting from the amortization of the debt discounts of $61 during the three and six months ended June 30, 2024. The balance of the IG Note Payable at June 30, 2024 was $119 and was net of discounts of $31. The Company is negotiating an extension of the maturity date.

Finder’s Fee Agreement

Under the terms of a Finder’s Fee Agreement dated October 9, 2023, the Company is obligated to pay the finder a cash fee equal to 3 to 7% of the gross proceeds received by the Company from the ClearThink Notes, the LGH Note Payable and the IG Note Payable and to issue to the Finder 5-year warrants to purchase shares of the Company’s Class A Common Stock equal to 7% warrant coverage based on the gross proceeds received by the Company from third-party investors introduced to the Company by the finder with an exercise price per share equal to 110% of the gross proceeds (as defined in the Finder ‘s Fee Agreement) or the public market closing price of the Company’s Class A Common Stock on the date of the funding, whichever is lower, subject to anti-dilutive price protection and participating registration rights. As a result of the issuances of the ClearThink Notes, the LGH Note Payable and the IG Note Payable, the Company is obligated to issue warrants as finder’s fees as more fully discussed in Note 12.

Note Payable to RHI for the Acquisition of Myrtle

Pursuant to the acquisition of Myrtle as more fully discussed in Note 5, the Company issued a non-interest bearing note payable to RHI in the amount of $265. The note is due on demand.

Note Payable to RHI

Note payable to RHI dated June 13, 2024, in the original principal amount of $1,611 transferred to the Company as part of the acquisition of Myrtle, net of $48 repaid as of June 30, 2024. The acquisition of Myrtle is more fully discussed in Note 5. The note is non-interest bearing, except if not paid by the maturity date of December 31, 2024, in which case the note will bear interest at 18% per annum.

Securities Purchase Agreement with Institutional Investor Dated June 12, 2024

On June 12, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with an institutional investor (the “Purchaser”) pursuant to which it agreed to issue to the Purchaser and subsequent purchasers who will also be parties to the SPA (the Purchaser, together with the purchasers, the “Purchasers”) Senior Notes in the aggregate principal amount of up to $2,800 (each a “Senior Note Payable” or, together, the “Senior Notes Payable”).

The closings of the SPA (each a “Closing,” or, together, the “Closings”) are as follows:

●	On the Initial Closing Date (as defined below), the Purchaser or Purchasers purchased $840 in principal amount of the Senior Notes Payable. The Company was also required to issue to the Purchaser or the Purchasers on a pro rata basis an aggregate of 1,108,755 shares of the Company’s Class A Common Stock representing 9.99% of the outstanding shares of its Class A Common Stock on the Initial Closing Date (as defined below). The Company issued the 1,108,755 shares on July 17, 2024.

●	Upon the filing of a preliminary proxy statement or information statement with the SEC relating to the approval by the Company’s stockholders of an agreement by the Company to acquire the shares of common stock of RCHI from RHI, and all transactions contemplated thereby (the “Acquisition”), the Purchasers will purchase up to an aggregate of $280 in principal amount of the Senior Notes Payable.

●	Upon the closing of the Acquisition, the Purchasers will purchase up to an aggregate of $1,120 in principal amount of the Senior Notes Payable.

●	Upon the filing of a registration statement by the Company with the SEC relating to the resale by the Purchasers (and any affiliates) of all shares of the Company’s Class A Common Stock beneficially owned by each Purchaser (and any affiliate) the Purchasers will purchase up to an aggregate of $560 in principal amount of the Senior Notes Payable.

Each Closing is subject to additional conditions as disclosed in the SPA.

On June 14, 2024 (the “Initial Closing Date”), pursuant to the SPA, the Company issued a Senior Note Payable in the principal amount of $840 to the Purchaser and it received cash proceeds of $750. The Senior Note Payable matures on June 14, 2025. The principal amount of the Senior Note Payable is the subscription amount multiplied by 1.12 which represents 12% (or $90) original issuance discount. The Senior Note Payable does not accrue any interest except for in the event of an Event of Default (as defined in the Note) upon which it will accrue interest at 18% per annum.

The Senior Note Payable provides the Purchaser with rights upon a Fundamental Transaction (as defined in the Senior Note Payable) such as assumption rights of the Successor Entity (as defined in the Senior Note Payable). The Senior Note Payable also provides the Purchaser an exchange right upon the issuance of preferred stock (except in connection with the Acquisition) and mandatory redemption rights. There is also an optional prepayment of the Senior Note Payable provided to the Company of 100% of the Senior Note Payable amount. The Senior Note Payable is guaranteed by RHI.

The Company recorded the $90 original issue discount and the value of the 1,108,755 shares of its Class A Common Stock issuable in connection with the Senior Note Payable of $255 as debt discounts. The Company recorded interest expense resulting from the amortization of the debt discounts of $16 during the three and six months ended June 30, 2024. The balance of the Senior Note Payable at June 30, 2024 was $511, which was net of debt discounts of $329.

Note 10 RELATED PARTY TRANSACTIONS

Consulting Agreement

In April 2022, the Company executed a consulting agreement (the “Consulting Agreement”) with an individual (the “Consultant”) considered to be a related party of the Company as a result of his investment in 2021 Bridge Debentures. The agreement, which expired in April 2023, had a minimum term of twelve months, over which the Consultant was to provide services that included, but were not limited to, advisory services relating to the implementation and completion of the Business Combination. The Company determined that all compensation costs related to the Consulting Agreement, including both cash and equity fee paid in 2022, represented remuneration for services to be rendered evenly over the contract term. Thus, all such costs were initially recorded at fair value as prepaid consulting fees in the consolidated balance sheet and were being recognized as selling, general and administrative expenses in the unaudited condensed consolidated statement of operations on a straight-line basis over the term of the contract. For the three and six months ended June 30, 2023, $595 and $2,676 of expense was recognized related to the Consulting Agreement, respectively.

Sponsor Loan

In order to finance transaction costs in connection with the Business Combination, the Sponsor or an affiliate of the Sponsor loaned Delwinds funds for working capital. As of June 30, 2024 and December 31, 2023, $500 remained due to the Sponsor and is shown as a current related party payables in the unaudited condensed consolidated balance sheets.

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

Under the terms of the KR8 Agreement, on January 19, 2024, during the six months ended June 30, 2024, the Company issued 1,300,000 shares of its Class A Common Stock to the Licensor valued at $378 and it accrued $2,122 for the initial license and development fees. During the three and six months ended June 30, 2024, the Company, recorded $150 and $300, respectively, for maintenance fees under the KR8 Agreement and $100 and $200, respectively, of minimum royalties. As of June 30, 2024, the Company accrued a total of $2,789 for the initial license and development fees, minimum royalties, maintenance fees, management fees and reimbursable expenses. The amounts owed to the KR8 are reflected as related parties payables and promissory notes on the June 30, 2024 and December 31, 2023 unaudited condensed consolidated balance sheets.

Interim CEO Service Agreement

As more fully discussed in Note 17, on July 25, 2024, FOXO entered into a new agreement with the Company’s Interim CEO that superseded his previous interim management fee arrangement.

Note 11 RIGHT-OF-USE LEASE ASSET AND LIABILITY

As discussed in Note 5, FOXO leases facilities for its Myrtle operations under an operating lease with RHI. For operating leases with terms greater than 12 months, including annual options that are expected to be renewed, FOXO records the related right-of-use asset and right-of-use lease liability at the present value of lease payments over the term. FOXO does not separate lease and non-lease components of contracts.

FOXO uses an estimated borrowing interest rate at lease commencement as its interest rate, as its operating lease does not provide a readily determinable implicit interest rate.

The following table presents FOXO’s lease-related asset and liability at June 30, 2024 and December 31, 2023:

	Balance Sheet Classification	June 30, 2024	December 31, 2023

Assets:

Operating lease	Right-of-use operating lease asset	$1,458	$-

Liabilities:
Current:
Operating lease	Right-of-use operating lease liability	$110	$-
Noncurrent:
Operating lease	Right-of-use operating lease liability	1,348	-

Total right-of-use lease liability		$1,458	$-

Remaining term of operating lease, including option periods expected to renew		5.9 years	n/a

Interest rate		22.0%	n/a

The following table presents certain information related to lease expense for the right-of-use operating lease for the three and six months ended June 30, 2024 and 2023:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Right-of-use operating lease amortization (1)	$4	$-	$4	$-
Right-of-use operating lease interest expense (2)	15	-	15	-

The following table presents supplemental cash flow information for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Operating cash flows for right-of-use operating lease	$-	$-

(1)	Expense is included in selling, general and administrative expenses in the unaudited condensed consolidated statement of operations.

(2)	Expense is included in interest expense in the unaudited condensed consolidated statements of operations.

Aggregate future minimum lease payments under the right-of-use operating lease are as follows:

Right-of-Use Operating Lease
Twelve months ending:
July 1, 2024 to June 30, 2025	$421
July 1, 2025 to June 30, 2026	433
July 1, 2026 to June 30, 2027	446
July 1, 2027 to June 30, 2028	460
July 1, 2028 to June 30, 2029	473
Thereafter	464
Total	2,697

Less interest	(1,239)
Present value of minimum lease payments	1,458

Less current portion of right-of-use lease liability	(110)
Right-of-use lease liability, net of current portion	$1,348

Note 12 STOCKHOLDERS’ (DEFICIT) EQUITY

The Company’s authorized shares of all capital stock, par value $0.0001 per share, of 510,000,000 shares, consisting of (i) 10,000,000 shares of preferred stock and (ii) 500,000,000 shares of Class A Common Stock.

Preferred Stock

The Amended and Restated Certificate of Incorporation authorizes the Company to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

As of June 30, 2024 and December 31, 2023, there were 11,277,820 and 7,646,032 shares of the Company’s Class A Common Stock issued and outstanding, respectively.

Common Stock Issued to KR8 under KR8 Agreement

On January 19, 2024, the Company issued 1,300,000 shares of its Class A Common Stock pursuant to the KR8 Agreement, which is more fully discussed in Note 10.

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

As of June 30, 2024, no shares of the Company’s common stock were issued under the Second Strata Purchase Agreement.

Finder’s Fee Agreement

On October 9, 2023, the Company entered into the Finder Agreement, by and between the Company and the Finder. Pursuant to a Finder Agreement the Company will pay the Finder a cash fee equal to 4% of the gross proceeds received by the Company from the equity transactions contemplated by the Second Strata Purchase Agreement. The Company also agreed to issue to the Finder a 5-year warrant to purchase shares of the Company’s Class A Common Stock equal to 1% warrant coverage based on the amount raised from the equity transactions with an exercise price per share equal to 110% of the transaction (as defined in the Finder Agreement) or the public market closing price of the Company’s Common Stock on the date of the transaction, whichever is lower, subject to anti-dilutive price protection and participating registration rights. In addition, under the Finder Agreement, the Company is obligated to pay the Finder a 3% to 7% cash fees and 7% warrant coverage based on the gross cash proceeds from the issuances of the ClearThink Notes, the LGH Note Payable and the IG Notes Payable as more fully discussed in Note 9.

Common Stock Issued to MSK Under Shares for Services Agreement

On September 19, 2023, the Company entered into a Shares for Services Agreement with MSK pursuant to which the Company issued to MSK in September 2023 292,866 shares of Company’s Class A Common Stock valued at $234 and rights (the “Rights”) to receive 511,026 shares of the Company’s Class A Common Stock valued at $409 in satisfaction of outstanding amounts payable to MSK in an aggregate amount equal to $643 for legal services rendered. During the six months ended June 30, 2024, the Company issued to MSK 511,027 shares of its Class A Common Stock in full satisfaction of the Rights.

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

Common Stock Issued to LGH

In April 2024, the Company issued 200,000 shares of its Class A Common Stock to LGH in connection with the LGH Note Payable as more fully discussed in Note 9.

In June 2024, the Company issued 1,119,893 shares of its Class A Common Stock in connection with a legal settlement, which is more fully discussed in Note 15 under the heading, “Smithline Family Trust II vs. FOXO Technologies Inc. and Jon Sabes.”)

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

In addition, in connection with the issuances of the ClearThink Notes, the LGH Note Payable and IG Note Payable, which are more fully discussed in Note 9, the Company is obligated to issue 180,833 additional warrants to purchase shares of the Company’s common stock under the terms of the Finder’s Agreement. The additional warrants have a five-year term and are exercisable into shares of the Company’s Class A Common Stock at a weighted average exercise price of $0.332 per share.

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

On February 23, 2024, 598,877 Assumed Warrants expired by their terms and on February 24, 2024, an Assumed Warrants exercisable into 1,408,971 shares of the Company’s Common Stock was extended until February 23, 2025 in connection a legal settlement as more fully discussed in Note 15 under the heading, “Smithline Family Trust II vs. FOXO Technologies Inc. and Jon Sabes.”), (the “Smithline Assumed Warrant”). On February 24, 2024, the Company issued its Class A Common Stock to Tysadco Partners, as more fully discussed above, and on June 14, 2024, the Company purchased Myrtle, which is more fully discussed in Note 5, pursuant to which the Company is obligated to issue shares of its Class A Common Stock with piggy-back registration rights to RHI. These transactions triggered the down round provisions of the Smithline Assumed Warrants. Therefore, as of June 30, 2024, the Smithline Assumed Warrant was exercisable into 4,438,813 shares of the Company’s Common Stock with an exercise price of $0.23 per share. The incremental value of the modifications to the Smithline Assumed Warrant as a result of the triggers of the down round provisions and the extension of the expiration date resulted in deemed dividends of $310 and $966 for the three and six months ended June 30, 2024, respectively. The incremental value was measured using the Black Scholes valuation model with the following assumptions: risk free rates ranging from 4.74% to 4.81%, volatility ranging from 125.24% to 158.57%, terms of .70 to 1 year and expected dividend yield of $0. Partially offsetting the increase in the number of outstanding Smithline Assumed Warrants on June 30, 2024, was the exchange of 312,500 Smithline Assumed Warrants under the terms of an Exchange Agreement dated May 28, 2024, between the Company and Smithline Family Trust II (“Smithline”) as more fully discuss in Note 15.

Exchange Offer

On May 26, 2023, the Company consummated its tender offer commenced on April 27, 2023, to all 190,619 holders of then outstanding Assumed Warrants to receive 48.3 shares of the Company’s Class A Common Stock in exchange for each Assumed Warrant tendered (the “Exchange Offer”). As part of the Exchange Offer, the Company also solicited consents from holders of the Assumed Warrants to amend and restate in its entirety the Securities Purchase Agreement, dated as of January 25, 2021 (the “Original Securities Agreement”), to include certain issuances of the Company’s Class A Common Stock as exempt issuances that do not trigger the down round provisions of the Assumed Warrants. Pursuant to the Exchange Offer, an aggregate of 164,751 Assumed Warrants were tendered and an aggregate of 795,618 shares of the Company’s Common Stock were issued. After the Exchange Offer, 25,868 Assumed Warrants remained outstanding as noted above. At the same time 432,188 shares of Class A Common Stock were issued as part of the PIK Note Amendment as discussed in Note 9.

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

Note 13 FOXO LIFE INSURANCE COMPANY

On February 3, 2023, the Company consummated the sale of FOXO Life Insurance Company to Security National Life Insurance Company (the “Buyer”). At closing, all of the FOXO Life Insurance Company’s shares were cancelled and retired and ceased to exist in exchange for the assignment to the Company of FOXO Life Insurance Company’s statutory capital and surplus amount of $5,002, as of the closing date, minus $200 (the “Merger Consideration”). Pursuant to the transaction, at the closing, the Company paid the Buyer’s third-party out-of-pocket costs and expenses of $51 resulting in a total loss of $251 that was recognized in the six months ended June 30, 2023 within selling, general and administrative expense on the unaudited condensed consolidated statements of operations and in the FOXO Life segment. After the Merger Consideration and Buyer’s third party expenses, the transaction resulted in the Company gaining access to $4,751 that was previously held as statutory capital and surplus pursuant to the Arkansas Insurance Code. The Company used the funds to fund a portion of its operations during 2023.

Note 14 BUSINESS SEGMENTS

During the three and six months ended June 30, 2024 and 2023, the Company managed and classified its business into two reportable business segments: (i) Healthcare and (ii) Labs and Life

●	Healthcare - The Company’s healthcare segment began with the acquisition of Myrtle on June 14, 2024, as more fully discussed in Note 5. Healthcare offers behavioral health services, including substance abuse treatment. Services are provided on either an inpatient, residential basis or an outpatient basis. Presently, it offers alcohol and drug residential detoxification and residential rehabilitation treatment services for up to 30 patients.

●	Labs and Life - The Company’s Labs and Life segment is commercializing proprietary epigenetic biomarker technology to be used for underwriting risk classification in the global life insurance industry. The Company’s innovative biomarker technology enables the adoption of new saliva-based health and wellness biomarker solutions for underwriting and risk assessment. The Company’s research demonstrates that epigenetic biomarkers, collected from saliva, provide measures of individual health and wellness for the factors used in life insurance underwriting traditionally obtained through blood and urine specimens. On February 3, 2023, the Company sold FOXO Life Insurance Company as more fully discussed in Note 13.

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

Healthcare generates revenues from the substance abuse treatments, including inpatient and outpatient services. Labs and Life generates revenues through performing epigenetic biomarker services and by collecting epigenetic services royalties and residual revenues from the sale of life insurance products.

With the acquisition of Myrtle on June 14, 2024, the Chief Operating Decision Maker (“CODM”) has begun to use asset information to make decisions and allocate resources. Asset by segment as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023

Healthcare	$4,341	$-
Labs and Life	2,435	408
Corporate and other	130	317
Total assets	$6,906	$725

Summarized below is information about the Company’s operations for the three months ended June 30, 2024 and 2023 by business segment:

	Revenues		Losses
	2024	2023	2024	2023
Healthcare	$20	$-	$(67)	$-
Labs and Life	8	12	(503)	(557)
	28	12	(570)	(557)
Impairments of intangible assets	-	-	-	(2,633)
2022 Debenture Release and PIK Note Amendment	-	-	-	(3,521)
Corporate and other (a)	-	-	(1,051)	(4,090)
Interest expense	-	-	(542)	(492)
Total	$28	$12	$(2,163)	$(11,293)

(a)	For the three months ended June 30, 2024, Corporate and other includes stock-based compensation, including amortization of consulting fees paid in stock, of $144 and depreciation and amortization expense of $52. For the three months ended June 30, 2023, Corporate and other includes stock-based compensation, including consulting agreement expense, of $1,268 and depreciation and amortization expense of $247.

Summarized below is information about the Company’s operations for the six months ended June 30, 2024 and 2023 by business segment:

	Revenues		Losses
	2024	2023	2024	2023
Healthcare	$20	$-	$(67)	$-
Labs and Life	15	25	(870)	(1,494)
	35	25	(937)	(1,494)
Impairments of intangible assets	-	-	-	(2,633)
2022 Debenture Release and PIK Note Amendment	-	-	-	(3,521)
Corporate and other (a)	-	-	(1,887)	(10,567)
Interest expense	-	-	(843)	(717)
Total	$35	$25	$(3,667)	$(18,932)

(a)	For the six months ended June 30, 2024, Corporate and other includes stock-based compensation, including amortization of consulting fees paid in stock, of $288 and depreciation and amortization expense of $104. For the six months ended June 30, 2023, Corporate and other includes stock-based compensation, including consulting agreement expense, of $3,894 and depreciation and amortization expense of $1,176.

Note 15 COMMITMENTS AND CONTINGENCIES

The Company is a party to various vendor and license agreements and sponsored research arrangements in the normal course of business that create commitments and contractual obligations.

As more fully discussed in Note 10, effective January 12, 2024, the Company entered into the KR8 Agreement. The Company’s Interim CEO and Interim CFO each are equity owners of KR8. See Note 17 for agreements entered into subsequent to June 30, 2024.

Legal Proceedings

The Company accrues for costs associated with certain contingencies, including, but not limited to, settlement of legal proceedings, regulatory compliance matters and self-insurance exposures when such costs are probable and reasonably estimable. In addition, the Company records legal fees in defense of asserted litigation and regulatory matters as such legal fees are incurred. To the extent it is probable that the Company is able to recover losses and legal fees related to contingencies, it records such recoveries concurrently with the accrual of the related loss or legal fees. Significant management judgment is required to estimate the amounts of such contingent liabilities. In the Company’s determination of the probability and ability to estimate contingent liabilities, it considers the following: litigation exposure based on currently available information, consultations with external legal counsel and other pertinent facts and circumstances regarding the contingency. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved; and such changes are recorded in the condensed consolidated statements of operations during the period of the change and appropriately reflected in the condensed consolidated balance sheets. At June 30, 2024 and December 31, 2023, the Company had $1,974 and $2,260 accrued for settlement of legal proceedings, respectively.

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

Exchange Agreement with Smithline Dated May 28, 2024

On May 28, 2024, the Company, entered into an Exchange Agreement with Smithline pursuant to which Smithline exchanged the Smithline Assumed Warrant to purchase up to 312,500 shares, as adjusted, of the Company’s Common Stock terminating on February 23, 2025, for the right to receive up to 8,370,000 shares of the Company’s Class A Common Stock (the “Rights Shares”), subject to a 4.99% beneficial ownership limitation and issued without any restrictive legends. The total number of Rights Shares that may be issued under the Exchange Agreement, will be limited to 19.99% of the Company’s outstanding shares of Class A Common Stock, unless stockholder approval is obtained to issue more than 19.99%. Upon the execution of the Exchange Agreement and receipt of all of the Rights Shares, the Smithline Assumed Warrant, and all associated rights thereunder will be terminated. As of June 30, 2024, the Company has recorded the value of 1,119,893 of the Rights Shares that it has issued to Smithline pursuant to the terms of the Exchange Agreement of $286 as a reduction in the liability owed to Smithline under the Settlement Agreement. Subsequent issuances of the Rights Shares will continue to result in a reduction of the amount owed.

The Company is currently in default of the Settlement Agreement and is currently in negotiations with Smithline on a resolution.

Former CEO Severance

As of June 30, 2024, the Board has yet to complete its review into whether the former CEO was terminated with or without cause. Accordingly, the Company has yet to make a determination on its obligations under the former CEO’s employment agreement. The Company has accrued for his severance and has recognized expenses related to his equity-based compensation per the terms of his contract while the matter remains under review.

Should the review conclude that the former CEO was terminated without cause then the former CEO will receive thirty-six months of severance based on his base salary, his options granted immediately vest, and his Management Contingent Share Plan related to performance-based conditions that have been met become fully vested. As of June 30, 2024 and December 31, 2023, $1,575 of severance and related expense was recorded within accrued severance on the unaudited condensed consolidated balance sheets. The corresponding expense was recognized within selling, general and administrative expense during the year ended December 31, 2022. In addition, during the year ended December 31, 2022, the Company recognized $8,695 of expense related to the Management Contingent Share Plan.

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

On July 9, 2024, the Company received a letter from the SEC has concluded the investigation and, based on the information it had as of that date, it does not intend to recommend an enforcement action against the Company.

The Company is also party to various other legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business, and the Company may in the future be subject to additional legal proceedings and disputes.

Note 16 SUPPLEMENTAL DISCLOSRE OF CASH FLOW INFORMATION

The supplemental cash flow information for the six months ended June 30, 2024 and 2023 is as follows:

	Six Months Ended June 30,
	2024	2023
Non-cash investing and financing activities:
2022 Debenture Release	$-	$2,181
PIK Note Amendment	$-	$1,339
Deemed dividends from Exchange Offer	$-	$2,466
Deemed dividends from trigger of down round provisions and extension of Assumed Warrants	$966	$-
Class A Common Stock issued/issuable as inducements in debt financings	$340	$-
Warrants issuable for finder’s fees	$60	$-
Class A Common Stock issuable for Myrtle acquisition	$235	$-

Note 17 SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued in this 10-Q. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed consolidated financial statements.

Class A Common Stock Issued to RHI for Equity Interest in Myrtle

In connection with the acquisition of Myrtle, which is more fully discussed in Note 5, on July 17, 2024, the Company issued to RHI 1,023,629 shares of its Class A Common Stock.

Class A Common Stock Issued to Purchaser Under SPA

On July 17, 2024, the Company issued the Purchaser 1,108,755 shares of its Class A Common Stock in connection with the Senior Note Payable, which is more fully discussed in Note 9.

Corporate Development Advisory Agreement Commencing July 17, 2024

On July 25, 2024, the board of directors of the Company approved FOXO entering into the Corporate Development Advisory Agreement with C L Talent Inc. (“C. L. Talent”), (the “Talent Agreement”). Pursuant to the Talent Agreement, commencing July 17, 2024, the C. L. Talent will reasonably be available during regular business hours to advise, counsel and inform designated officers and employees of FOXO about the health, wellness and social media businesses in which the Company is engaged, competitors, business opportunities, talent engagement and other aspects of or concerning FOXO’s business about which C. L. Talent has knowledge or expertise. In addition, it will assist FOXO with targeting key talent with whom FOXO has an existing relationship to further enhance market reach. The term of the Talent Agreement is 12 months. As compensation for services to be provided under the Talent Agreement, FOXO will issue to C. L. Talent 1,500,000 shares of the Company’s Class A Common Stock pending approval from the NYSE.

Financial Adviser

On July 25, 2024, FOXO entered into the advisory agreement with J.H. Darbie & Co., Inc. (“J.H. Darbie”) pursuant to which J.H. Darbie was engaged as nonexclusive financial adviser. The term of the agreement is six months. As compensation for the services to be performed under the agreement, the Company is obligated to issue to J.H. Darbie 625,000 shares of its Class A Common Stock.

Private Placement Engagement

On July 25, 2024, FOXO engaged J.H. Darbie, on an exclusive basis, to provide services in connection with private placements (the “Engagement”). The term of the Engagement is 120 days, subject to early termination provisions in the Engagement. Under the Engagement, J.H. Darbie has a right of first refusal for all financing, cash, common stock or convertible securities, debt or equity, for six months after the termination of the Engagement. As compensation for the services to be performed under the Engagement, the Company will pay a nonrefundable fee of $30 in shares of its Class A Common Stock, priced at the closing price of the stock on the date of the Engagement with a maximum fee of 2% to J.H. Darbie. The shares will be issued within three days or upon approval by NYSE if such approval is required.

As additional compensation for the services to be rendered by J.H. Darbie under the Engagement, FOXO will (i) pay a cash fee to J.H. Darbie equal to 3% of the principal amount of the securities to be exchanged and 5% of gross proceeds raised from the sale of the securities to customers of J.H. Darbie; (ii) issue to J.H. Darbie warrants to purchase a number of shares of the Company’s Class A Common Stock equal to the cash Fee. The warrants will have piggyback rights and be priced at 110% of the closing price on the dates of closings of the sales of securities.

Services Agreement With Interim CEO

On July 25, 2024, FOXO entered into a new Services Agreement with Mark White that superseded the interim employment agreement (the “Services Agreement”). The initial term of the Services Agreement is until July 31, 2026. Pursuant to the Services Agreement, Mr. White is entitled to monthly fees of $30, which may be converted into equity at the option of both Mr. White and the Company. Mr. White is entitled to full and prompt reimbursement of all expenses incurred in connection with his service as an officer of the Company and a monthly reimbursement for the cost of leasing and insuring a vehicle with a fair market value not in excess of $80. No later than 30 days after the date of the Services Agreement, Mr. White is to be issued 2,000 shares of the Company’s Series A Preferred Stock.

FOXO may terminate the Services Agreement at any time without Cause (as defined in the Services Agreement), provided that the Company give written notice of termination at 60 days before the date of such termination. In which case, Mr. White is be entitled to receive the following:

(i) payment of 24 months’ of monthly fees which, may be taken in cash or common stock of FOXO at Mr. White’s sole option; and (ii) reimbursement for any outstanding reasonable business expenses incurred by Mr. White in performing his duties.

The Company may terminate the Services Agreement at any time for Cause, provided that the Company gives written notice of termination to Mr. White. If the Services Agreement is terminated for Cause, Mr. White is entitled to:

(i) accrued and unpaid monthly fees through the date of such termination; and (ii) reimbursement for any outstanding reasonable business expenses incurred by Mr. White in performing his duties.

The Services Agreement will terminate upon a Change of Control (as defined in the Services Agreement). If the Services Agreement is terminated upon Change of Control, Mr. White will be entitled to:

(i) payment of 24 months of monthly fees which, may be taken in cash or common stock of the Company at Mr. White’s sole option; and (ii) reimbursement for any outstanding reasonable business expenses incurred by Mr. White in performing his duties.

For purposes of the Services Agreement, a termination for “Change of Control” means: (i) A change in control of the Company of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A as in effect on the date of this Agreement pursuant to the Exchange Act; provided that, without limitation, such a change in control will be deemed to have occurred at such time as any Acquiring Person hereafter becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of 30% or more of the combined voting power of Voting Securities; or (ii) during any period of 12 consecutive calendar months, individuals who at the beginning of such period constitute the Board of Directors cease for any reason to constitute at least a majority thereof unless the election, or the nomination for election, by the Company’s stockholders of each new director was approved by a vote of at least a majority of the directors then in office who were directors at the beginning of the period; or (iii) there will be consummated (1) any acquisition by the Company of stock or assets of another entity actively engaged in business, in connection with which the Company issues Voting Securities or any security, instrument or agreement exercisable for or convertible into Voting Securities, representing in the aggregate more than 100% of the Voting Securities outstanding prior to the entry into an agreement to consummate such acquisition, notwithstanding that the exercise or conversion of such security, instrument or agreement is subject to a vote of the shareholders of the Company, (2) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which Voting Securities would be converted into cash, securities, or other property, other than a merger of the Company in which the holders of Voting Securities immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (3) any sale, lease, exchange, or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company; or (iv) approval by the stockholders of the Company of any plan or proposal for the liquidation or dissolution of the Company.

For purposes of the Services Agreement, “Acquiring Person” means any person or related person or related persons which constitute a “group” for purposes of Section 13(d) and Rule 13d-5 under the Exchange Act, as such Section and Rule are in effect as of the date of this Agreement; provided, however, that the term Acquiring Person shall not include (i) the Company or any of its subsidiaries, (ii) any employee benefit plan of the Company or any of its subsidiaries, (iii) any entity holding voting capital stock of the Company for or pursuant to the terms of any such employee benefit plan, or (iv) any person or group solely because such person or group has voting power with respect to capital stock of the Company arising from a revocable proxy or consent given in response to a public proxy or consent solicitation made pursuant to the Exchange Act.

For purposes of the Services Agreement, “Voting Securities” means the Company’s issued and outstanding securities ordinarily having the right to vote at elections for director.

Upon the termination of the Services Agreement, upon the payment of all obligations owing to Mr. White by the Company, unless the Company will otherwise request, Mr. White shall resign from all positions within the Company.

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

The first agreement, as supplemented, (the “Myrtle Agreement”), provided for RHI to exchange all of its equity interest in Myrtle for $500, payable in a combination of shares of our Class A Common Stock and a note payable. The closing occurred on June 14, 2024. The purchase price payable for the equity interest in Myrtle will be subject to certain post-closing adjustments, as provided in the Myrtle Agreement.

Myrtle was formed in the second quarter of 2022 to pursue opportunities in the behavioral health sector, including substance abuse treatment. initially in rural markets. Services are provided on either an inpatient, residential basis or an outpatient basis.

On August 10, 2023, Myrtle was granted a license by the Department of Mental Health and Substance Abuse Services of Tennessee to operate an alcohol and drug treatment facility in Oneida, Tennessee. The facility, which is located at RHI’s Big South Fork Medical Center campus, commenced operations and began accepting patients on August 14, 2023. The facility offers alcohol and drug residential detoxification and residential rehabilitation treatment services for up to 30 patients. On November 1, 2023, Myrtle began accepting patients at its Nonresidential Office-Based Opiate Treatment Facility (“OBOT”). The OBOT is located adjacent to Myrtle’s alcohol and drug treatment facility in Oneida, Tennessee and supplements the existing residential rehabilitation and detoxification services offered at Myrtle.

The Company acquired Myrtle as a synergistic opportunity to expand its operations into the healthcare sector and as a compliment to its epigenetic biomarkers of human health, wellness and aging.

In the second agreement, the RCHI Agreement, we agreed to issue the Preferred Stock to RHI in exchange for all of the outstanding shares of RCHI. RCHI owns all of the outstanding shares of Scott County Community Hospital, Inc. (operating as Big South Fork Medical Center), RHI’s critical access care hospital in Oneida, Tennessee. Each share of our Preferred Stock will have a stated value of $1,000. The number of shares of our Preferred Stock issuable to RHI upon the closing of the RCHI Agreement is subject to adjustment as provided in the RCHI Agreement.

The closing of the RCHI Agreement is subject to a number of conditions, including the approval of the shareholders of each of us and RHI.

Also see Note 17 of the accompanying unaudited condensed financial statements for other recent developments.

Segments

We manage and classify our business into two reportable business segments: (i) Healthcare; and (ii) Labs and Life. Previously, Labs and Life were treated as separate segments, however, with the acquisition of Myrtle, our operational focus shifted such that it was appropriate to combine our Labs and Life segments and to operate Myrtle under our newly formed Healthcare segment.

●	Healthcare - The Company’s healthcare segment began with the acquisition of Myrtle on June 14, 2024, as more fully discussed in Note 5 to the accompanying unaudited condensed financial statements. Healthcare offers behavioral health services, including substance abuse treatment. Services are provided on either an inpatient, residential basis or an outpatient basis. Presently, it offers alcohol and drug residential detoxification and residential rehabilitation treatment services for up to 30 patients.

●	Labs and Life- Our Labs and Life segment is commercializing proprietary epigenetic biomarker technology to be used for underwriting risk classification in the global life insurance industry. Our research demonstrates that epigenetic biomarkers, collected from saliva or blood, provide meaningful measures of health and lifestyle factors. Labs and Life anticipates recognizing revenue related to sales of its Bioinformatics Services and from the commercialization of research and development activities, which may include its Underwriting Report, Longevity Report, or as a result of other commercialization opportunities including a potential AI platform for the delivery of health and well-being data-driven insights to individuals, healthcare professionals and third-party service providers. Life sought to redefine the relationship between consumers and insurers by combining life insurance with healthy longevity. The distribution of insurance products that may be paired with our FOXO’s Longevity Report strived to provide life insurance consumers with valuable information and insights about their individual health and wellness.

Labs currently recognizes revenue from providing epigenetic testing services and collecting a royalty from Illumina, Inc. related to the sales of the Infinium Mouse Methylation Array. Labs conducts research and development, and such costs are recorded within research and development expenses on the unaudited condensed consolidated statements of operations. Labs had operated its Bioinformatics Services as an ancillary offering, with revenue recognized as epigenetic biomarker services in our historical financial statements, but now looks to it as a primary offering. Bioinformatics Services provide a data processing, quality checking, and data analysis service using FOXO’s cloud-based bioinformatics pipeline, referred to as our epigenetics, longevity, or methylation pipeline in our historical financial statements. Labs accepts raw data from third party labs and converts that data into usable values for customers. Life primarily had residual commission revenues from its legacy insurance agency business. Life also began receiving insurance commissions from the distribution and sale of life insurance policies based on the size and type of policies sold to customers. Life costs are recorded within selling, general and administrative expenses on the consolidated statements of operations.

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

Results of Operations

Three Months Ended June 30, 2024 and 2023

			Change in	Change in
(Dollars in thousands)	2024	2023	$	%
Net revenues	$28	$12	$16	133%
Operating expenses:
Direct costs of revenues	31	-	31	100%
Research and development	104	333	(229)	-69%
Management contingent share plan	8	648	(640)	-99%
Impairment of intangible assets and
cloud computing arrangements	-	2,633	(2,633)	-100%
Selling, general and administrative	1,474	4,003	(2,529)	-63%
Total operating expenses	1,617	7,617	(6,000)	-79%
Loss from operations	(1,589)	(7,605)	6,016	-79%
Non-operating expenses	(575)	(3,688)	3,113	-84%
Net loss	(2,164)	(11,293)	9,129	-81%
Noncontrolling interest	1	-	1	100%
Net loss attributable to FOXO	(2,163)	(11,293)	9,130	-81%
Deemed dividends	(310)	(2,466)	2,156	-87%
Net loss to common stockholders	$(2,473)	$(13,759)	$11,286	-82%

Net Revenues. Total revenues were $28 for the three months ended June 30, 2024, compared to $12 for the three months ended June 30, 2023. Myrtle, acquired on June 14, 2024, contributed $20 of the increase, partially offset by the decreases in FOXO Labs and FOXO Life revenues of $4.

Direct Costs of Revenues. Direct costs of revenues were $31 for the three months ended June 30, 2024, compared to no direct costs of revenues for the three months ended June 30, 2023. The increase resulted from the acquisition of Myrtle on June 14, 2024.

Research and Development. Research and development expenses were $104 for the three months ended June 30, 2024, compared to $333 for the three months ended June 30, 2023. The decrease was driven by lower employee-related expenses and professional services as well as research and development projects that are no longer ongoing, which also contributed to the period over period decrease in research and development expenses.

Management Contingent Share Plan. Management Contingent Share Plan expenses were $8 for the three months ended June 30, 2024 compared to expense of $648 for the three months ended June 30, 2023. The decrease was due to more shares vesting under the plan during the 2023 period.

Impairment of Intangible Assets and Cloud Computing Arrangements. During the three months ended June 30, 2023, we determined that the cash flows would no longer support the digital insurance platform, underwriting API, and longevity API and recognized impairment losses of $1,425, $630, and $578, respectively or $2,633 in total.

Selling, General and Administrative. Selling, general and administrative expenses were $1,474 for the three months ended June 30, 2024 compared to $4,003 for the three months ended June 30, 2023. The decrease of $2,529, or 63%, was driven by the completion of a consulting agreement as we recognized $519 less compensation costs associated with the amortization of consulting agreements in the current period compared to the prior period. Also contributing to the decrease were lower: employee related expenses due to headcount reductions, legal fees, amortization of intangible assets and professional fees, among other items. Partially offsetting the decrease in selling, general and administrative expenses were expenses of $37 associated with Myrtle, which was acquired on June 14, 2024.

Non-operating Expense. Non-operating expense was $575 for the three months ended June 30, 2024, compared to $3,688 for the three months ended June 30, 2023. The decrease is primarily related to the loss from PIK Note Amendment and 2022 Debenture Release of $3,521 during the three months ended June 30, 2023.

Net Loss. Net loss was $2,164 for the three months ended June 30, 2024, an improvement of $9,129 or 81% compared to net loss of $11,293 for the three months ended June 30, 2023. The decrease in net loss was primarily related to the decrease in the loss from operations of $6,016, and the decrease in other non-operating expenses of $3,113. Additionally, a deemed dividend of $310 related to the trigger of the down round provisions of the Smithline Assumed Warrants was recognized in the three months ended June 30, 2024 compared to a deemed dividend of $2,466 related to the Exchange Offer during the three months ended June 30, 2023. The deemed dividends resulted in net loss to common stockholders of $2,473 and $13,759 for the three months ended June 30, 2024 and 2023, respectively.

Analysis of Segment Results:

The following is an analysis of our results by reportable segment for the three months ended June 30, 2024 compared to the three months ended June 30, 2024. The primary earnings/loss measure used for assessing reportable segment performance is earnings/loss before interest, income taxes, depreciation, amortization, and stock-based compensation. Segment income/loss by reportable segment also excludes corporate and other costs, including management, IT, and overhead costs. For further information regarding our reportable business segments, please refer to our unaudited condensed consolidated financial statements and related notes included elsewhere in this report.

Healthcare

(Dollars in thousands)	2024	2023	Change in $	Change in %
Net revenues	$20	$-	$20	100%
Operating expenses	(68)	-	(68)	100%
Less noncontrolling interest	1	-	1	100%
Segment losses	$(67)	$-	$(67)	100%

Net revenues. Net revenues were $20 or the three months ended June 30, 2024 and represent the net revenue of Myrtle, which was acquired on June 14, 2024. Our healthcare segment began with the acquisition of Myrtle.

Segment Losses. Segment losses were $67 for the three months ended June 2024 and represent the losses of Myrtle, which was acquired on June 14, 2024.

Life and Labs

(Dollars in thousands)	2024	2023	Change in $	Change in %
Net revenues	$8	$12	$(4)	(33)%
Operating expenses	(511)	(569)	58	(11)%
Segment losses	$(503)	$(557)	$54	(10)%

Net revenues. Net revenues were $8 for the three months ended June 30, 2024 compared to $12 for the three months ended June 30, 2023. The decrease was due to lower royalty revenue and reduced life insurance commissions earned as we ceased placing policies from our legacy agency business.

Segment Losses. Segment losses decreased from $557 for the three months ended June 30, 2023 to $503 for the three months ended June 30, 2024. The decrease was driven by lower employee-related expenses, partially offset by minimum royalties due under the KR8 Agreement.

Six Months Ended June 30, 2024 and 2023

			Change in	Change in
(Dollars in thousands)	2024	2023	$	%
Net revenues	$35	$25	$10	40%
Operating expenses:
Direct costs of revenues	31	-	31	100%
Research and development	269	642	(373)	-58%
Management contingent share plan	41	1,412	(1,371)	-97%
Impairment of intangible assets and cloud computing arrangements	-	2,633	(2,633)	-100%
Selling, general and administrative	2,462	10,335	(7,873)	-76%
Total operating expenses	2,803	15,022	(12,219)	-81%
Loss from operations	(2,768)	(14,997)	12,229	-82%
Non-operating expenses	(900)	(3,935)	3,035	-77%
Net loss	(3,668)	(18,932)	15,264	-81%
Noncontrolling interest	1	-	1	100%
Net loss attributable to FOXO	(3,667)	(18,932)	15,265	-81%
Deemed dividends	(966)	(2,466)	1,500	-61%
Net loss to common stockholders	$(4,633)	$(21,398)	$16,765	-78%

Net revenues. Net revenues were $35 for the six months ended June 30, 2024, compared to $25 for the six months ended June 30, 2023. Myrtle, acquired on June 14,2024, contributed $20 of the increase, partially offset by decreases in FOXO Labs and FOXO Life revenues of $10.

Direct Costs of Revenues. Direct costs of revenues were $31 for the six months ended June 30, 2024, compared to no direct costs of revenues for the six months ended June 30, 2023. The increase resulted from the acquisition of Myrtle on June 14, 2024.

Research and Development. Research and development expenses were $269 for the six months ended June 30, 2024, compared to $642 for the six months ended June 30, 2023. The decrease was driven by lower employee-related expenses and professional services as well as research and development projects that are no longer ongoing, which also contributed to the period over period decrease in research and development expenses.

Management Contingent Share Plan. Management Contingent Share Plan expenses were $41 for the six months ended June 30, 2024 compared to expense of $1,412 for the six months ended June 30, 2023. The decrease was due to more shares vesting under the plan during the 2023 period.

Impairment of Intangible Assets and Cloud Computing Arrangements. During the six months ended June 30, 2023, we determined that the cash flows would no longer support the digital insurance platform, underwriting API, and longevity API and recognized impairment losses of $1,425, $630, and $578, respectively or $2,633 in total.

Selling, General and Administrative. Selling, general and administrative expenses were $2,462 for the six months ended June 30, 2024 compared to $10,335 for the six months ended June 30, 2023. The decrease of $7,873, or 76%, was driven by the completion of a consulting agreement as we recognized $2,575 less compensation costs associated with the amortization of consulting agreements in the current period compared to the prior period. Also contributing to the decrease were lower: employee related expenses due to headcount reductions, legal fees, amortization of intangible assets and professional fees, among other items. Partially offsetting the decrease in selling, general and administrative expenses were expenses of $37 associated with Myrtle, which was acquired on June 14, 2024.

Non-operating Expense. Non-operating expense was $900 for the six months ended June 30, 2024, compared to $3,935 for the six months ended June 30, 2023. The decrease is primarily related to the loss from PIK Note Amendment and 2022 Debenture Release $3,521 during the six months ended June 30, 2023.

Net Loss. was $3,668 for the six months ended June 30, 2024, an improvement of $15,264 or 81% compared to net loss of $18,932 for the six months ended June 30, 2023. The decrease in net loss was primarily related to the decrease in the loss from operations of $12,229, and the decrease in other non-operating expenses of $3,035. Additionally, a deemed dividend of $966 related to the trigger of the down round provisions and the extension of the Smithline Assumed Warrants was recognized in the six months ended June 30, 2024 compared to a deemed dividend of $2,466 related to the Exchange Offer during the six months ended June 30, 2023. The deemed dividends resulted in net loss to common stockholders of $4,633 and $21,398 for the six months ended June 30, 2024 and 2023, respectively.

Analysis of Segment Results:

The following is an analysis of our results by reportable segment for the six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. The primary earnings/loss measure used for assessing reportable segment performance is earnings/loss before interest, income taxes, depreciation, amortization, and stock-based compensation. Segment income/loss by reportable segment also excludes corporate and other costs, including management, IT, and overhead costs. For further information regarding our reportable business segments, please refer to our unaudited condensed consolidated financial statements and related notes included elsewhere in this report.

Healthcare

(Dollars in thousands)	2024	2023	Change in $	Change in %
Net revenues	$20	$-	$20	100%
Operating expenses	(68)	-	(68)	100%
Less noncontrolling interest	1	-	1	100%
Segment losses	$(67)	$-	$(67)	100%

Net revenues. Net revenues were $20 or the six months ended June 30, 2024 and represent the net revenue of Myrtle, which was acquired on June 14, 2024. Our healthcare segment began with the acquisition of Myrtle.

Segment Losses. Segment losses were $67 for the six months ended June 30, 2024 and represent the losses of Myrtle, which was acquired on June 14, 2024.

Labs and Life

(Dollars in thousands)	2024	2023	Change in $	Change in %
Net revenues	$15	$25	$(10)	(40)%
Operating expenses	(885)	(1,519)	(634)	(42)%
Segment losses	$(870)	$(1,494)	$(624)	(42)%

Net revenues. Net revenues were $15 for the six months ended June 30, 2024 compared to $25 for the six months ended June 30, 2023. The decrease was due to lower royalty revenue and reduced life insurance commissions earned as we ceased placing policies from our legacy agency business.

Segment Losses. Segment losses decreased from $1,494 for the six months ended June 30, 2023 to $870 for the six months ended June 30, 2024. The decrease was driven by lower employee-related expenses and a $251 loss on the sale of FOXO Life Insurance Company in the six months ended June 30, 2023, partially offset by minimum royalties due under the KR8 Agreement.

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

We	reconcile our non-GAAP financial measure to our net loss, which is its most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. Our management uses Adjusted EBITDA as a financial measure to evaluate the profitability and efficiency of our business model. Adjusted EBITDA is not presented in accordance with U.S. GAAP. Adjusted EBITDA includes adjustments for provision for income taxes, as applicable, interest income and expense, depreciation and amortization, stock-based compensation, and certain other infrequent and/or unpredictable non-cash charges or benefits.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Net loss	$(2,163)	$(11,293)	$(3,667)	$(18,932)
Add: Depreciation and amortization	262	247	522	1,176
Add: Interest expense	542	492	843	717
Add: Stock-based compensation	144	1,268	288	3,894
Add: Change in fair value of warrant liability	-	(208)	(8)	(208)
Add: Impairments of intangible assets and cloud computing arrangements	-	2,633	-	2,633
Add: Loss from PIK Note Amendment and 2022 Debenture Release	-	3,521	-	3,521

Adjusted EBITDA	$(1,215)	$(3,340)	$(2,022)	$(7,199)

Liquidity and Capital Resources

Sources of Liquidity and Capital

We had cash and cash equivalents of $33 and $38 as of June 30, 2024 and December 31, 2023, respectively. We have incurred net losses since our inception. For the six months ended June 30, 2024 and 2023, we incurred net losses available to common stockholders of $4,633 and $21,398, respectively. At June 30, 2024, had a working capital deficit and a total stockholders’ deficit of $20,817 and $16,167, respectively. While cash of $551 was provided by operating activities for the six months ended June 30, 2024, our operations used cash of $5,300 for the six months ended June 30, 2023. We have generated limited revenue to date and expect to incur losses from our existing business in future periods.

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

On January3, 2024, we issued to ClearThink a promissory note in the principal amount of $75, less an original issue discount of $25, on January 30, 2024, we issued to ClearThink a promissory note in the principal amount of up to $750, less an original issue discount of $250 and on May 15, 2024, we issued ClearThink a promissory note in the principal amount of $300, less an original issue discount of $100. We receive net proceeds totaling $658 during the six months ended June 30, 2024 from the issuances of the notes payable. We are in negotiations to extend the maturity date of the May 15, 2024 promissory note.

On April 28, 2024, we entered into a Securities Purchase Agreement with LGH pursuant to which we issued to LGH a convertible promissory note in the principal amount of $110 and 200,000 shares of our Class A Common Stock as inducement shares to LGH. We received cash of $100 from the issuance of the convertible promissory note.

On April 30, 2024, we entered into a Securities Purchase Agreement with IG pursuant to which we issued IG a promissory note in the principal amount of $150 and we agreed to issue 100,000 shares of our Class A Common Stock as inducement shares to IG. We received cash of $100 from the issuance of the promissory note. We are in negotiations to extend the maturity date.

Pursuant to the acquisition of Myrtle, a note payable to RHI due on December 31, 2024 in the amount of $1,611 was transferred to us and we issued a non-interest bearing note payable due on demand to RHI in the amount of $265 for a portion of the purchase price of Myrtle.

On June 12, 2024, we entered into a Securities Purchase Agreement (the “SPA”) with an institutional investor (the “Purchaser”) pursuant to which we agreed to issue to the Purchaser and subsequent purchasers who will also be parties to the SPA (the Purchaser, together with the purchasers, the “Purchasers”) Senior Notes Payable in the aggregate principal amount of up to $2,800.

The closings of the SPA (each a “Closing,” or, together, the “Closings”) are as follows:

●	On the June 14, 2024, the Purchaser purchased an aggregate of $840 in principal amount of the Senior Note Payable and we received cash proceeds of $750.

●	Upon the filing of a preliminary proxy statement or information statement with the SEC relating to the approval by our stockholders of an agreement by us to acquire the shares of common stock of RCHI from RHI, and all transactions contemplated thereby (the “Acquisition”), the Purchasers will purchase up to an aggregate of $280 in principal amount of the Senior Notes Payable.

●	Upon the closing of the Acquisition, the Purchasers will purchase up to an aggregate of $1,120 in principal amount of the Senior Notes Payable.

●	Upon the filing of a registration statement by us with the SEC relating to the resale by the Purchasers (and any affiliates) of all shares of Class A Common Stock of the Company beneficially owned by each Purchaser (and any affiliate) the Purchasers will purchase up to an aggregate of $560 in principal amount of the Senior Notes Payable.

On June 14, 2024, we issued the Senior Note Payable in the principal amount of $840 to the Purchaser and we received cash of $750. On July 17, 2024, we issued to the Purchaser 1,108,755 shares of our common stock per the terms of the agreement.

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

Based on our current operating plan, our cash position as of June 30, 2024, and after taking into account the actions described above, we expect to be able to fund our operations through December 31, 2024. Even if our current operating plan is successful, we expect to need additional financing or other increase in our cash and cash equivalents balance to enable us to fund our future operations.

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

Cash Flows

Sox Months Ended June 30, 2024 and 2023

The following table summarizes our cash flow data for the six months ended June 30, 2024 and 2023 (dollars in thousands):

	Cash Provided by / (Used in)
Three Months Ended June 30,	2024	2023
Operating Activities	$551	$(5,300)
Investing Activities	$(2,381)	$-
Financing Activities	$1,825	$-

Operating Activities

Net cash provided by operating activities in the six months ended June 30, 2024 was $551 compared to cash of $5,300 used in operating activities in the six months ended June 30, 2023, an improvement of $5,851. The improvement was primarily the result of the $15,264 reduction in the net loss, including noncontrolling interest, in the six months ended June 30, 2024 compared to the prior period. The improvement in the six months ended June 30, 2024 was partially offset by certain noncash items in the 2023 period, including: (i) the loss from PIK Note Amendment and 2022 Debenture Release of $3,521, (ii) increased stock-based compensation of $1,486, (iii) an increase in amortization of consulting fees paid in common stock of $2,120 and (iv) impairment of assets of $2,633, among other items.

Investing Activities

Investing activity in the six months ended June 30, 2024 used cash of $2,381. Cash of $2,221 was used to acquire an epigenetic software APP under the KR8 Agreement and the cash of $259, net of cash acquired, was used to purchase of Myrtle. No cash was used or provided by investing activities in the three months ended June 30, 2023.

Financing Activities

Net cash of $1,825 was provided by financing activities in the six months ended June 30, 2024 from the issuances of promissory notes, including a $265 promissory note issued to RHI for the purchase of Myrtle. No cash was used or provided by financing activities in the six months ended June 30, 2023.

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

Contractual Obligations

Our contractual obligations as of June 30, 2024 include (in thousands):

	Amounts Due by Period
(Dollars in thousands)	1 Year	2 - 3 years	4 - 5 years	More than 5 years	Total
KR8 Agreement (a)	$2,322	4,450	4,450	-	$11,222
Other license agreement (b)	40	40	20	-	100
Note payable (c)	8,376	-	-	-	8,376
Related Parties Payable (d)	294	-	-	-	294
Right-of-use lease liability (e)	420	840	840	420	2,520
Management Agreement with RHI (f)	180	360	360	-	900
Supplier and other commitments	54	-	-	-	54
Total	$11,686	5,690	5,670	420	$23,466

(a)	Amount due under KR8 Agreement include $2,000 for initial license and development fees, $50 per month for maintenance fees and minimum royalty payments. Perpetual management and royalty fees are projected through five years.

(b)	License agreement remains in place until the licensor’s patents expire or are abandoned. Amounts do not include development milestones that have not been reached as of June 30, 2024.

(c)	Represents the principal and interest balance as of June 30, 2024 for various notes payable, including the Senior PIK Notes in the amount of $4,707, which are past due. The Senior PIK Notes are subject to prepayment penalties and interest is paid through the issuance of additional Senior PIK Notes. The ultimate amount required to settle the Senior PIK notes will vary depending on when they are settled. Notes payable are more fully discussed in Note 9 of the accompanying unaudited condensed consolidated financial statements.

(d)	Represents the principal and interest balance as of June 30, 2024 of Promissory notes 1 and 2 due to related parties. Promissory note 1 does not bear interest and Promissory note 2 accrues interest in arrears at a rate of 13.25% per annum. The notes are due on demand, and in the absence of any demand, one year from the issuance date and may be prepaid, in whole or in part, without penalty at any time.

(e)	Facilities lease between Myrtle and RHI beginning June 14, 2024 for a term of one year with annual options to renew for up to 5 years. Initial monthly base rental amount is $35 with annual rental increases equal to the greater of 3% and the consumer price index.

(f)	Management agreement between Myrtle and RHI dated June 1, 2024 wherein RHI agreed to provide management and consulting services to Myrtle for a management fee of $15 per month. The agreement can be terminated by either party without cause on thirty days written notice to the other party.

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

Going Concern

Our history of losses requires management to critically assess our ability to continue operating as a going concern. For the six months ended June 30, 2024 and 2023, we incurred net losses to common stockholders of $4,633 and $21,398, respectively. As of June 30, 2024, we had a working capital deficit and a total stockholders’ deficit of $20,817 and $16,167, respectively. While cash of $551 was provided by operating activities for the six months ended June 30, 2024, cash of $5,300 was used in operating activities for the six months ended June 30, 2023. As of June 30, 2024, we had $33 of available cash and cash equivalents.

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

During the first quarter of 2023, we completed the sale of FOXO Life Insurance Company in order to gain access to the cash held as statutory capital and surplus at FOXO Life Insurance Company, which we used to fund a portion of our operations during 2023. To fund our operations, we continue to (i) pursue additional avenues to capitalize the Company, (ii) pursue strategic operating companies, including companies pursuant to two stock exchange agreements entered into on June 10, 2024, which are more fully discussed in Note 5 to the unaudited condensed consolidated financial statements included in this report, and (iii) commercialize our products to generate revenue.

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

Compliance with NYSE American Continued Listing Requirements

On April 17, 2024, the Company received an official notice of noncompliance from the New York Stock Exchange (“NYSE”) stating that it was not in compliance with NYSE American continued listing standards due to the failure to timely file its Annual Report on Form 10-K for the year ended December 31, 2023 (the “Delinquent Report”) by the filing due date of April 16, 2024 (the “Filing Delinquency”). With the filing of the Delinquent Report and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, the Filing Delinquency was cured.

On June 10, 2024, the Company received an official notice of noncompliance from NYSE stating that the Company is not in compliance with NYSE American continued listing standards due to an outstanding balance of listing fees over 180 days old and NYSE provided the Company until June 7, 2024 to provide payment before the Company would become subject to the noncompliance procedures. The Company failed to pay the fee by June 7, 2024, which was extended to August 9, 2024. On August 7, 2024, the Company received a letter from NYSE stating that the Company is back in compliance with the NYSE American continued listed standards pertaining to timely payment of listing fees set forth in Section 1003(f)(iv) of the NYSE American Company Guide. The letter acknowledged that the Company has paid its outstanding balance of fees.

On July 10, 2024, the Company received an official notice of noncompliance from NYSE stating that the Company is not in compliance with Section 1003(a)(ii) of the Company Guide since it reported stockholders’ deficit of ($14.9) million as of March 31, 2024, and losses from continuing operations and/or net losses in its three most recent fiscal years ended December 31, 2023. The Company is now subject to the procedures and requirements set forth in Section 1009 of the Company Guide.

On June 12, 2023, the Company received an official notice of noncompliance from NYSE Regulation stating that the Company is below compliance with Section 1003(a)(i) in the NYSE American Company Guide since the Company reported stockholders’ deficit of $30 at March 31, 2023, and losses from continuing operations and/or net losses in its two most recent fiscal years ended December 31, 2022. As required by the notice, on July 12, 2023, the Company submitted a compliance plan (the “Plan”) to NYSE advising of actions it has taken or will take to regain compliance with the NYSE American continued listing standards by December 12, 2024, and if NYSE accepts the Plan, the Company will have until December 12, 2024 to comply with the Plan. Should the Plan not be accepted, or the Company be unable to comply with the Plan, then it may make it more difficult for the Company to raise capital and the Company will be delisted in the event it is unable to cure the noncompliance by December 12, 2024.

However, we can provide no assurance that these actions will be successful or that additional sources of financing will be available to us on favorable terms, if at all. As such, until additional equity or debt capital is secured and we begin generating sufficient revenue, there is substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the issuance of the accompanying unaudited condensed consolidated financial statements. Assuming we are successful in closing the stock exchange agreement with RHI entered into on June 10, 2024, which is more fully discussed in Note 5 to the accompanying unaudited condensed consolidated financial statements, we believe we will be able to fund our operations until the end of December 31, 2024. In any event, if we are unable to fund our operations we will be required to evaluate further alternatives, which could include further curtailing or suspending operations, selling the Company, dissolving and liquidating its assets or seeking protection under the bankruptcy laws. A determination to take any of these actions could occur at a time that is earlier than when we would otherwise exhaust our cash resources.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial and accounting officer (the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2024.

Management became aware of the material weaknesses described above during the preparation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. To address the material weaknesses, the Company performed additional analyses and other procedures, including reviewing the terms of its common stock warrants and the methods used to determine the fair value of its common stock warrants as presented in its unaudited condensed consolidated financial statements at and as of June 30, 2024. However, the material weaknesses have not been fully remediated as of the filing date of this report.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 9, 2024, the Company received a letter from the SEC has concluded the investigation and, based on the information it had as of that date, it does not intend to recommend an enforcement action against the Company.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit No.	Description	Included	Form	Referenced Exhibit	Filing Date
10.1	Exchange Agreement with Smithline Family Trust II dated May 28, 2024	Filed Herewith

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1#	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350.	Furnished Herewith

101.INS	Inline XBRL Instance Document.	Filed Herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed Herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed Herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed Herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed Herewith

#	This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOXO TECHNOLOGIES INC.

Date: August 19, 2024	/s/ Mark White
	Name:	Mark White
	Title:	Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2024	/s/ Martin Ward
	Name:	Martin Ward
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

