Form 10-Q
period 2024-09-30
FOXO TECHNOLOGIES INC.
filed 2024-11-19
CIK 1812360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 15, 2024, there were 17,476,574 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) of the registrant issued and outstanding.

FOXO TECHNOLOGIES INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION:
Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	1
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023	2
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for Each of the Quarters in the Nine Months Ended September 30, 2024 and 2023	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	49

PART II - OTHER INFORMATION:		50
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 5.	Other Information	58
Item 6.	Exhibits	58
SIGNATURES		59

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q, or this Report, and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, without limitation, statements regarding estimates and forecasts of financial and performance metrics, projections of market opportunity and market share, potential benefits and the commercial attractiveness to its customers of our products and services, the potential success of our marketing and expansion strategies, realization of the potential benefits of the Business Combination, as defined in this Report, (including with respect to stockholder value and other aspects of our business identified in this Report), as well as other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.

Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Part I., Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 6, 2024 and in Part II, Item 1A, “Risk Factors” in this report.

Unless expressly indicated or the context requires otherwise, the terms “FOXO,” the “Company,” “we,” “us” or “our” in this Annual Report refer to FOXO Technologies Inc., a Delaware corporation, and, where appropriate, its subsidiaries.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOXO technologies inc. and subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$34	$38
Account receivable, net	2,001	-
Supplies	210	-
Prepaid expenses	502	86
Other current assets	162	109
Total current assets	2,909	233
Property and equipment, net	387	14
Right-of-use lease assets	4,110	-
Intangible assets, net	2,105	378
Goodwill	33,160	-
Other assets	-	100
Total assets	$42,671	$725

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$8,204	$4,556
Accrued expenses	12,557	3,986
Related parties’ notes payable	1,762	790
Notes payable	7,803	4,203
Related parties’ payables and accruals	3,682	801
Right-of-use lease liabilities	339	-
Total current liabilities	34,347	14,336
Warrant liabilities	7	8
Related party note payable	22,000	-
Right-of-use lease liabilities, non-current	3,771	-
Other liabilities	100	481
Total liabilities	60,225	14,825
Commitments and contingencies (Note 16)
Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued or outstanding as of September 30, 2024 and December 31, 2023	-	-
Class A Common Stock, $0.0001 par value, 500,000,000 shares authorized, 13,621,554 and 7,646,032 shares issued and outstanding, respectively, as of September 30, 2024 and December 31, 2023	1	1
Additional paid-in capital	166,218	162,959
Accumulated deficit	(183,727)	(177,060)
Total FOXO’s stockholders’ deficit	(17,508)	(14,100)
Noncontrolling interest	(46)	-
Total stockholders’ deficit	(17,554)	(14,100)
Total liabilities and stockholders’ deficit	$42,671	$725

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Foxo Technologies INc. and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues	$1,196	$10	$1,231	$35
Operating expenses:
Direct costs of revenues	541	70	572	70
Research and development	43	283	312	925
Management contingent share plan expense (forfeitures)	(116)	(1,553)	(75)	(141)
Impairment of intangible assets and cloud computing arrangements	-	-	-	2,633
Selling, general and administrative expenses	1,733	4,717	4,195	15,052
Total operating expenses	2,201	3,447	5,004	18,469
Loss from operations	(1,005)	(3,507)	(3,773)	(18,504)
Change in fair value of warrant liability	(7)	36	1	244
Loss from PIK Note Amendment and 2022 Debenture Release	-	-	-	(3,521)
Interest expense	(957)	(148)	(1,800)	(865)
Other income (expense)	16	(41)	(49)	54
Total non-operating expense	(948)	(153)	(1,848)	(4,088)
Loss before income taxes	(1,953)	(3,660)	(5,621)	(22,592)
Provision for income taxes	-	-	-	-
Net loss	(1,953)	(3,660)	(5,621)	(22,592)
Noncontrolling interest	7	-	8	-
Net loss attributable to FOXO	$(1,946)	$(3,660)	$(5,613)	$(22,592)
Deemed dividends related to the Exchange Offer and extension of and trigger of down round provisions of Assumed Warrants	(88)	(912)	(1,054)	(3,378)
Net loss to common stockholders	$(2,034)	$(4,572)	$(6,667)	$(25,970)

Net loss per share of Class A common stock, basic and diluted	$(0.15)	$(0.94)	$(0.62)	$(7.75)
Weighted average shares of Class A common stock, basic and diluted (in thousands)	13,156	4,878	10,813	3,350

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

FOXO TECHNOLOGIES INC. and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Dollars in thousands)

(Unaudited)

	Class A Common			Additional		Total FOXO		Total
	Stock		Treasury	Paid-	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Stock	In-Capital	Deficit	Equity (Deficit)	Interest	Equity (Deficit)

Balance, December 31, 2022	2,966,987	$-	(214,077)	$153,939	$(147,231)	$6,708	$-	$6,708
Net loss to common stockholders	-	-	-	-	(7,639)	(7,639)	-	(7,639)
Stock based compensation	(11,100)	-	-	901	-	901	-	901
Balance, March 31, 2023	2,955,887	-	(214,077)	154,840	(154,870)	(30)	-	(30)
Net loss to common stockholders	-	-	-	-	(13,759)	(13,759)	-	(13,759)
Stock based compensation	(25,000)	-	-	773	-	773	-	773
2022 Debenture Release	703,500	-	-	2,181	-	2,181	-	2,181
PIK Note Amendment	432,187	-	-	1,339	-	1,339	-	1,339
Exchange Offer	795,595	-	-	2,466	-	2,466	-	2,466
Treasury stock	(214,076)	-	214,077	-	-	-	-	-
Balance, June 30, 2023	4,648,093	$-	-	$161,599	$(168,629)	$(7,030)	$-	$(7,030)
Net loss to common stockholders	-	-	-	-	(4,572)	(4,572)	-	(4,572)
Stock based compensation	(329,032)	-	-	(1,447)	-	(1,447)	-	(1,447)
Private placements net of issuance costs	929,376	1	-	443	-	444	-	444
Issuance of common stock to Joseph Gunner	276,875	-	-	221	-	221	-	221
Issuance of common stock to MSK	292,867	-	-	234	-	234	-	234
Deemed dividend related to down round provison of Assumed Warrants	-	-	-	912	-	912	-	912
Issuance of common stock to employees	98,670	-	-	135	-	135	-	135
Balance, September 30, 2023	5,916,849	$1	-	$162,097	$(173,201)	$(11,103)	$-	$(11,103)

	Class A Common			Additional		Total FOXO		Total
	Stock		Treasury	Paid-	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Stock	In-Capital	Deficit	Deficit	Interest	Deficit

Balance, December 31, 2023	7,646,032	$1	-	$162,959	$(177,060)	$(14,100)	$-	$(14,100)
Net loss to common stockholders	-	-	-	-	(2,160)	(2,160)	-	(2,160)
Stock-based compensation	(667)	-	-	103	-	103	-	103
Shares issued under KR8 Agreement	1,300,000	-	-	378	-	378	-	378
Shares issued under Corporate Development and Advisory Agreement	450,000	-	-	153	-	153	-	153
Shares issued to MSK under Shares for Services Agreement	511,027	-	-	-	-	-	-	-
Shares issued to employee	53,202	-	-	16	-	16	-	16
Warrants issuable for finder’s fees	-	-	-	17	-	17	-	17
Deemed dividends from trigger of down round provisions and extension of Assumed Warrants	-	-	-	656	-	656	-	656
Balance, March 31, 2024	9,959,594	1	-	164,282	(179,220)	(14,937)	-	(14,937)
Net loss to common stockholders	-	-	-	-	(2,473)	(2,473)	-	(2,473)
Noncontrolling interest	-	-	-	-	-	-	(1)	(1)
Stock-based compensation	(1,667)	-	-	68	-	68	-	68
Shares issuable under terms of note payable	-	-	-	28	-	28	-	28
Shares issued to LGH under terms of note payable	200,000	-	-	57	-	57	-	57
Shares issued for legal settlement	1,119,893	-	-	286	-	286	-	286
Warrants issuable for finder’s fees	-	-	-	43	-	43	-	43
Shares issuable for Myrtle acquisition	-	-	-	235	-	235	-	235
Shares issuable to institutional investors under terms of senior note payable	-	-	-	255	-	255	-	255
Noncontrolling interest	-	-	-	-	-	-	(38)	(38)
Deemed dividends from trigger of down round provisions of Assumed Warrant	-	-	-	310	-	310	-	310
Balance, June 30, 2024	11,277,820	$1	-	$165,564	$(181,693)	$(16,128)	$(39)	$(16,167)
Net loss to common stockholders	-	-	-	-	(2,034)	(2,034)	-	(2,034)
Noncontrolling interest	-	-	-	-	-	-	(7)	(7)
Stock-based compensation	(10,000)	-	-	(93)	-	(93)	-	(93)
Shares issuable for extensions of notes payable	-	-	-	24	-	24	-	24
Shares issuable for corporate development and advisory services	-	-		393		393		393
Shares issuable to finder for financial and strategic advisory services	-	-	-	165	-	165	-	165
Shares issued for legal settlement	221,350	-	-	29	-	29	-	29
Warrants issuable for finder’s fees	-	-	-	2	-	2	-	2
Shares issued for Myrtle acquisition	1,023,629	-	-	-	-	-	-	-
Shares issued to institutional investors under terms of senior note payable	1,108,755	-	-	-	-	-	-	-
Shares issuable to finder in lieu of finder’s warrants and fees	-			47	-	47	-	47
Noncontrolling interest	-	-	-	-	-	-	-	-
Deemed dividends from trigger of down round provisions of Assumed Warrant	-	-	-	88	-	88	-	88
Balance, September 30, 2024	13,621,554	$1	-	$166,218	$(183,727)	$(17,508)	$(46)	$(17,554)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

FOXO TECHNOLOGIES INC. and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,621)	$(22,592)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	796	1,251
Loss from PIK Note Amendment and 2022 Debenture Release	-	3,521
Stock-based compensation	94	361
Amortization of consulting fees paid in common stock	502	2,221
Impairment of intangible assets and cloud computing arrangements	-	2,633
Loss on investment	100	-
Change in fair value of warrants	(1)	(244)
PIK Interest	768	419
Amortization of debt discounts and issue costs	696	448
Other	-	100
Changes in operating assets and liabilities:
Accounts receivable	687	-
Supplies	(8)	182
Prepaid expenses and consulting/advisory fees	(87)	1,835
Change in right-of-use lease assets	(1,417)	-
Other current assets	4	3
Reinsurance recoverables	-	18,573
Accounts payable, including related party payables	1,507	1,806
Accrued and other liabilities	(432)	1,891
Policy reserves	-	(18,573)
Change in right-of-use lease liabilities	1,417	-
Net cash used in operating activities	(995)	(6,165)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from purchases of Myrtle and RCHI	14	-
Net cash provided by investing activities	14	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable to RHI	(904)	-
Proceeds from private placements of common stock	-	744
Cash received from promissory notes	1,981	247
Payments under accounts receivable sales agreements	(100)	-
Deferred offering costs	-	(299)
Net cash provided by financing activities	977	692
Net change in cash and cash equivalents	(4)	(5,473)
Cash and cash equivalents at beginning of period	38	5,515
Cash and cash equivalents at end of period	$34	$42

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 1 DESCRIPTION OF BUSINES

FOXO Technologies Inc. (“FOXO” or the “Company”), formerly known as Delwinds Insurance Acquisition Corp. (“Delwinds”), a Delaware corporation, was originally formed in April 2020 as a publicly traded special purpose company for the purpose of effecting a merger, capital stock exchange, asset acquisition, reorganization, or similar business combination involving one or more businesses. FOXO is commercializing epigenetic biomarker technology to support groundbreaking scientific research and disruptive next-generation business initiatives. The Company applies automated machine learning and artificial intelligence (“AI”) technologies to discover epigenetic biomarkers of human health, wellness and aging and, with the acquisitions of Myrtle Recovery Centers, Inc. (“Myrtle”), a Tennessee corporation, effective on June 14, 2024, and Rennova Community Health, Inc. (“RCHI”), a Florida corporation, and its wholly owned subsidiary, Scott County Community Hospital, Inc. (“SCCH”), a Tennessee corporation, on September 10, 2024, the Company offers behavioral health services, including substance abuse treatment and it operates a critical access designated hospital in Oneida, Tennessee. The acquisitions of Myrtle and RCHI are more fully discussed in Note 5.

Segments

The Company manages and classifies its business into two reportable business segments: (i) Healthcare; and (ii) Labs and Life. Previously, Labs and Life were treated as separate segments, however, with the acquisition of Myrtle in June 2024, the Company’s operational focus shifted such that it was appropriate to combine its Labs and Life segments during the second quarter of 2024 and to operate Myrtle, RCHI and SCCH under the Company’s recently formed Healthcare segment. SCCH is doing business as Big South Fork Medical Center (“BSF”).

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

Following the Closing, FOXO became a holding company whose wholly-owned subsidiary, FOXO Technologies Operating Company, conducted all of the core business operations. FOXO Technologies Operating Company maintains its two wholly-owned subsidiaries, FOXO Labs Inc. and FOXO Life, LLC. FOXO Labs maintains a wholly-owned subsidiary, Scientific Testing Partners, LLC, while FOXO Life Insurance Company was a wholly-owned subsidiary of FOXO Life, LLC. On February 3, 2023, the Company sold FOXO Life Insurance Company as more fully discussed in Note 14. On June 14, 2024 and September 10, 2024, FOXO acquired Myrtle and RCHI, respectively, as more fully discussed in Note 5.

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

The Company’s history of losses requires management to critically assess its ability to continue operating as a going concern. For the nine months ended September 30, 2024, and 2023, the Company incurred net losses to common stockholders of $6,667 and $25,970, respectively. As of September 30, 2024, the Company had a working capital deficit and a total stockholders’ deficit of $31,439 and $17,554, respectively, and cash of $995 and $6,165 was used by operating activities for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had $34 of available cash and cash equivalents.

The Company’s ability to continue as a going concern is dependent on generating revenue, raising additional equity or debt capital, reducing losses and improving future cash flows. The Company will continue ongoing capital raise initiatives and has demonstrated previous success in raising capital to support its operations, including the private placements and debt financings.

During the first quarter of 2023, the Company completed the sale of FOXO Life Insurance Company in order to gain access to the cash held as statutory capital and surplus at FOXO Life Insurance Company, which we used to fund a portion of our operations during 2023. On June 14, 2024 and September 10, 2024, the Company completed the acquisitions of Myrtle and RCHI, respectively, which are more fully discussed in Note 5. In addition, to fund our operations, we continue to (i) pursue additional avenues to capitalize the Company, (ii) pursue additional strategic operating companies, and (iii) commercialize our products to generate revenue.

See Note 10 for information on promissory notes payable issued during the nine months ended September 30, 2024.

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

On July 10, 2024, the Company received an official notice of noncompliance from NYSE stating that the Company is not in compliance with Section 1003(a)(ii) of the Company Guide since it reported stockholders’ deficit of $16,167 as of June 30, 2024, and losses from continuing operations and/or net losses in its three most recent fiscal years ended December 31, 2023. The Company is now subject to the procedures and requirements set forth in Section 1009 of the Company Guide.

On June 12, 2023, the Company received an official notice of noncompliance from NYSE Regulation stating that the Company is below compliance with Section 1003(a)(i) in the NYSE American Company Guide since the Company reported stockholders’ deficit of $30 at March 31, 2023, and losses from continuing operations and/or net losses in its two most recent fiscal years ended December 31, 2022. As required by the notice, on July 12, 2023, the Company submitted a compliance plan (the “Plan”) to NYSE advising of actions it has taken or will take to regain compliance with the NYSE American continued listing standards by December 12, 2024, and if NYSE accepts the Plan, the Company will have until December 12, 2024 to comply with the Plan. Should the Plan not be accepted, NYSE will seek further clarification of the corrective actions. If the Company is unable to comply with the Plan, then it may make it more difficult for the Company to raise capital and the Company will be delisted in the event it is unable to cure the noncompliance by December 12, 2024.

Senior PIK Notes

On September 20, 2022, the Company issued to certain investors 15% Senior Promissory Notes (the “Senior PIK Notes”) in an aggregate principal amount of $3,457, each with a maturity date of April 1, 2024 (the “Maturity Date”). Pursuant to the terms of the Senior PIK Notes, commencing on November 1, 2023, and on each one-month anniversary thereof, the Company is required to pay the holders of the Senior PIK Notes an equal amount until their outstanding principal balance has been paid in full on the Maturity Date, or, if earlier, upon acceleration or prepayment of the Senior PIK Notes in accordance with their terms. The Company failed to make the payments due on November 1, 2023 and on each one-month anniversary thereof, which constitutes an event of default under the Senior PIK Notes. The Senior PIK Notes and the event of default are more fully discussed in Note 10. On October 18, 2024, the Company entered into Amendment No. 1 to the Senior PIK Notes (the “PIK Notes Amendment No. 1”). Under the PIK Notes Amendment No.1, which is more fully discussed in Notes 10 and 17, the Senior PIK Notes will be automatically exchanged for the Company’s cumulative convertible redeemable preferred stock to be designated as Series B Preferred Stock (“Series B Preferred Stock”), upon receipt of shareholder approval.

The Company can provide no assurance that these actions will be successful or that additional sources of financing will be available on favorable terms, if at all. As such, until additional equity or debt capital is secured and the Company begins generating sufficient revenue and operating cash flows, there is substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the issuance of these unaudited condensed consolidated financial statements. As a result of the Company’s acquisition of RCHI on September 10, 2024, the Company believes it will be able to fund its operations until the second quarter of 2025. In any event, if the Company is unable to fund its operations, it will be required to evaluate further alternatives, which could include further curtailing or suspending its operations, selling the Company, dissolving and liquidating its assets or seeking protection under the bankruptcy laws. A determination to take any of these actions could occur at a time that is earlier than when the Company would otherwise exhaust its cash resources.

The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting, and thus the accompanying unaudited condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2023 and the notes thereto. The consolidated balance sheet data as of December 31, 2023 was derived from the audited consolidated financial statements as of that date but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments of a normal or recurring nature, which are necessary for a fair presentation of financial position, operating results and cash flows for the periods presented. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

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

COMPREHENSIVE LOSS

During the three and nine months ended September 30, 2024 and 2023, comprehensive loss was equal to the net loss amounts presented in the unaudited condensed consolidated statements of operations.

RECLASSIFICATIONS

The purchase of the intangible asset under the KR8 Agreement, which is defined and discussed in Note 11, was previously reflected as a use of cash in the investing activities of the cash flow statement with the corresponding accrued liability reflected in the operating activity section of the cash flow statement. These amounts have been reclassified to the supplemental cash flow information presented in Note 17. The following table presents the effects of the reclassifications for the periods presented:

	Six Months Ended
	June 30, 2024

	As Previously Presented	Adjusted	As Revised
Net cash provided by (used in) operating activities	$551	$(2,122)	$(1,571)
Net cash used in investing activities	(2,381)	2,122	(259)
Net change in cash	$(1,830)	$-	$(1,830)

Non-cash related party payable for purchase of intangible asset	$-	$2,122	$2,122

	Three Months Ended
	Marh 31, 2024

	As Previously Presented	Adjusted	As Revised
Net cash provided by (used in) operating activities	$1,716	$(2,122)	$(406)
Net cash used in investing activities	(2,122)	2,122	-
Net change in cash	$(406)	$-	$(406)

Non-cash related party payable for purchase of intangible asset	$-	$2,122	$2,122

In addition, certain items in the 2023 financial statements have been reclassified for comparison purposes.

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

REVENUE RECOGNITION POLICY

The Company recognizes revenue in accordance with ASC, “Revenue from Contracts with Customers (Topic 606),” including subsequently issued updates. Under the accounting guidance, revenues are presented net of estimated contractual allowances and estimated implicit price concessions.

The Company has recorded minor amounts of revenues from its Labs and Life segment during the three and nine months ended September 30, 2024 and 2023. Presently, its healthcare segment consists of the operations of Myrtle from its acquisition date of June 14, 2024, and of RCHI from its acquisition date of September 10, 2024.

Myrtle’s revenues relate to contracts with patients in which its performance obligations are to provide behavioral health care services to its patients. Revenues are recorded during the period its obligations to provide health care services are satisfied. Myrtle’s performance obligations for inpatient services are generally satisfied over periods averaging approximately 7 to 28 days depending on the service line, and revenues are recognized based on charges incurred. The contractual relationships with patients, in most cases, also involve third-party payers and the transaction prices for the services provided are dependent upon the terms provided by or negotiated with the third-party payers. The payment arrangements with third-party payers for the services Myrtle provides to its patients typically specify payments at amounts less than its standard charges. Services provided to patients are generally paid at prospectively determined rates per diem.

RCHI’s revenues relate to contracts with patients of BSF in which its performance obligations are to provide health care services to the patients. Revenues are recorded during the period its obligations to provide health care services are satisfied. Its performance obligations for inpatient services are generally satisfied over periods averaging approximately three days, and revenues are recognized based on charges incurred. Its performance obligations for outpatient services, including emergency room-related services, are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, Medicaid, managed care health plans and commercial insurance companies) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payers. The payment arrangements with third-party payers for the services it provides to the related patients typically specify payments at amounts less than our standard charges. Medicare, because of BSF’s designation as a critical access care hospital, generally pays for inpatient and outpatient services at rates related to the hospital’s costs. Services provided to patients having Medicaid coverage are generally paid at prospectively determined rates per discharge, per identified service or per covered member. Agreements with commercial insurance carriers, managed care and preferred provider organizations generally provide for payments based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates.

Management continually reviews the contractual estimation process to consider the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals. Under the revenue recognition accounting guidance, revenues are presented net of estimated contractual allowances and estimated implicit price concessions. The healthcare segment’s net revenues are based upon the estimated amounts it expects to be entitled to receive from third-party payers and patients based, in part, on Medicare and Medicaid rates as discussed above as for each of Myrtle and BSF. The healthcare segment also records estimated implicit price concessions related to uninsured accounts to record self-pay revenues at the estimated amounts it expects to collect.

The collection of outstanding receivables is the healthcare segment’s primary source of operating cash and is critical to its operating performance. The primary collection risks relate to patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and copayments) remain outstanding. Implicit price concessions relate primarily to amounts due directly from patients. Accounts are written off when all reasonable internal and external collection efforts have been carried out. The estimates for implicit price concessions are based upon management’s assessment of historical write offs and expected net collections, business and economic conditions and other collection indicators.

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

During the three and nine months ended September 30, 2024, estimated contractual allowances and implicit price concessions of $4,047 and $4,137, respectively, have been recorded as reductions to revenues and accounts receivable balances to enable the Company to record its revenues and accounts receivable at the estimated amounts it expects to collect. As required by Topic 606, after estimated contractual allowances and implicit price concessions to the health care segment’s revenues for the three and nine months ended September 30, 2024, the Company recorded healthcare net revenues of $1,188 and $1,208, respectively. Myrtle and SCCH were acquired on June 14, 2024 and September 10, 2024, respectively, thus no revenues were recorded related to the healthcare segment in the three and nine months ended September 30, 2023. The Company continues to review the provisions for contractual allowances and implicit price concessions. See Note 6.

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

Note 4 NET LOSS PER SHARE

The Company excluded the effect of 3,334 and 69,668 Management Contingent Shares outstanding and not vested as of September 30, 2024 and 2023, respectively, from the computation of basic net loss per share as the conditions to trigger the vesting of such shares had not been satisfied during the respective periods. Shares issued to the Company’s former CEO pursuant to the Management Contingent Share Plan, which are under review by the Company’s board of directors to determine if such shares should be forfeited in accordance with such plan, are included in net loss per share. See Note 16 for additional information.

The Company excluded the effects of outstanding common stock warrants and stock options from the computation of diluted net loss per share for the three and nine months ended September 30, 2024 and 2023, as applicable, as their inclusion would have been anti-dilutive because the Company was in a loss position for such periods. The Company’s warrants and stock options are more fully discussed in Note 13.

The following table sets forth the calculation of basic and diluted net loss available to common stockholders per share for the periods presented based on the weighted average number of shares of the Company’s Class A Common Stock outstanding during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss - basic and diluted	$(1,946)	$(3,660)	$(5,613)	$(22,592)
Deemed dividend related to the Exchange Offer and the extension of and trigger of down round provisions of Assumed Warrants	(88)	(912)	(1,054)	(3,378)
Net loss to common stockholders - basic and diluted	$(2,034)	$(4,572)	$(6,667)	$(25,970)
Basic and diluted weighted average number of Class A Common Stock (in thousands)	13,156	4,878	10,813	3,350
Basic and diluted net loss per share available to Class A Common Stock	$(0.15)	$(0.94)	$(0.62)	$(7.75)

The following Class A Common Stock equivalents of the Company outstanding as of September 30, 2024 and 2023 have been excluded from the computation of diluted net loss available to common stockholders per share as the effect would be antidilutive (shares in actuals):

	September 30, 2024	September 30, 2023
Public and private warrants	1,037,873	1,037,873
Assumed Warrants	4,726,514	2,007,848
Stock options	108,410	215,094
Total antidilutive shares	5,872,797	3,260,815

In addition to the Class A Common Stock equivalents listed above, the Company has entered into agreements in connection with consulting and advisory services, finder’s fees, compensatory services, legal settlement and promissory notes and extensions thereof under which it has agreed to issue shares of its common stock. These outstanding share issuances, which are more fully discussed in Notes 10, 13 and 16, are subject to NYSE or shareholder approval and are, therefore, not included in the weighted average shares outstanding during the three and nine months ended September 30, 2024.

Note 5 ACQUISITIONS AND STOCK EXCHANGE AGREEMENTS

On June 10, 2024, the Company entered into two stock exchange agreements, each with Rennova Health, Inc., a Delaware corporation (“RHI”).

Acquisition of Myrtle Under First Stock Exchange Agreement

The first agreement, as supplemented (the “Myrtle Agreement”), provided for RHI to exchange all of its equity interest in Myrtle for $500, payable in a combination of shares of the Company’s Class A Common Stock and a note payable. The closing occurred effective on June 14, 2024. The Company recorded a non-interest bearing note payable due on demand to RHI in the amount of $265 and it paid the remaining purchase price of $235 by issuing 1,023,629 shares of its Class A Common Stock to RHI on July 17, 2024. The number of shares of the Company’s Class A Common Stock issuable to RHI was determined by dividing $235 by the volume weighted average price of the Company’s Common Stock on the day prior to closing, which was $0.23 per share.

Myrtle was formed in the second quarter of 2022 to pursue opportunities in the behavioral health sector, including substance abuse treatment, initially in rural markets. Services are provided on either an inpatient, residential basis or an outpatient basis.

On August 10, 2023, Myrtle was granted a license by the Department of Mental Health and Substance Abuse Services of Tennessee to operate an alcohol and drug treatment facility in Oneida, Tennessee. The facility, which is located at BSF’s campus, commenced operations and began accepting patients on August 14, 2023. The facility offers alcohol and drug residential detoxification and residential rehabilitation treatment services for up to 30 patients. On November 1, 2023, Myrtle began accepting patients at its Nonresidential Office-Based Opiate Treatment Facility (“OBOT”). The OBOT is located adjacent to Myrtle’s alcohol and drug treatment facility in Oneida, Tennessee and complements the existing residential rehabilitation and detoxification services offered at Myrtle.

Myrtle has been granted two licenses from the Tennessee Department of Mental Health and Substance Abuse Services, effective August 1, 2024, for 12 months. The first license authorizes the provision of services for alcohol and drug residential detoxification treatment, as well as alcohol and drug residential rehabilitation treatment. The second license authorizes the provision of services for non-residential office-based opiate treatment.

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

Acquisition of RCHI and Its Subsidiary SCCH Under the Second Stock Exchange Agreement with RHI, as Amended and Restated

On June 10, 2024, the Company entered into the Stock Exchange Agreement (the “RCHI SEA”) with RCHI and RHI. On September 10, 2024, the Company entered into the Amended and Restated Stock Exchange Agreement with RCHI and RHI (the “RCHI SEA Amendment”) pursuant to which the RCHI SEA was amended to change the consideration to be received by RHI in exchange for all of the equity interests of RCHI from 20,000 shares of Series A Preferred Stock of the Company to a senior note in the principal amount of $22,000 (subject to adjustments) (the “September 10, 2024 Note”), which is secured by all of the assets of RCHI and its subsidiary, SCCH, under the Security and Pledge Agreement dated September 10, 2024 by, between, and among RHI, RCHI, and SCCH (the “Subsidiary Security Agreement”), with the Company and SCCH providing a guaranty on the September 10, 2024 Note pursuant to the Guaranty Agreement dated September 10, 2024 (the “Guaranty Agreement”) and with the Company providing a security interest in the “Collateral,” as defined in the Security and Pledge Agreement dated September 10, 2024 (the “Security Agreement”) with RHI. The September 10, 2024 Note is more fully discussed in Note 10.

As previously discussed in Note 1, RCHI’s wholly-owed subsidiary, SCCH, does business as BSF. BSF is a critical access hospital located in Oneida, Tennessee consisting of a 52,000-square foot hospital building and 6,300-square foot professional building on approximately 4.3 acres. BSF has 25 inpatient beds and a 24/7 emergency department and provides ancillary services, including laboratory, radiology, respiratory and pharmacy services. The hospital became operational on August 8, 2017 and it became designated as a critical access hospital (rural) in December 2021, retroactive to June 30, 2021.

FOXO acquired Myrtle and RCHI as synergistic opportunities to expand its operations into the healthcare sector and as a complement to its epigenetic biomarkers of human health, wellness and aging.

Appointment of Members of the Board of Directors

In connection with the acquisition of RCHI, on September 10, 2024, Mr. Seamus Lagan, a member of the board of directors and the Chief Executive Officer and Interim Chief Financial Officer of RHI, and Mr. Trevor Langley, a member of the board of directors of RHI, were appointed to the Company’s board of directors.

Lease Agreements Between Myrtle and RHI and SCCH and RHI

Myrtle entered into a lease agreement with subsidiary of RHI under which Myrtle agreed to lease facilities at BSF’s campus beginning on June 14, 2024. The lease is for a term of one year with five annual options to renew for an additional year with an initial monthly base rental amount of $35 and annual rent increases equal to the greater of 3% and the consumer price index.

On June 1, 2024, SCCH entered into a “triple net” lease agreement with a subsidiary of RHI under which SCCH agreed to lease the BSF hospital facilities. The lease is for a term of one year with five annual options to renew for an additional year with an initial monthly base rental amount of $65 and annual rent increases equal to the greater of 3% and the consumer price index.

These leases are accounted for as right-of-use assets and liabilities as more fully discussed in Note 12.

The purchase consideration payable to RHI under the terms of the Myrtle Agreement and the RCHI SEA Amendment was allocated to the net tangible and intangible assets acquired and liabilities assumed. The Company accounted for the acquisitions as business combinations under U.S. GAAP. In accordance with the acquisition method of accounting under ASC Topic 805, “Business Combinations,” (“ASC 805”), the assets acquired and liabilities assumed were recorded as of the acquisition dates, at their respective fair values and consolidated with those of the Company.

The Company will undertake valuation studies to determine the fair value of the assets acquired. The preliminary estimated fair value of the assets acquired, net of the liabilities assumed, is approximately $500 for Myrtle and $22,000 for RCHI. The excess of the purchase prices over the aggregate fair value of the tangible assets acquired and liabilities assumed is currently estimated to be $(1,869) for Myrtle and $(8,791) for RCHI, with the difference being treated as goodwill as reflected in the table below. In addition, during the measurement periods or until the valuation studies are completed, the provisional amounts used for the purchase price allocation are subject to adjustments for a period not to exceed one year from each date of acquisition. As a result, upon completion of the valuation studies, the amounts of goodwill presented below may be increased or decreased. The preliminary purchase price allocations were based, in part, on discussions with RHI.

The following table shows the preliminary allocations of the purchase prices of Myrtle and RCHI to the acquired identifiable assets acquired, and liabilities assumed on their respective acquisition dates:

	Myrtle	RCHI
Total purchase price	$500	$22,000

Tangible and Intangible assets acquired, and liabilities assumed at estimated fair value:
Cash	$6	$8
Accounts receivable, net	284	2,354
Supplies	-	202
Prepaid expenses	-	128
Property and equipment, net	221	176
Right-of-use lease assets	1,463	2,693
Accounts payable	(708)	(3,081)
Accrued expenses	(99)	(7,953)
Right-of-use lease liabilities	(1,463)	(2,693)
Note payable	(1,611)	(624)
Noncontrolling interest	38	-

Assets acquired, net of liabilities assumed	$(1,869)	$(8,791)
Goodwill	$2,369	$30,791

The total cost relating to the acquisition of Myrtle was approximately $505. This includes the $500 consideration to RHI and legal costs of approximately $5, which were expensed in June 2024. The total cost relating to the acquisition of RCHI was approximately $22,005. This includes the $22,000 consideration to RHI and legal costs of approximately $5, which were expensed as of September 30, 2024.

The following presents the unaudited pro-forma combined results of operations of the Company, Myrtle and RCHI as if the acquisitions of Myrtle and RCHI had occurred on January 1, 2023.

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net revenues	$3,041	$3,510	$9,706	$14,735
Net loss attributable to FOXO	(2,785)	(3,401)	(7,483)	(17,767)
Deemed dividends	(88)	(912)	(1,054)	(3,378)
Net loss to common stockholders	$(2,873)	$(4,313)	$(8,537)	$(21,145)

Net loss per share:
Basic and diluted net loss to common stockholders	$(0.22)	$(0.73)	$(0.74)	$(4.83)
Weighted average number of common shares outstanding during the period (in thousands):
Basic and diluted	13,334	5,902	11,553	4,374

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions of Myrtle and RCHI been completed as of January 1, 2023 or to project potential operating results as of any future date or for any future periods.

Note 6 ACCOUNTS RECEIVABLE, NET

Accounts receivable as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Accounts receivable, gross	$12,900	$-
Less:
Allowance for discounts	(9,354)	-
Allowance for doubtful accounts	(1,119)	-
Accounts receivable owed under sales agreements	(426)	-
Accounts receivable, net	$2,001	$-

Accounts Receivable Sales Agreements

At September 30, 2024, SCCH owed an aggregate of $426 of its accounts receivable under four accounts receivable sales agreements, including $91 that is owed under the terms of one of the sales agreements that is in default.

Note 7 PROPERTY AND EQUIPMENT, NET

Property and equipment, net as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023

Leasehold improvements	$180	$-
Furniture and fixtures	133	-
Computer equipment	78	37
Software	6	-
Medical equipment	37	-
	434	37
Less accumulated depreciation	(47)	(23)
Property and equipment, net	$387	$14

Property and equipment are depreciated on a straight-line basis over their respective lives. Leasehold improvements are depreciated over the life of the lease and the remaining equipment and software is being depreciated over lives ranging from one to ten years. Depreciation expense on property and equipment was $17 and $5 for the three months ended September 30, 2024 and 2023, respectively, and $24 and $23 for the nine months ended September 30, 2024 and 2023, respectively.

Note 8 INTANGIBLE ASSETS AND GOODWILL

Intangible assets as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Methylation pipeline	$592	$592
Epigenetic APP	2,500	-
Less: accumulated amortization	(987)	(214)
Intangible assets, net	$2,105	$378

Amortization of the Company’s intangible assets is recorded on a straight-line basis within selling, general and administrative expenses over three years. The Company recognized amortization expense of intangible assets of $257 and $70 in the three months ended September 30, 2024 and 2023, respectively, and $773 and $1,228 in the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2023, the Company recorded impairment losses of $2,633 for its digital insurance platform and its underwriting API and longevity API as more fully discussed in Note 4 to its consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023.

The Company’s Epigenetic APP intangible asset was acquired from KR8 under the terms of a license agreement, which is more fully discussed in Note 11.

Goodwill

Goodwill was $33,160 and $0 as of September 30, 2024 and December 31, 2023, respectively. The goodwill at September 30, 2024 resulted from the acquisitions of Myrtle and RCHI, which are more fully discussed in Note 5.

Note 9 ACCRUED EXPENSES

At September 30, 2024 and December 31, 2023, accrued expenses consisted of the following:

	September 30,	December 31,
	2024	2023
Accrued payroll and related liabilities	$4,598	$-
Accrued severance	2,072	1,696
Accrued interest	621	-
Accrued legal expenses and settlements	1,945	2,260
Medicare cost report settlement reserves	2,097	-
Other accrued expenses	1,224	30
Accrued expenses	$12,557	$3,986

Accrued payroll and related liabilities included approximately $4,065 for accrued past due payroll taxes and associated penalties and interest as of September 30, 2024.

Note 10 DEBT

At September 30, 2024 and December 31, 2023, debt consisted of the following:

	September 30, 2024	December 31, 2023

Notes payable – third parties	$7,803	$4,203
Notes payable – related parties	23,762	790
Total debt	31,565	4,993
Less current portion of debt	(9,565)	(4,993)
Total debt, net of current portion	$22,000	$-

Notes Payable – Third Parties

At September 30, 2024 and December 31, 2023 notes payable with third parties consisted of the following:

	September 30, 2024	December 31, 2023

Senior PIK Notes in the principal amount of $3,458, including interest of $1,514 and $745	$4,971	$4,203
Western Note Payable	624	-
ClearThink Notes in the aggregate principal amount of $1,076, net of unamortized discounts of $106	970	-
LGH Note Payable in the principal amount of $110, net of unamortized discounts of $36	74	-
IG Note Payable in the principal amount of $175	175	-
Senior Notes Payable in the aggregate principal amount of $1,120, net of unamortized discounts of $266	854	-
1800 Diagonal Note Payable in the principal amount of $169, net of unamortized discounts of $34	135	-
Total third-party notes payable	7,803	4,203
Less current portion of third-party notes payable	(7,803)	(4,203)
Total third-party notes payable, net of current portion	$-	$-

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

PIK Note Amendment

On May 26, 2023, the Company consummated two issuer tender offers: (i) the Exchange Offer (as described in Note 13) and (ii) the Offer to Amend 15% Senior Promissory Notes and Consent Solicitation that commenced on April 27, 2023 (the “PIK Note Offer to Amend”), pursuant to which the Company offered all holders of Senior PIK Notes 0.125 shares of the Company’s Class A Common Stock for every $1.00 of the Original Principal Amount (as defined in the Senior PIK Notes) of such holder’s Senior PIK Notes, in exchange for the consent by such holder of Senior PIK Notes to amendments to the Senior Promissory Note Purchase Agreement, dated September 20, 2022, between the Company and each purchaser of Senior PIK Notes (the “PIK Note Purchase Agreement”).

Pursuant to the PIK Note Offer to Amend, the Company solicited approval from holders of Senior PIK Notes to amend the PIK Note Purchase Agreement to permit the following issuances by the Company of its Class A Common Stock and Common Stock Equivalents (as defined in the PIK Note Purchase Agreement), without prepaying the Senior PIK Notes: (i) the issuance of shares of the Company’s Class A Common Stock in connection with the PIK Offer Note Offer to Amend, (ii) the issuance of shares of the Company’s Class A Common Stock in connection with the Exchange Offer (as defined in Note 13), (iii) the issuance of shares of the Company’s Class A Common Stock or Common Stock Equivalents (as defined in the PIK Note Purchase Agreement) in connection with the 2022 Bridge Debenture Release (defined in Note 13), (iv) the issuance of shares of the Company’s Class A Common Stock or Common Stock Equivalents (as defined in the PIK Note Purchase Agreement) in (a) a private placement of the Company’s equity, equity-linked or debt securities resulting in gross proceeds to the Company no greater than $5 million (a “Private Placement”) and/or (b) a registered offering of the Company’s equity, equity-linked or debt securities resulting in gross proceeds to the Company no greater than $20 million (a “Public Financing”); provided that (A) the proceeds of a Private Placement resulting in gross proceeds to the Company of at least $2 million are used by the Company to prepay not less than 25% of the Outstanding Principal Balance (as defined in the Senior PIK Notes) as of the date of prepayment on a pro rata basis upon the closing of such Private Placement, and (B) the proceeds of a Public Financing resulting in gross proceeds to the Company of at least $10 million are used by the Company to prepay all of the Outstanding Principal Balance as of the date of prepayment upon the closing of such Public Financing, and (v) the issuance of shares of the Company’s Class A Common Stock or Common Stock Equivalents (as defined in the PIK Note Purchase Agreement) as private placement additional consideration (collectively, the “PIK Note Amendment”).

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

As noted, the Senior PIK Notes are currently in default and the Company has not had the financial ability to correct this default. To resolve the default of the Senior PIK Notes and transition the Senior PIK Note debt to equity in the Company to improve shareholder equity and comply with NYSE continued listing requirements, the Company asked the Senior PIK Note holders to consider certain amendments to their Notes. On October 18, 2024, the Company received the approval of over 50.01% of the holders of the Senior PIK Notes based on the Aggregate Original Principal Amount (as defined in the Senior PIK Notes) to enter into the PIK Notes Amendment No.1, under which the Senior PIK Notes would be exchanged for the Company’s Series B Preferred Stock. The PIK Notes Amendment No. 1 is more fully discussed in Note 18.

As of September 30, 2024 and December 31, 2023, the Company has recorded the $4,971 and $4,203 balance of the Senior PIK Notes, respectively, as current liabilities based on the monthly installments payment schedule. For the three and nine months ended September 30, 2024, the Company recognized $264 and $768, respectively, of contractual interest expense on the Senior PIK Notes. For the three and nine months ended September 30, 2023, the Company recognized $140 and $275, respectively, of contractual interest expense on the Senior PIK Notes; and $354 and $448, respectively, related to the amortization of debt issuance costs on the Senior PIK Notes. The amortization of debt issuance costs included $256 of unamortized debt issuance costs at the time of the PIK Note Amendment. The debt issue costs for the Senior PIK Notes were fully amortized as of June 30, 2023.

Western Note Payable

Promissory note payable to Western Healthcare, LLC (the “Western Note Payable”) owed by SCCH at the time of the acquisition of RCHI. The acquisition is discussed in Note 5. As of September 30, 2024, the principal balance owed was $624. The note bears interest at a rate of 18% per annum and payments consisting of principal and interest were due no later than August 30, 2022. RCHI has not made all of the monthly installments due under the note and it is past due. RHI is a co-borrower under the terms of the Western Note Payable.

Notes Payable to ClearThink Capital Partners, LLC

During the nine months ended September 30, 2024, the Company issued four promissory notes to ClearThink Capital Partners, LLC (“ClearThink”). On January 3, 2024, the Company issued ClearThink a promissory note in the principal amount of $75. The note was issued with a $25 original issue discount and matures on January 3, 2025. On January 30, 2024, the Company issued ClearThink a promissory note in the principal amount of up to $750. The note was issued with a $250 original issue discount and matures on January 30, 2025. On May 15, 2024, the Company issued ClearThink a promissory note in the principal amount of $300. The note was issued with a $100 original issue discount and matured on August 14, 2024. On August 16, 2024, the note was extended until September 30, 2024. Under the August 16, 2024 extension, the Company agreed to issue to ClearThink 100,000 shares of its Class A Common Stock valued at $16, to increase the principal amount of the note by $50 and to apply an annual interest rate of 22% back to the original date of the investment. (On October 11, 2024, the May 15, 2024 note was extended to November 30, 2024 as more fully discussed in Note 18.) On August 16, 2024, the Company issued ClearThink a promissory note in the principal amount of $40 that matures on November 16, 2024. The note was issued with a $13 original issue discount.

The January 3, 2024, January 30, 2024, May 15, 2024 and August 16, 2024 notes are referred to collectively as the “ClearThink Notes.” The January 3, 2024, January 30, 2024 and August 16, 2024 notes have interest rates of 12% per annum (22 – 24% after the occurrence of an Event of Default, as defined in the ClearThink Notes). The May 15, 2024 note originally did not bear interest but as amended has an interest rate of 22% as discussed above. 10% of all future purchase notices from the Strata Purchase Agreement with ClearThink, which is more fully discussed in Note 13, must be directed toward repayment of the ClearThink Notes until they are paid in full. The May 15, 2024 promissory note is convertible into shares of common stock, but only in the event of a default. The Events of Default for the ClearThink Notes include: failure to pay amounts owed under the ClearThink Notes, uncured breach of covenants, breach of representations and warranties, bankruptcy, delisting of the Company’s Class A Common Stock from exchange or OTC Markets, failure to comply with reporting under the Exchange Act, cessation of operations, restatement of financial statements or cross-default of any other agreement with ClearThink, among others.

Funding of the ClearThink Notes occurred on various dates during the period January 4, 2024 through August 16, 2024. During the nine months ended September 30, 2024, the Company received net cash proceeds of $656. During the three and nine months ended September 30, 2024, the Company recorded interest expense of $246 and $460, respectively, on the ClearThink Notes, including amortization of debt discounts of $192 and $379, respectively. The Company incurred finder’s fees due in cash and common stock warrants pursuant to a Finder’s Fee Agreement, which is more fully discussed below. The Company recorded the fair value of the warrants issuable to the finder in connection with the ClearThink Notes of $48 as debt discounts and additional paid-in-capital and it recorded the cash Finder’s Fees of $29 as additional debt discounts on the ClearThink Notes. The balance of the ClearThink Notes at September 30, 2024 was $970 and was net of unamortized discounts of $106.

Securities Purchase Agreement Dated April 28, 2024 With LGH Investments

On April 28, 2024, the Company entered into a Securities Purchase Agreement with LGH Investments, LLC, a Wyoming limited liability company (“LGH”), pursuant to which the Company issued to LGH a convertible, non-interest bearing promissory note in the principal amount of $110 and received cash proceeds of $100 (the “LGH Note Payable”) and issued 200,000 shares of its Class A Common Stock as inducement shares to LGH. The note was convertible into 366,666 shares of the Company’s Class A Common Stock, which was based on a conversion price of $0.30 per share, subject to a beneficial ownership limitation of 4.99%. (On October 29, 2024, the conversion price was reduced as more fully discussed in Note 18.) The LGH Note Payable, which matures nine-months from the closing date, was issued with a 10% (or $10) original issue discount and a one-time 10% interest charge of $11, which the Company accrued. The value of the 200,000 inducement shares that the Company issued to LGH in April 2024 per the terms of the note, of $57, was recorded as additional debt discount. In addition, the Company recorded the fair value of the warrants issuable to the finder under the Finder’s Fee Agreement of $7 as debt discounts and additional paid-in-capital and it recorded the cash payable to the finder of $7 as additional debt discounts on the LGH Note Payable. The Company recorded interest expense, including the amortization of the debt discounts, of $27 and $56 during the three and nine months ended September 30, 2024, respectively. The balance of the LGH Note Payable at September 30, 2024 was $74 and was net of discounts of $36.

Securities Purchase Agreement Dated April 30, 2024 With IG Holdings, Inc.

On April 30, 2024, the Company entered into a Securities Purchase Agreement with IG Holdings, Inc., an Arizona corporation (“IG”), pursuant to which the Company issued IG a promissory note in the principal amount of $150 and received cash proceeds of $100 (the “IG Note Payable”) and the Company agreed to issue 100,000 shares of its Class A Common Stock as inducement shares to IG. The IG Note Payable was issued with a $50 original issue discount. The IG Note Payable is convertible into shares of the Company’s Class A Common Stock upon an event of default, as defined in the agreement. Interest accrues at the rate of 22% per annum, among other penalties, upon an event of default. The IG Note Payable, which initially matured three-months from the closing date was extended on August 16, 2024 to a maturity date of September 30, 2024 under the terms of an amendment. Also, under the terms of the amendment, the Company agreed to issue to IG 50,000 shares of its Class A Common Stock valued at $8, to increase the principal amount of the note by $25 and to apply an annual interest rate of 22% back to the original date of the investment. The value of the 100,000 inducement shares that were issuable to IG per the original terms of the note and 50,000 shares of the Company’s Class A Common Stock that were issuable per the terms of the amendment to extend the maturity date to September 30, 2024, of $28 and $8, respectively, were recorded as additional debt discount. (These shares were issued by the Company effective October 27, 2024.) In addition, the Company recorded the fair value of the warrants issuable to the finder under the Finder’s Fee Agreement of $7 as debt discount and additional paid-in-capital and it recorded the cash payable to the finder of $7 as additional discount on the IG Note Payable. The Company recorded interest expense, including the amortization of the debt discounts, of $80 and $141, during the three and nine months ended September 30, 2024, respectively. The balance of the IG Note Payable at September 30, 2024 was $175. All discounts were fully amortized as of September 30, 2024. As more fully discussed in Note 18, the full balance of the IG Note Payable was converted into shares of the Company’s Class A Common Stock during the period November 1, 2024 to November 15, 2024.

Finder’s Fee Agreement

Under the terms of a Finder’s Fee Agreement dated October 9, 2023, the Company was obligated to pay the finder a cash fee equal to 3 to 7% of the gross proceeds received by the Company from the ClearThink Notes, the LGH Note Payable and the IG Note Payable and to issue to the finder 5-year warrants to purchase shares of the Company’s Class A Common Stock equal to 7% warrant coverage based on the gross proceeds received by the Company from third-party investors introduced to the Company by the finder with an exercise price per share equal to 110% of the gross proceeds (as defined in the Finder’s Fee Agreement) or the public market closing price of the Company’s Class A Common Stock on the date of the funding, whichever is lower, subject to anti-dilutive price protection and participating registration rights. As a result of the issuances of the ClearThink Notes, the LGH Note Payable and the IG Note Payable, the Company was obligated to issue warrants as finder’s fees. The warrants are more fully discussed in Note 13. The Finder’s Fee Agreement was amended on August 22, 2024 as more fully discussed in Note 13.

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

The closings of the SPA (each a “Closing,” or, together, the “Closings”) are as follows:

●	As more fully discussed below, on the Initial Closing Date (as defined below), the Purchaser purchased $840 in principal amount of the Senior Notes Payable. In addition, as required the Company issued to the Purchaser an aggregate of 1,108,755 shares of the Company’s Class A Common Stock representing 9.99% of the outstanding shares of its Class A Common Stock on the Initial Closing Date. The Company issued the 1,108,755 shares on July 17, 2024.

●	Upon the filing of a preliminary proxy statement or information statement with the SEC relating to the approval by the Company’s stockholders of an agreement by the Company to acquire the shares of common stock of RCHI from RHI, and all transactions contemplated thereby (the “Acquisition”), the Purchaser purchased an aggregate of $280 in principal amount of the Senior Notes Payable as more fully discussed below.

●	Upon the closing of the Acquisition, the Purchasers agreed to purchase up to an aggregate of $1,120 in principal amount of the Senior Notes Payable. However, the Purchaser or Purchasers have not yet purchased these additional notes due to conditions in the SPA that have not been met. The terms of the Acquisition were amended as more fully discussed in Note 5.

●	Upon the filing of a registration statement by the Company with the SEC relating to the resale by the Purchasers (and any affiliates) of all shares of the Company’s Class A Common Stock beneficially owned by each Purchaser (and any affiliate) the Purchasers will purchase up to an aggregate of $560 in principal amount of the Senior Notes Payable. The Purchaser or Purchasers have not yet purchased these notes because the conditions for funding have not been fully met.

Each Closing is subject to additional conditions as disclosed in the SPA.

On June 14, 2024 (the “Initial Closing Date”), pursuant to the SPA, the Company issued a Senior Note Payable in the principal amount of $840 to the Purchaser and it received cash proceeds of $750. The Senior Note Payable matures on June 14, 2025. The principal amount of the Senior Note Payable is the subscription amount multiplied by 1.12 which represents a 12% (or $90) original issuance discount. The Senior Note Payable does not accrue any interest except for in the event of an Event of Default (as defined in the Note) upon which it will accrue interest at 18% per annum. The Company recorded the $90 original issue discount and the value of the 1,108,755 shares of its Class A Common Stock issuable in connection with the Senior Note Payable of $255 as debt discounts. The Company recorded interest expense resulting from the amortization of the debt discounts of $88 and $104 during the three and nine months ended September 30, 2024. The balance of the Senior Note Payable at September 30, 2024 was $599, which was net of debt discounts of $241.

Under the terms of the SPA as discussed above, on August 1, 2024, the Company issued a Senior Note Payable in the principal amount of $280 to the Purchaser and it received cash proceeds of $250. The Senior Note Payable matures on July 31, 2025. The principal amount of the Senior Note Payable is the subscription amount multiplied by 1.12 which represents a 12% (or $30) original issuance discount. The Senior Note Payable does not accrue any interest except for in the event of an Event of Default (as defined in the Note) upon which it will accrue interest at 18% per annum. The Company recorded interest expenses resulting from the amortization of the debt discount of $5 during the three and nine months ended September 30, 2024. The balance of the Senior Note Payable at September 30, 2024 was $255, which was net of debt discounts of $25.

The Senior Notes Payable provide the Purchaser with rights upon a Fundamental Transaction (as defined in the Senior Notes Payable) such as assumption rights of the Successor Entity (as defined in the Senior Note Payable). The Senior Notes Payable also provide the Purchaser an exchange right upon the issuance of preferred stock, including the Series A Preferred Stock (except in connection with the Acquisition) and mandatory redemption rights. There is also an optional prepayment of the Senior Notes Payable provided to the Company of 100% of the Senior Notes Payable amount. The $840 Senior Note Payable is guaranteed by RHI.

1800 Diagonal Lending LLC Note Payable

On July 22, 2024, the Company issued a promissory note to 1800 Diagonal Lending LLC (the “1800 Diagonal Note”) in the principal amount of $169, which included a one-time interest amount of $18 (12% of the original principal amount of $151), which was recorded as a debt discount) and it received cash of $125. The note was issued with a $20 original issue discount and matures on May 22, 2025. The note bears interest at a rate of 22% upon an Event of Default, as defined in the note and is convertible into shares of common stock, but only in the Event of a Default. Repayment of the 1800 Diagonal Note is due in five monthly payments. The first monthly payment is due on January 22, 2025 in the amount of $85 and the four subsequent monthly payments due are $21 each. The 1800 Diagonal Note may be prepaid anytime within the first 180 days of issuance at a discounted rate of 97% of the outstanding balance. The Company recorded interest expense resulting from the amortization of debt discounts of $10 during the three and nine months ended September 30, 2024. As of September 30, 2024, the balance of the 1800 Diagonal Note was $135, which was net of debt discounts of $34.

Notes Payable – Related Parties

At September 30, 2024 and December 31, 2023 notes payable with related parties consisted of the following:

	September 30, 2024	December 31, 2023

Poole Note, dated September 19, 2023	$247	$247
Additional Poole Note	43	43
Sponsor loan	500	500
Note payable to RHI for the acquisition of Myrtle	265	-
Note payable to RHI in connection with the acquisition of Myrtle in the original principal amount of $1,611	707	-
September 10, 2024 Note to RHI for the acquisition of RCHI	22,000	-
Total related parties’ notes payable	23,762	790
Less current portion of related parties’ notes payable	(1,762)	(790)
Total related parties’ notes payable, net of current portion	$22,000	$-

Poole Note

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

Additional Poole Note

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

Note Payable to RHI In Connection with Myrtle Acquisition

Note payable to RHI dated June 13, 2024, in the original principal amount of $1,611 owed by Myrtle to RHI at the time of the acquisition of Myrtle. The acquisition is more fully discussed in Note 5. The note is non-interest bearing, except if not paid by the maturity date of December 31, 2024, in which case the note will bear interest at 18% per annum. The note may be increased for any subsequent borrowings made by Myrtle from RHI. During the three months ended September 30, 2024, the Company has repaid $904 leaving a principal balance of $707 on September 30, 2024.

September 10, 2024 Note to RHI In Connection with the RCHI Acquisition

In connection with the acquisition of RCHI, which is more fully discussed in Note 5, RCHI issued the September 10, 2024 Note. The September 10, 2024 Note matures on September 10, 2026 and accrues interest on any outstanding principal amount at an interest rate of 8% per annum for the first six months increasing to 12% per annum after six months until maturity. After maturity, the default interest rate will be 20% per annum until the September 10, 2024 Note is paid in full. The September 10, 2024 Note requires principal repayments equal to 10% of the free cash flow (net cash from operations less capital expenditures) from RCHI. Payments will be one month in arrears. The September 10, 2024 Note is required to be reduced by payment of 25% of any net proceeds from equity capital raised by the Company. The September 10, 2024 Note is secured by the assets of RCHI and SCCH and guaranteed by the Company and SCCH under the Guaranty Agreement and Security Agreement, respectively.

Note 11 RELATED PARTY TRANSACTIONS

In addition to the transactions discussed in Notes 5, 10, 12, 16 and 18, the Company had the following related party activity during the three and nine months ended September 30, 2024 and 2023:

Consulting Agreement

In April 2022, the Company executed a consulting agreement (the “Consulting Agreement”) with an individual (the “Consultant”) considered to be a related party of the Company as a result of his investment in 2021 Bridge Debentures. The Consulting Agreement, which expired in April 2023, had a minimum term of twelve months, over which the Consultant was to provide services that included, but were not limited to, advisory services relating to the implementation and completion of the Business Combination. The Company determined that all compensation costs related to the Consulting Agreement, including both cash and equity fee paid in 2022, represented remuneration for services to be rendered evenly over the contract term. Thus, all such costs were initially recorded at fair value as prepaid consulting fees in the consolidated balance sheet and were being recognized as selling, general and administrative expenses in the unaudited condensed consolidated statement of operations on a straight-line basis over the term of the contract. For the three and nine months ended September 30, 2023, $0 and $2,676 of expense was recognized related to the Consulting Agreement, respectively.

Management, License and Maintenance Fees Under the KR8 Agreement

On October 29, 2023, the Company entered into a Letter Agreement with KR8 to develop a Direct-to-Consumer APP (iOS and Android) combining its AI Machine Learning technology to provide a commercial application of FOXO’s epigenetic biomarker technology as a subscription consumer engagement platform. Effective January 12, 2024, the Letter Agreement was replaced with the Master Software and Services Agreement between the Licensor and the Company (the “KR8 Agreement”). The Company’s Interim CEO, Mark White, and Interim CFO, Martin Ward, each are equity owners of the Licensor. Under the KR8 Agreement, the Licensor granted to the Company a limited, non-sublicensable, non-transferable perpetual license to use the “Licensor Products,” which are listed in Exhibit A to the KR8 Agreement, to develop, launch and maintain license applications based upon the Company’s epigenetic biomarker technology and software to develop an AI machine learning Epigenetic APP to enhance health, wellness and longevity. The territory of the KR8 Agreement is solely within the U.S., Canada and Mexico.

Under the KR8 Agreement, the Company agreed to pay to the Licensor an initial license and development fee of $2,500, a monthly maintenance fee of $50 and an ongoing royalty equal to 15% of “Subscriber Revenues,” as defined in the KR8 Agreement, in accordance with the terms and subject to the minimums set forth in the schedules of the KR8 Agreement. The Company agreed to reimburse the Licensor for all reasonable travel and out-of-pocket expenses incurred in connection with the performance of the services under the KR8 Agreement, in addition to payment of any applicable hourly rates. If the Company fails to timely pay the “Minimum Royalty,” as defined in the KR8 Agreement, due with respect to any calendar year, the License will become non-exclusive. (Payments of certain of these amounts in cash are restricted by the terms of a legal settlement agreement, which is more fully discussed in Note 16 under the heading, “Smithline Family Trust II vs. FOXO Technologies Inc. and Jon Sabes.”)

The initial term of the KR8 Agreement commenced on the effective date of the KR8 Agreement. Unless terminated earlier in accordance with the terms, the KR8 Agreement will be perpetual. Either party may terminate the KR8 Agreement, effective on written notice to the other party, if the other party materially breaches the KR8 Agreement, and such breach remains uncured 30 days after the non-breaching party provides the breaching party with written notice of such breach, in which event, the non-breaching party will then deliver a second written notice to the breaching party terminating the KR8 Agreement, in which event the KR8 Agreement, and the licenses granted under the KR8 Agreement, will terminate on the date specified in such second notice. Either party may terminate the KR8 Agreement, effective immediately upon written notice to the other party, if the other party: (i) is unable to pay, or fails to pay, its debts as they become due; (ii) becomes insolvent, files or has filed against it, a petition for voluntary or involuntary bankruptcy or otherwise becomes subject, voluntarily or involuntarily, to any proceeding under any domestic or foreign bankruptcy or insolvency law; (iii) makes or seeks to make a general assignment for the benefit of its creditors; or (iv) applies for or has appointed a receiver, trustee, custodian, or similar agent appointed by order of any court of competent jurisdiction to take charge of or sell any material portion of its property or business.

The Company may terminate the Agreement at any time upon 90 days’ notice to the Licensor provided that, as a condition to such termination, the Company immediately ceases using any Licensor Products. The Licensor may terminate the KR8 Agreement at any time upon 30 days’ notice to the Company if the Company fails to pay any portion of the “Initial License Fee,” as defined in the KR8 Agreement.

During the nine months ended September 30, 2024, under the terms of the KR8 Agreement, the Company issued 1,300,000 shares of its Class A Common Stock to the Licensor valued at $378 and it accrued $2,122 for the initial license and development fee. During the three and nine months ended September 30, 2024, the Company, recorded $150 and $450, respectively, for maintenance fees under the KR8 Agreement and $100 and $300, respectively, of minimum royalties. As of September 30, 2024, the Company accrued a total of $3,039 for the initial license and development fees, minimum royalties, maintenance fees, management fees and reimbursable expenses. The amounts owed to the KR8 are reflected as related parties payables and promissory notes on the September 30, 2024 and December 31, 2023 unaudited condensed consolidated balance sheets. Subsequent to September 30, 2024, the Company issued 237,037 shares of its Class A Common Stock to KR8 as partial payment of the $2,122 accrued initial license and development fee as more fully discussed in Note 18.

Management Agreement Between Myrtle and RCHI

On June 1, 2024, Myrtle and RCHI entered into a management agreement wherein RCHI agreed to provide management and consulting services to Myrtle for a management fee of $15 per month.

Services Agreement With Interim CEO

On July 25, 2024, the Company entered into a new Services Agreement with Mr. White that superseded the interim employment agreement (the “Services Agreement”). The initial term of the Services Agreement is until July 31, 2026. Pursuant to the Services Agreement, Mr. White is entitled to monthly fees of $30, which may be converted into equity at the option of both Mr. White and the Company. Mr. White is entitled to full and prompt reimbursement of all expenses incurred in connection with his service as an officer of the Company and a monthly reimbursement for the cost of leasing and insuring a vehicle with a fair market value not in excess of $80. No later than 30 days after the date of the Services Agreement, Mr. White was to be issued 2,000 shares of the Company’s Series A Preferred Stock. Issuance of the 2,000 shares of the Company’s Series A Preferred to Mr. White has been delayed as the issuance requires shareholder approval. The Series A Preferred Stock is more fully discussed in Note 18.

The Company may terminate the Services Agreement at any time without Cause (as defined in the Services Agreement), provided that the Company give written notice of termination at 60 days before the date of such termination. In which case, Mr. White is be entitled to receive the following:

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

As of September 30, 2024, the Company has accrued $90 for services provided by Mr. White.

Other Related Party Liabilities

Other related party amounts owed at September 30, 2024 included $205 to Mr. Poole for reimbursement of legal expenses that he paid on the Company’s behalf and $348 owed to a subsidiary of RHI for rent under leases that are more fully discussed in Note 5. The leases are also discussed in Note 12.

Note 12 RIGHT-OF-USE LEASE ASSETS AND LIABILITIES

As discussed in Note 5, the Company leases facilities for its Myrtle and RCHI operations under operating leases with a subsidiary of RHI. For operating leases with terms greater than 12 months, including annual options that are expected to be renewed, the Company records the related right-of-use assets and right-of-use liabilities at the present value of lease payments over the terms.

The Company uses an estimated borrowing interest rate at lease commencement as its interest rate, as its operating leases do not provide a readily determinable implicit interest rate.

The following table presents the Company’s lease-related assets and liabilities at September 30, 2024 and December 31, 2023:

	Balance Sheet Classification	September 30, 2024	December 31, 2023

Assets:

Operating leases	Right-of-use operating lease assets	$4,110	$-

Liabilities:
Current:
Operating leases	Right-of-use operating lease liabilities	$339	$-
Noncurrent:
Operating leases	Right-of-use operating lease liabilities	3,771	-

Total right-of-use lease liabilities		$4,110	$-

Weighted average remaining term of operating leases, including option periods expected to renew		5.5 years	n/a

Interest rate		22.0%	n/a

The following table presents certain information related to lease expense for the right-of-use operating leases for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Right-of-use operating leases amortization (1)	$41	$-	$46	$-
Right-of-use operating leases interest expense (2)	$113	-	$128	-

(1)	Expense is included in selling, general and administrative expenses in the unaudited condensed consolidated statement of operations.

(2)	Expense is included in interest expense in the unaudited condensed consolidated statements of operations.

The following table presents supplemental cash flow information for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Operating cash flows for right-of-use operating leases	$-	$-

Aggregate future minimum lease payments under right-of-use operating leases are as follows:

Right-of-Use Operating Leases
Twelve months ending:
October 1, 2024 to September 30, 2025	$1,212
October 1, 2025 to September 30, 2026	1,248
October 1, 2026 to September 30, 2027	1,285
October 1, 2027 to September 30, 2028	1,324
October 1, 2028 to September 30, 2029	1,363
Thereafter	945
Total	7,377

Less interest	(3,267)
Present value of minimum lease payments	4,110

Less current portion of right-of-use lease liabilities	(339)
Right-of-use lease liabilities, net of current portion	$3,771

Note 13 STOCKHOLDERS’ (DEFICIT) EQUITY

The Company’s authorized shares of all capital stock, par value $0.0001 per share, of 510,000,000 shares, consisting of (i) 10,000,000 shares of preferred stock and (ii) 500,000,000 shares of Class A Common Stock.

Preferred Stock

The Amended and Restated Certificate of Incorporation authorizes the Company to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding. See Notes 5, 10, 11 and 18 for a discussion of the Company’s Series A Preferred Stock that may be issued in connection with its acquisition of RCHI on September 10, 2024, the Senior Notes Payable and the Services Agreement, and Notes 1, 10 and 18 for discussions of the Company’s Series B Preferred Stock that it may issue in connection with the PIK Notes Amendment No. 1.

Class A Common Stock

As of September 30, 2024 and December 31, 2023, there were 13,621,554 and 7,646,032 shares of the Company’s Class A Common Stock issued and outstanding, respectively.

Common Stock Issued to KR8 under KR8 Agreement

On January 19, 2024, the Company issued 1,300,000 shares of its Class A Common Stock pursuant to the KR8 Agreement, which is more fully discussed in Note 11. See also Note 18 for shares issued to KR8 pursuant to the KR8 Agreement subsequent to September 30, 2024.

October 13, 2023 Strata Purchase Agreement

On October 13, 2023, the Company entered into a Strata Purchase Agreement (the “Strata Purchase Agreement”) with ClearThink, as supplemented by that certain Supplement to Strata Purchase Agreement, dated as of October 13, 2023, by and between the Company and ClearThink. Pursuant to the Strata Purchase Agreement, after the satisfaction of certain commencement conditions, including, without limitation, the effectiveness of the Registration Statement, ClearThink has agreed to purchase from the Company, from time to time upon delivery by the Company to ClearThink of request notices, and subject to the other terms and conditions set forth in the Strata Purchase Agreement, up to an aggregate of $2,000 of the Company’s Class A Common Stock. On August 13, 2024, the Company entered into Amendment No. 1 to the Strata Purchase Agreement pursuant to which the commitment amount was increased from $2,000 to $5,000.

During the fourth quarter of 2023, we completed two tranches of private placements under the terms of the Strata Purchase Agreement with ClearThink that provided gross proceeds of $200 and $256. After deducting finder’s fees and other offering expenses, the net proceeds from the private placements were of $186 and $246. No shares of the Company’s Class A Common Stock were issued under the terms of the Strata Purchase Agreement during the nine months ended September 30, 2024.

February 1, 2024 Second Strata Purchase Agreement

On February 1, 2024, the Company entered into a Second Strata Purchase Agreement (the “Second Strata Purchase Agreement”) with ClearThink. No shares of the Company’s common stock were issued under the Second Strata Purchase Agreement and on August 8, 2024, the Company and ClearThink entered into a termination agreement and all outstanding obligations were terminated.

Common Stock Issued to MSK Under Shares for Services Agreement

On September 19, 2023, the Company entered into a Shares for Services Agreement with MSK pursuant to which the Company issued to MSK in September 2023 292,866 shares of Company’s Class A Common Stock valued at $234 and rights (the “Rights”) to receive 511,027 shares of the Company’s Class A Common Stock valued at $409 in satisfaction of outstanding amounts payable to MSK in an aggregate amount equal to $643 for legal services rendered. During the nine months ended September 30, 2024, the Company issued to MSK 511,027 shares of its Class A Common Stock in full satisfaction of the Rights.

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

Common Stock Issued to LGH

In April 2024, the Company issued 200,000 shares of its Class A Common Stock to LGH in connection with the LGH Note Payable as more fully discussed in Note 10.

Common Stock Issuable to IG

In April 2024, the Company issued the IG Note Payable, which is more fully discussed in Note 10, under which 50,000 shares of its Class A Common Stock are issuable and on August 16, 2024, the Company agreed to issue an additional 50,000 shares of its Class A Common Stock in connection with the extension of the maturity date of the IG Note Payable. These shares were issued effective October 27, 2024.

Common Stock Issued to Smithline

During the nine months ended September 30, 2024, the Company issued 1,341,243 shares of its Class A Common Stock, including 221,350 shares issued in the three months ended September 30, 2024, in connection with a legal settlement, which is more fully discussed in Note 16 under the heading, “Smithline Family Trust II vs. FOXO Technologies Inc. and Jon Sabes.”)

Common Stock Issued to RHI

On July 17, 2024, the Company issued 1,023,629 shares of its Class A Common Stock to RHI for the acquisition of Myrtle, which is more fully discussed in Note 5.

Common Stock Issued for Senior Note Payable

On July 17, 2024, the Company issued 1,108,755 shares of its Class A Common Stock to the Purchaser in connection with the issuance of its Senior Note Payable as more fully discussed in Note 10.

Corporate Development Advisory Agreement Commencing July 17, 2024

On July 25, 2024, the board of directors of the Company approved FOXO entering into the Corporate Development Advisory Agreement with C L Talent Inc. (“C. L. Talent”), (the “Talent Agreement”). Pursuant to the Talent Agreement, commencing July 17, 2024, C. L. Talent will reasonably be available during regular business hours to advise, counsel and inform designated officers and employees of FOXO about the health, wellness and social media businesses in which the Company is engaged, competitors, business opportunities, talent engagement and other aspects of or concerning FOXO’s business about which C. L. Talent has knowledge or expertise. In addition, it will assist FOXO with targeting key talent with whom FOXO has an existing relationship to further enhance market reach. The term of the Talent Agreement is 12 months. As compensation for services to be provided under the Talent Agreement, FOXO will issue to C. L. Talent 1,500,000 shares of the Company’s Class A Common Stock pending approval from the NYSE.

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

As additional compensation for the services to be rendered by J.H. Darbie under the Engagement, FOXO will (i) pay a cash fee to J.H. Darbie equal to 3% of the principal amount of the securities to be exchanged and 5% of gross proceeds raised from the sale of the securities to customers of J.H. Darbie; and (ii) issue to J.H. Darbie warrants to purchase a number of shares of the Company’s Class A Common Stock equal to the cash fee. The warrants will have piggyback rights and be priced at 110% of the closing price on the dates of closings of the sales of securities.

Finder’s Fee Agreement

On October 9, 2023, the Company entered into the Finder’s Agreement, by and between the Company and the finder. Pursuant to the Finder’s Agreement the Company agreed to pay the Finder a cash fee equal to 4% of the gross proceeds received by the Company from the equity transactions contemplated by the Second Strata Purchase Agreement. The Company also agreed to issue to the finder a 5-year warrant to purchase shares of the Company’s Class A Common Stock equal to 1% warrant coverage based on the amount raised from the equity transactions with an exercise price per share equal to 110% of the transaction (as defined in the Finder Agreement) or the public market closing price of the Company’s Common Stock on the date of the transaction, whichever is lower, subject to anti-dilutive price protection and participating registration rights. In addition, under the Finder Agreement, the Company was obligated to pay the finder a 3% to 7% cash fees and 7% warrant coverage based on the gross cash proceeds from the issuances of the ClearThink Notes, the LGH Note Payable and the IG Notes Payable as more fully discussed in Note 10.

Finder’s Warrants and Amendment to Finder’s Agreement

Pursuant to the terms of the Finder’s Agreement, discussed above, and in connection with a private placement of the Company’s Class A Common Stock under the Strata Purchase Agreement during the three months ended December 31, 2023, which is discussed above, the Company issued or was obligated to issue to the Finder 25,672 warrants to acquire shares of the Company’s common stock under the terms of the Finder’s Agreement. The warrants had a five-year term and were exercisable into shares of the Company’s Class A Common Stock at a weighted average exercise price of $1.324 per share. In addition, in connection with the issuances in the nine months ended September 30, 2024 of the ClearThink Notes, the LGH Note Payable and IG Note Payable, which are more fully discussed in Note 10, the Company was obligated to issue 191,179 additional warrants to purchase shares of the Company’s common stock under the terms of the Finder’s Agreement. The additional warrants had a five-year term and were exercisable into shares of the Company’s Class A Common Stock at a weighted average exercise price of $0.324 per share.

On August 22, 2024, the Company entered into an amendment to the Finder Agreement (the “Amended Finder’s Agreement”) in which the Company agreed to issue to the Finder 446,724 shares of its Class A Common Stock for the termination of all of the Finder’s common stock warrants and outstanding cash fees. During the three and nine months ended September 30, 2024, the Company recorded other income of $6, which represented the difference of the value of the Class A Common Stock issuable under the Amended Finder’s Agreement of $80, the $53 of cash finder’s fees that were no longer payable and the value of the common stock warrants that were terminated of $33. The common stock warrants were valued using the Black Scholes valuation model with the following assumptions: risk free rate of 3.72%, volatility of 234.23%, term of 4.5 years and expected dividend yield of $0. Also, pursuant to the Amended Finder’s Agreement, the Finder will no longer receive a cash fee for any equity/convertible debt financing except for an equity line of credit in which case the cash fee will be 4%. Compensation for an equity/convertible debt financing will be made in the form of common stock equal to 14% of the gross proceeds of an equity/convertible debt financing and 10% of a non-dilutive debt financing.

Common Stock Issuable to ClearThink

On May 15, 2024, the Company issued ClearThink a promissory note as more fully discussed in Note 10. On August 16, 2024, the note was extended until September 30, 2024. Under the terms of the extension, the Company agreed to issue to ClearThink 100,000 shares of its Class A Common Stock. These shares remain issuable as of September 30, 2024.

Warrants

Public Warrants and Private Placement Warrants

As of September 30, 2024 and 2023, the Company had outstanding 1,006,250 Public Warrants and 31,623 Private Placement Warrants each with an exercise price of $115.00 per share and each expiring five years after the completion of the Business Combination or earlier upon redemption or liquidation. The Public Warrants and Private Placement Warrants are more fully described in Note 7 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023.

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

On February 23, 2024, 598,877 Assumed Warrants expired by their terms and on February 24, 2024, an Assumed Warrant exercisable into 1,408,971 shares of the Company’s Common Stock was extended until February 23, 2025 in connection a legal settlement as more fully discussed in Note 16 under the heading, “Smithline Family Trust II vs. FOXO Technologies Inc. and Jon Sabes.”), (the “Smithline Assumed Warrant”). On February 24, 2024, the Company issued: (i) its Class A Common Stock to Tysadco Partners, as more fully discussed above; (ii) on June 14, 2024, the Company purchased Myrtle, which is more fully discussed in Note 5, pursuant to which the Company is obligated to provide piggy-back registration rights for the shares of its Class A Common Stock that it issued to RHI in connection with the acquisition; and (iii) on July 25, 2024, the Company agreed to issue shares of its Class A Common Stock to J.H. Darbie under the terms of an advisory agreement. These transactions triggered the down round provisions of the Smithline Assumed Warrant. Therefore, as of September 30, 2024, the Smithline Assumed Warrant was exercisable into 4,726,514 shares of the Company’s Common Stock with an exercise price of $0.216 per share. The incremental value of the modifications to the Smithline Assumed Warrant as a result of the triggers of the down round provisions and the extension of the expiration date resulted in deemed dividends of $88 and $1,054 for the three and nine months ended September 30, 2024, respectively. The incremental value was measured using the Black Scholes valuation model with the following assumptions: risk free rates ranging from 4.74% to 5.19%, volatility ranging from 111.99% to 158.57%, terms of .6 to 1 year and expected dividend yield of $0. Partially offsetting the increase in the number of outstanding Smithline Assumed Warrants on September 30, 2024, was the exchange of 312,500 Smithline Assumed Warrants under the terms of an Exchange Agreement dated May 28, 2024, between the Company and Smithline Family Trust II (“Smithline”) as more fully discussed in Note 16.

Exchange Offer

On May 26, 2023, the Company consummated its tender offer commenced on April 27, 2023, to all holders of the then outstanding 190,619 Assumed Warrants to receive 48.3 shares of the Company’s Class A Common Stock in exchange for each Assumed Warrant tendered (the “Exchange Offer”). As part of the Exchange Offer, the Company also solicited consents from holders of the Assumed Warrants to amend and restate in its entirety the Securities Purchase Agreement, dated as of January 25, 2021 (the “Original Securities Agreement”), to include certain issuances of the Company’s Class A Common Stock as exempt issuances that do not trigger the down round provisions of the Assumed Warrants. Pursuant to the Exchange Offer, an aggregate of 164,751 Assumed Warrants were tendered and an aggregate of 795,618 shares of the Company’s Common Stock were issued. After the Exchange Offer, 25,868 Assumed Warrants remained outstanding as noted above. At the same time 432,188 shares of Class A Common Stock were issued as part of the PIK Note Amendment as discussed in Note 10.

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

Note 14 FOXO LIFE INSURANCE COMPANY

On February 3, 2023, the Company consummated the sale of FOXO Life Insurance Company to Security National Life Insurance Company (the “Buyer”). At closing, all of the FOXO Life Insurance Company’s shares were cancelled and retired and ceased to exist in exchange for the assignment to the Company of FOXO Life Insurance Company’s statutory capital and surplus amount of $5,002, as of the closing date, minus $200 (the “Merger Consideration”). Pursuant to the transaction, at the closing, the Company paid the Buyer’s third-party out-of-pocket costs and expenses of $51 resulting in a total loss of $251 that was recognized in the nine months ended September 30, 2023 within selling, general and administrative expense on the unaudited condensed consolidated statements of operations and in the FOXO Life segment. After the Merger Consideration and Buyer’s third party expenses, the transaction resulted in the Company gaining access to $4,751 that was previously held as statutory capital and surplus pursuant to the Arkansas Insurance Code. The Company used the funds to fund a portion of its operations during 2023.

Note 15 BUSINESS SEGMENTS

During the three and nine months ended September 30, 2024 and 2023, the Company managed and classified its business into two reportable business segments: (i) Healthcare and (ii) Labs and Life

●	Healthcare - The Company’s healthcare segment began with the acquisition of Myrtle on June 14, 2024 and includes RCHI, which was acquired on September 10, 2024. Each of these businesses is more fully discussed in Note 5. Myrtle offers behavioral health services, primarily substance abuse treatments and services that are provided on either an inpatient, residential basis or an outpatient basis. RCHI’s hospital, BSF, has 25 inpatient beds, and a 24/7 emergency department and provides ancillary services, including laboratory, radiology, respiratory and pharmacy services. BSF is designated as a Critical Access Hospital (rural) hospital.

●	Labs and Life - The Company’s Labs and Life segment is commercializing proprietary epigenetic biomarker technology to be used for underwriting risk classification in the global life insurance industry. The Company’s innovative biomarker technology enables the adoption of new saliva-based health and wellness biomarker solutions for underwriting and risk assessment. The Company’s research demonstrates that epigenetic biomarkers, collected from saliva, provide measures of individual health and wellness for the factors used in life insurance underwriting traditionally obtained through blood and urine specimens. On February 3, 2023, the Company sold FOXO Life Insurance Company as more fully discussed in Note 14.

The primary income measure used for assessing segment performance and making operating decisions is income (losses) before interest, income taxes, and depreciation and amortization not associated with a specific segment. The segment measure of profitability also excludes corporate and other costs, including management, IT, overhead costs and certain other non-cash charges or benefits, such as impairment and any non-cash changes in fair value.

With the acquisition of Myrtle on June 14, 2024, the Chief Operating Decision Maker (“CODM”) has begun to consider segment assets when making decisions and allocating resources. Assets by segment as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023

Healthcare	$39,954	$-
Labs and Life	2,226	408
Corporate and other	491	317
Total assets	$42,671	$725

Summarized below is information about the Company’s operations for the three months ended September 30, 2024 and 2023 by business segment:

	Revenues		Losses
	2024	2023	2024	2023
Healthcare	$1,188	$-	$(47)	$-
Labs and Life	8	10	(382)	(408)
	1,196	10	(429)	(408)
Corporate and other (a)	-	-	(560)	(3,104)
Interest expense	-	-	(957)	(148)
Total	$1,196	$10	$(1,946)	$(3,660)

(a)	For the three months ended September 30, 2024, Corporate and other includes stock-based compensation, including amortization of consulting fees paid in stock, of $308. For the three months ended September 30, 2023, Corporate and other includes stock-based compensation, including consulting agreement expense, of $1,312.

Summarized below is information about the Company’s operations for the nine months ended September 30, 2024 and 2023 by business segment:

	Revenues		Losses
	2024	2023	2024	2023
Healthcare	$1,208	$-	$(114)	$-
Labs and Life	23	35	(1,252)	(1,902)
	1,231		(1,366)	(1,494)
Impairments of intangible assets	-	-	-	(2,633)
2022 Debenture Release and PIK Note Amendment	-	-	-	(3,521)
Corporate and other (a)	-	-	(2,447)	(13,671)
Interest expense	-	-	(1,800)	(865)
Total	$1,231	$35	$(5,613)	$(22,592)

(a)	For the nine months ended September 30, 2024, Corporate and other includes stock-based compensation, including amortization of consulting fees paid in stock, of $397 and depreciation and amortization expense of $156. For the nine months ended September 30, 2023, Corporate and other includes stock-based compensation, including consulting agreement expense, of $2,582, depreciation and amortization expense of $1,230 and change in warrant liability of $(244)

Note 16 COMMITMENTS AND CONTINGENCIES

The Company is a party to various vendor and license agreements and sponsored research arrangements in the normal course of business that create commitments and contractual obligations.

As more fully discussed in Note 11, effective January 12, 2024, the Company entered into the KR8 Agreement. The Company’s Interim CEO and Interim CFO each are equity owners of KR8. See Note 18 for agreements entered into subsequent to September 30, 2024.

Legal Proceedings

The Company accrues for costs associated with certain contingencies, including, but not limited to, settlement of legal proceedings, regulatory compliance matters and self-insurance exposures when such costs are probable and reasonably estimable. In addition, the Company records legal fees in defense of asserted litigation and regulatory matters as such legal fees are incurred. To the extent it is probable that the Company is able to recover losses and legal fees related to contingencies, it records such recoveries concurrently with the accrual of the related loss or legal fees. Significant management judgment is required to estimate the amounts of such contingent liabilities. In the Company’s determination of the probability and ability to estimate contingent liabilities, it considers the following: litigation exposure based on currently available information, consultations with external legal counsel and other pertinent facts and circumstances regarding the contingency. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved; and such changes are recorded in the condensed consolidated statements of operations during the period of the change and appropriately reflected in the condensed consolidated balance sheets. At September 30, 2024 and December 31, 2023, the Company had $1,974 and $2,260 accrued for settlement of legal proceedings, respectively.

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

Exchange Agreement with Smithline Dated May 28, 2024

On May 28, 2024, the Company, entered into an Exchange Agreement with Smithline pursuant to which Smithline exchanged the Smithline Assumed Warrant to purchase up to 312,500 shares, as adjusted, of the Company’s Common Stock terminating on February 23, 2025, for the right to receive up to 8,370,000 shares of the Company’s Class A Common Stock (the “Rights Shares”), subject to a 4.99% beneficial ownership limitation and issued without any restrictive legends. The total number of Rights Shares that may be issued under the Exchange Agreement, will be limited to 19.99% of the Company’s outstanding shares of Class A Common Stock, unless stockholder approval is obtained to issue more than 19.99%. Upon the execution of the Exchange Agreement and receipt of all of the Rights Shares, the Smithline Assumed Warrant, and all associated rights thereunder will be terminated. As of September 30, 2024, the Company has recorded the value of 1,341,243 of the Rights Shares that it has issued to Smithline pursuant to the terms of the Exchange Agreement of $315 as a reduction in the liability owed to Smithline under the Settlement Agreement. Subsequent issuances of the Rights Shares will continue to result in a reduction of the amount owed.

The Company is currently in default of the Settlement Agreement and is currently in negotiations with Smithline on a resolution.

Former CEO Severance

As of September 30, 2024, the board of directors has yet to complete its review into whether the former CEO was terminated with or without cause. Accordingly, the Company has yet to make a determination on its obligations under the former CEO’s employment agreement. The Company has accrued for his severance and has recognized expenses related to his equity-based compensation per the terms of his contract while the matter remains under review.

Should the review conclude that the former CEO was terminated without cause then the former CEO will receive thirty-six months of severance based on his base salary, his options granted immediately vest, and his Management Contingent Share Plan related to performance-based conditions that have been met become fully vested. As of September 30, 2024 and December 31, 2023, $1,575 of severance and related expense was recorded within accrued expenses on the unaudited condensed consolidated balance sheets. The corresponding expense was recognized within selling, general and administrative expense during the year ended December 31, 2022. In addition, during the year ended December 31, 2022, the Company recognized $8,695 of expense related to the Management Contingent Share Plan.

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

On July 9, 2024, the Company received a letter from the SEC that it has concluded the investigation and, based on the information it had as of that date, it does not intend to recommend an enforcement action against the Company.

Illumina Inc. Order

On July 10, 2024, the Company was informed by counsel to Illumina Inc that a summary judgment had been granted to Illumina Inc in the amount of $822. The Company is in discussion with Illumina’s counsel to settle the amount.

Senior PIK Notes Claim

On October 9, 2024, the Company was made aware of a Complaint made by two of the holders of the Company’s Senior PIK Notes claiming $650 and $325, respectively. Although the Company received consent by 50.01% of the holders of the Senior PIK Notes to a conversion amendment, which is more fully discussed in Note 18, the Company is in the process of seeking counsel in this matter.

The Company is also party to various other legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business, and the Company may in the future be subject to additional legal proceedings and disputes.

Note 17 SUPPLEMENTAL DISCLOSRE OF CASH FLOW INFORMATION

The supplemental cash flow information for the nine months ended September 30, 2024 and 2023 is as follows:

	Nine Months Ended September 30,
	2024	2023
Non-cash investing and financing activities:
2022 Debenture Release	$-	$2,181
PIK Note Amendment	$-	$1,339
Deemed dividends from Exchange Offer	$-	$2,466
Purchase of intangible asset under KR8 Agreement	$2,122	$-
Related party payable to KR8 for purchase of intangible asset under KR8 Agreement	$2,122	$-
Class A Common Stock issued to KR8 for purchase of intangible asset under KR8 Agreement	$378	$-
Purchase of Myrtle, net of cash acquired	$494	$-
Purchase of RCHI, net of cash acquired	$21,992	$-
Deemed dividends from trigger of down round provisions and extension of Assumed Warrants	$1,054	$912
Class A Common Stock issued/issuable in connection with debt financings	$364	$-
Warrants issuable for finder’s fees	$62	-
Common stock issuable for finder’s warrants and cash fees	$47	$-
Class A Common Stock issued for Myrtle acquisition	$235	$-
Promissory note issued to RHI for Myrtle acquisition	$265	$-
Promissory note issued to RHI for RCHI acquisition	$22,000	-

Note 18 SUBSEQUENT EVENTS

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

Amendment No. 1 to the Senior PIK Notes

On September 20, 2022, the Company issued the Senior PIK Notes, which are more fully discussed in Note 10. Section 22 of the Senior PIK Notes states that no provision of the Senior PIK Notes can be waived, modified, supplemented or amended except in a written instrument signed - in the case of an amendment - by the Company and 50.01% of the holders of the Senior PIK Notes based on the Aggregate Original Principal Amount.

As noted in Note 10, the Senior PIK Notes are currently in default and the Company has not had the financial ability to correct this default. To resolve the default of the Senior PIK Notes and transition the Senior PIK Note debt to equity in the Company to improve shareholder equity and comply with NYSE continued listing requirements the Company asked the Senior PIK Note holders to consider certain amendments to their Notes. On October 18, 2024, the Company received the approval of over 50.01% of the holders of the Senior PIK Notes based on the Aggregate Original Principal Amount (as defined in the Senior PIK Notes) to enter into the PIK Notes Amendment No. 1. Pursuant to the PIK Notes Amendment No. 1, the Senior PIK Notes will be automatically exchanged into shares of the Company’s Series B Preferred Stock effective as of 5:00 pm Eastern time on the second business day after the date on which the Company’s stockholders approve the conversion of the Series B Preferred Stock into shares of Class A Common Stock in accordance with the continued listing rules of the New York Stock Exchange American. The Senior PIK Notes (not including accrued and unpaid Interest (as defined in the Senior PIK Notes) which will be waived as part of the automatic exchange) will automatically exchange into a number of shares of Series B Preferred Stock equal to the Original Principal Amount (as defined in the Senior PIK Notes) divided by the Stated Value ($1,000) of Series B Preferred Stock (the “Automatic Exchange”). Upon the Automatic Exchange, all Senior PIK Notes (including all accrued and unpaid Interest) (which total value was $4,971 at September 30, 2024) shall be exchanged to equity, cancelled and satisfied in full. No shares of Series B Preferred Stock will be convertible into Class A Common Stock prior to the one-year anniversary of the date of issuance. Each share of Series B Preferred Stock will have one vote.

Extension of ClearThink May 15, 2024 Promissory Note

Under the term of an amendment dated October 11, 2024, the maturity date of the ClearThink promissory note issued on May 15, 2024, which is more fully discussed in Note 10, was extended until November 30, 2024. Under the terms of the amendment, the Company is required to issue to ClearThink 200,000 shares of its Class A Common Stock. All other terms, including the 22% per annum interest rate remain in effect.

Class A Common Stock Issued Under KR8 Agreement

Under the terms of the KR8 Agreement, effective on October 9, 2024, the Company issued 237,037 shares of its Class A Common Stock to the Licensor valued at $42. The KR8 Agreement is more fully discussed in Note 11.

Series A Preferred Stock Designation

On October 16, 2024, the Company’s board of directors approved the designation of 35,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock shall have a par value of $0.0001 per share and a stated value equal to $1 (one thousand dollars) per share. Terms of the Series A Preferred Stock include: (i) dividends at 5% per annum, (ii) voting rights, which include voting as one class with the common stockholders, and (iii) conversion into shares of the Company’s Class A Common Stock at the higher of $0.01 per share or 90% of the average VWAP for the five trading days prior to the date of the conversion notice, among other terms. The Certificate of Designations for the Series A Preferred Stock was filed with the Secretary of the State of Delaware on October 18, 2024.

Amended and Restated Bylaws

On October 21, 2024, the Company’s board of directors, approved the Amended and Restated Bylaws of the Company (the “Amended Bylaws”). The Amended Bylaws, which revise the quorum requirements for a meeting of the Company’s shareholders from a majority to one-third, amend Section 2.4 to read as follows:

Section 2.4. Quorum. Except as otherwise provided by applicable law, the Corporation’s Certificate of Incorporation, as the same may be amended or restated from time to time (the “Certificate of Incorporation”) or these By Laws, the presence, in person or by proxy, at a stockholders meeting of the holders of shares of outstanding capital stock of the Corporation representing one-third (33.33%) of the voting power of all outstanding shares of capital stock of the Corporation entitled to vote at such meeting shall constitute a quorum for the transaction of business at such meeting, except that when specified business is to be voted on by a class or series of stock voting as a class, the holders of shares representing a majority of the voting power of the outstanding shares of such class or series shall constitute a quorum of such class or series for the transaction of such business. If a quorum shall not be present or represented by proxy at any meeting of the stockholders of the Corporation, the chairman of the meeting may adjourn the meeting from time to time in the manner provided in Section 2.6 until a quorum shall attend. The stockholders present at a duly convened meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum. Shares of its own stock belonging to the Corporation or to another corporation, if a majority of the voting power of the shares entitled to vote in the election of directors of such other corporation is held, directly or indirectly, by the Corporation, shall neither be entitled to vote nor be counted for quorum purposes; provided, however, that the foregoing shall not limit the right of the Corporation or any such other corporation to vote shares held by it in a fiduciary capacity.

October 29, 2024 Amendment to the LGH Note Payable

On October 29, 2024, the Company entered into Amendment No. 1 to the LGH Note Payable wherein the conversion price under the terms of the note was reduced from $0.30 per share of the Company’s Class A Common Stock to $0.10 per share. The LGH Note Payable is more fully discussed in Note 10.

Conversion of IG Note Payable into the Company’s Class A Common Stock

During the period November 1, 2024 to November 15, 2024, the full principal balance and associated accrued interest of the IG Note Payable of $195 was converted into 415,000 shares of the Company’s Class A Common Stock. The IG Note Payable is more fully discussed in Note 10.

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

Overview

FOXO is focused on commercializing scientific discoveries in health and longevity. A pivotal moment in the field of longevity science came with the discovery that epigenetics could be used to develop measures of health, including biological aging, according to an article published in the scientific journal, Nature, in 2014. In recent years, we and other scientists have extended these findings to assess tobacco, alcohol, blood cell composition, and other health measures based on discovered epigenetic biomarkers. To that end, FOXO is dedicated to research and development in order to provide data-driven insights based on the numerous health measures that can be determined through this unique dimension of biology and used to foster optimal health and longevity for both individuals and organizations. We believe there is value in what these biomarkers will be able to provide to the world. Current testing options can be inaccurate, and piecemeal, and often require obtaining a blood sample. Epigenetic biomarkers may pave the path for a fully comprehensive, at-home, low-cost test that could, with other existing testing, offer a much easier, more detailed sense of one’s health.

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

On August 10, 2023, Myrtle was granted a license by the Department of Mental Health and Substance Abuse Services of Tennessee to operate an alcohol and drug treatment facility in Oneida, Tennessee. The facility, which is located at BSF’s campus, commenced operations and began accepting patients on August 14, 2023. The facility offers alcohol and drug residential detoxification and residential rehabilitation treatment services for up to 30 inpatients. On November 1, 2023, Myrtle began accepting patients at its Nonresidential Office-Based Opiate Treatment Facility (“OBOT”). The OBOT is located adjacent to Myrtle’s alcohol and drug treatment facility in Oneida, Tennessee and complements the existing residential rehabilitation and detoxification services offered at Myrtle.

Myrtle has been granted two licenses from the Tennessee Department of Mental Health and Substance Abuse Services, effective August 1, 2024, for 12 months. The first license authorizes the provision of services for alcohol and drug residential detoxification treatment, as well as alcohol and drug residential rehabilitation treatment. The second license authorizes the provision of services for non-residential office-based opiate treatment. Myrtle has also entered into in-network contracts with a number of commercial payers in the second and third quarters 2024.

Acquisition of RCHI and Its Subsidiary SCCH Under the Second Stock Exchange Agreement with RHI, as Amended and Restated

On June 10, 2024, the Company entered into the Second Stock Exchange Agreement (the “RCHI SEA”) with RCHI and RHI. On September 10, 2024, the Company entered into the Amended and Restated Stock Exchange Agreement with RCHI and RHI (the “RCHI SEA Amendment”) pursuant to which the RCHI SEA was amended to change the consideration to be received by RHI in exchange for all of the equity interests of RCHI from 20,000 shares of Series A Preferred Stock of the Company to a senior note in the principal amount of $22,000 (subject to adjustments) (the “September 10, 2024 Note”).

RCHI’s wholly-owed subsidiary, SCCH, is doing business as BSF. BSF is a critical access care hospital located in Oneida, Tennessee consisting of a 52,000-square foot hospital building and 6,300-square foot professional building on approximately 4.3 acres. BSF has 25 inpatient beds, and 24/7 emergency department and provides ancillary services, including laboratory, radiology, respiratory and pharmacy services. The hospital became operational on August 8, 2017 and it became designated as a Critical Access Hospital (rural) hospital in December 2021, retroactive to June 30, 2021.

FOXO acquired Myrtle and RCHI as synergistic opportunities to expand its operations into the healthcare sector and as a complement to its epigenetic biomarkers of human health, wellness and aging.

Also see Note 18 of the accompanying unaudited condensed financial statements for other recent developments.

Segments

We manage and classify our business into two reportable business segments: (i) Healthcare; and (ii) Labs and Life. Previously, Labs and Life were treated as separate segments, however, with the acquisition of Myrtle, our operational focus shifted such that it was appropriate to combine our Labs and Life segments and to operate Myrtle and RCHI under our newly formed Healthcare segment.

●	Healthcare - The Company’s healthcare segment began with the acquisition of Myrtle on June 14, 2024 and expanded with the acquisition of RCHI on September 10, 2024, as more fully discussed in Note 5 to the accompanying unaudited condensed financial statements. Myrtle offers substance abuse treatments and services that are provided on either an inpatient, residential basis or an outpatient basis. Presently, it offers alcohol and drug residential detoxification and residential rehabilitation treatment services for up to 30 inpatients. RCHI’s hospital, BSF, has 25 inpatient beds, and a 24/7 emergency department and provides ancillary services, including laboratory, radiology, respiratory and pharmacy services. BSF is designated as a Critical Access Hospital (rural) hospital.

●	Labs and Life- Our Labs and Life segment is commercializing proprietary epigenetic biomarker technology to be used for underwriting risk classification in the global life insurance industry. Our research demonstrates that epigenetic biomarkers, collected from saliva or blood, provide meaningful measures of health and lifestyle factors. Labs and Life anticipates recognizing revenue related to sales of its Bioinformatics Services and from the commercialization of research and development activities, which may include its Underwriting Report, Longevity Report, or as a result of other commercialization opportunities including a potential AI platform for the delivery of health and well-being data-driven insights to individuals, healthcare professionals and third-party service providers. Life sought to redefine the relationship between consumers and insurers by combining life insurance with healthy longevity. The distribution of insurance products that may be paired with our FOXO’s Longevity Report strived to provide life insurance consumers with valuable information and insights about their individual health and wellness.

Healthcare generates revenues from hospital and auxiliary services as well as substance abuse treatments, including inpatient and outpatient services. Labs currently recognizes revenue from providing epigenetic testing services and collecting a royalty from Illumina, Inc. related to the sales of the Infinium Mouse Methylation Array. Life primarily had residual commission revenues from its legacy insurance agency business.

Labs conducts research and development, and such costs are recorded within research and development expenses on the unaudited condensed consolidated statements of operations. Labs had operated its Bioinformatics Services as an ancillary offering, with revenue recognized as epigenetic biomarker services in our historical financial statements, but now looks to it as a primary offering. Bioinformatics Services provide a data processing, quality checking, and data analysis service using FOXO’s cloud-based bioinformatics pipeline, referred to as our epigenetics, longevity, or methylation pipeline in our historical financial statements. Labs accepts raw data from third party labs and converts that data into usable values for customers

FOXO Life Insurance Company

Due to market conditions, our capitalization following the Business Combination did not materialize in the way the Company anticipated, and we did not possess the funding that we believed would be required to satisfy state regulations and regulatory bodies to issue new life insurance policies through FOXO Life Insurance Company. As such, we decided to not move forward with the launch of FOXO Life Insurance Company. Accordingly, on February 3, 2023, we consummated the sale of FOXO Life Insurance Company to Security National pursuant to the Security National Merger Agreement. As a result of the merger, we were no longer required to hold cash and cash equivalents required to be held as statutory capital and surplus, as required under the Arkansas Insurance Code (the “Arkansas Code”).

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

Results of Operations

Three Months Ended September 30, 2024 and 2023

(Dollars in thousands)	2024	2023	Change in $	Change in %
Net revenues	$1,196	$10	$1,186	NM
Operating expenses:
Direct costs of revenues	541	70	471	673%
Research and development	43	283	(240)	-85%
Management contingent share plan	(116)	(1,553)	1,437	-93%
Selling, general and administrative	1,733	4,717	(2,984)	-63%
Total operating expenses	2,201	3,517	(1,316)	-37%
Loss from operations	(1,005)	(3,507)	2,502	-71%
Non-operating expenses	(948)	(153)	(795)	520%
Net loss, including noncontrolling interest	(1,953)	(3,660)	1,707	-47%
Net loss attributable to noncontrolling interest	7	-	7	NM
Net loss attributable to FOXO	(1,946)	(3,660)	1,714	-47%
Deemed dividends	(88)	(912)	824	-90%
Net loss to common stockholders	$(2,034)	$(4,572)	$2,538	-56%

NM = Not meaningful

Net Revenues. Total revenues were $1,196 for the three months ended September 30, 2024, compared to $10 for the three months ended September 30, 2023, an increase of $1,186. Myrtle, acquired on June 14, 2024, and RCHI, acquired on September 10, 2024, contributed $1,188 of the increase, partially offset by the decrease in Labs and Life revenues of $2.

Direct Costs of Revenues. Direct costs of revenues were $541 for the three months ended September 30, 2024, compared to $70 of direct costs of revenues for the three months ended September 30, 2023. The increase resulted from the direct costs of Myrtle and RCHI, which were acquired on June 14, 2024 and September 10, 2024, respectively.

Research and Development. Research and development expenses were $43 for the three months ended September 30, 2024, compared to $283 for the three months ended September 30, 2023. The decrease was driven by lower employee-related expenses and professional services as well as research and development projects that are no longer ongoing, which also contributed to the period over period decrease in research and development expenses.

Management Contingent Share Plan. Forfeitures under the Management Contingent Share Plan resulted in a net reduction of expense of $116 for the three months September 30, 2024 compared to a net reduction of expense of $1,553 for the three months ended September 30, 2023. The change is driven by more forfeitures of these awards in the 2023 period as a result of more employee layoffs and departures in 2023.

Selling, General and Administrative. Selling, general and administrative expenses were $1,733 for the three months ended September 30, 2024 compared to $4,717 for the three months ended September 30, 2023. We attribute the decrease of $2,984, or 63%, to lower: employee related expenses due to headcount reductions, legal fees and insurance expense, among other items. Partially offsetting the decrease in selling, general and administrative expenses were expenses of $326 associated with Myrtle, which was acquired on June 14, 2024 and $303 associated with RCHI, which was acquired on September 10, 2024.

Non-operating Expense. Non-operating expense was $948 for the three months ended September 30, 2024, compared to $153 for the three months ended September 30, 2023. The increase is primarily related to a $809 increase of interest expense.

Net Loss Attributable to FOXO. Net loss attributable to FOXO was $1,946 for the three months ended September 30, 2024, an improvement of $1,714 or 47% compared to net loss of $3,660 for the three months ended September 30, 2023. The decrease in net loss was primarily related to the decrease in the loss from operations of $2,502, partially offset by an increase in other non-operating expenses of $795. Additionally, deemed dividends of $88 and $912 related to the trigger of the down round provisions of the Smithline Assumed Warrants was recognized in the three months ended September 30, 2024 and 2023, respectively. The deemed dividends resulted in a net loss to common stockholders of $2,034 and $4,572 for the three months ended September 30, 2024 and 2023, respectively.

Analysis of Segment Results:

The following is an analysis of our results by reportable segment for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The primary earnings/loss measure used for assessing reportable segment performance is segment loss defined as earnings/loss before interest, income taxes and depreciation and amortization not associated with a specific segment. Segment income/loss by reportable segment also excludes corporate and other costs, including management, IT, and overhead costs. For further information regarding our reportable business segments, please refer to our unaudited condensed consolidated financial statements and related notes included elsewhere in this report.

Healthcare

(Dollars in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Change in $	Change in %
Net revenues	$1,188	$-	$1,188	NM	%
Operating expenses	(1,242)	-	(1,242)	NM	%
Less noncontrolling interest	7	-	7	NM	%
Segment loss	$(47)	$-	$(47)	NM	%

NM = Not Meaningful

Net revenues. Net revenues were $1,188 for the three months ended September 30, 2024 and represent the net revenues of Myrtle, which was acquired on June 14, 2024, and RCHI, which was acquired on September 10, 2024. Our healthcare segment began with the acquisition of Myrtle.

Segment Loss. Segment loss was $47 for the three months ended September 30, 2024 and represents the $309 of income from RCHI, which was acquired on September 10, 2024, partially offset by the $356 loss from Myrtle, which was acquired on June 14, 2024.

Life and Labs

(Dollars in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Change in $	Change in %
Net revenues	$8	$10	$(2)	(25)%
Operating expenses	(390)	(418)	28	7%
Segment loss	$(382)	$(408)	$26	7%

Net revenues. Net revenues were $8 for the three months ended September 30, 2024 compared to $10 for the three months ended September 30, 2023. The decrease was due to lower royalty revenue and reduced life insurance commissions earned as we ceased placing policies from our legacy agency business.

Segment Loss. Segment loss decreased from $408 for the three months ended September 30, 2023 to $382 for the three months ended September 30, 2024. The decrease was driven by lower employee-related expenses, partially offset by minimum royalties and maintenance fees due under the KR8 Agreement in the three months ended September 30, 2024.

Nine Months Ended September 30, 2024 and 2023

			Change in	Change in
(Dollars in thousands)	2024	2023	$	%
Net revenues	$1,231	$35	$1,196	NM
Operating expenses:
Direct costs of revenues	572	70	502	717%
Research and development	312	925	(613)	-66%
Management contingent share plan	(75)	(141)	66	-47%
Impairment of intangible assets and cloud computing arrangements	-	2,633	(2,633)	-100%
Selling, general and administrative	4,195	15,052	(10,857)	-72%
Total operating expenses	5,004	18,539	(13,535)	-73%
Loss from operations	(3,773)	(18,504)	14,731	-80%
Non-operating expenses	(1,848)	(4,088)	2,240	-55%
Net loss, including noncontrolling interest	(5,621)	(22,592)	16,971	-75%
Net loss attributable to noncontrolling interest	8	-	8	NM
Net loss attributable to FOXO	(5,613)	(22,592)	16,979	-75%
Deemed dividends	(1,054)	(3,378)	2,324	-69%
Net loss to common stockholders	$(6,667)	$(25,970)	$19,303	-74%

NM = Not meaningful

Net revenues. Net revenues were $1,231 for the nine months ended September 30, 2024, compared to $35 for the nine months ended September 30, 2023, an increase of $1,196. Myrtle, acquired on June 14,2024, and RCHI, acquired on September 10, 2024, contributed $1,208 of the increase, partially offset by decreases in Labs and Life revenues of $12.

Direct Costs of Revenues. Direct costs of revenues were $572 for the nine months ended September 30, 2024, compared to direct costs of revenues of $70 for the nine months ended September 30, 2023. The increase resulted from the direct costs of Myrtle and RCHI, which were acquired on June 14, 2024 and September 10, 2024, respectively.

Research and Development. Research and development expenses were $312 for the nine months ended September 30, 2024, compared to $925 for the nine months ended September 30, 2023. The decrease was driven by lower employee-related expenses and professional services as well as research and development projects that are no longer ongoing, which also contributed to the period over period decrease in research and development expenses.

Management Contingent Share Plan. Forfeitures under the Management Contingent Share Plan resulted in a net reduction of expense of $75 for the nine months ended September 30, 2024 compared to a net reduction of expense of $141 for the three months ended September 30, 2023. The change is driven by more forfeitures of these awards in the 2023 period as a result of more employee layoffs and departures in 2023.

Impairment of Intangible Assets and Cloud Computing Arrangements. During the nine months ended September 30, 2023, we determined that the cash flows would no longer support the digital insurance platform, underwriting API, and longevity API and recognized impairment losses of $1,425, $630, and $578, respectively or $2,633 in total.

Selling, General and Administrative. Selling, general and administrative expenses were $4,195 for the nine months ended September 30, 2024 compared to $15,052 for the nine months ended September 30, 2023. The decrease of $10,857, or 72%, was driven by the completion of a consulting agreement as we recognized $2,370 less compensation costs associated with the amortization of consulting agreements in the current period compared to the prior period. Also contributing to the decrease were lower: employee related expenses due to headcount reductions, legal fees, amortization of intangible assets, insurance expense, software license fees and professional fees, among other items. Partially offsetting the decrease in selling, general and administrative expenses were expenses of $396 associated with Myrtle, which was acquired on June 14, 2024 and $303 associated with RCHI, which was acquired on September 10, 2024.

Non-operating Expense. Non-operating expense was $1,848 for the nine months ended September 30, 2024, compared to $4,088 for the nine months ended September 30, 2023. The decrease is primarily related to the loss from PIK Note Amendment and 2022 Debenture Release of $3,521 during the nine months ended September 30, 2023. Also, contributing to the decrease was a reduction in the fair value of warrant liability of $243. Partially offsetting the decrease was an increase of interest expense of $935.

Net Loss Attributable to FOXO. Net loss attributable to FOXO was $5,613 for the nine months ended September 30, 2024, an improvement of $16,979 or 75% compared to net loss of $22,592 for the nine months ended September 30, 2023. The decrease in net loss was primarily related to the decrease in the loss from operations of $14,731, and the decrease in other non-operating expenses of $2,240. Additionally, a deemed dividend of $1,054 related to the trigger of the down round provisions and the extension of the Smithline Assumed Warrants was recognized in the nine months ended September 30, 2024 compared to deemed dividends of $3,378 related to the Exchange Offer and the trigger of the down round provisions of the Smithline Assumed Warrants during the nine months ended September 30, 2023. The deemed dividends resulted in net loss to common stockholders of $6,667 and $25,970 for the nine months ended September 30, 2024 and 2023, respectively.

Analysis of Segment Results:

The following is an analysis of our results by reportable segment for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The primary earnings/loss measure used for assessing reportable segment performance is segment loss defined as earnings/loss before interest, income taxes, and depreciation and amortization not associated with a specific segment. Segment income/loss by reportable segment also excludes corporate and other costs, including management, IT, and overhead costs. For further information regarding our reportable business segments, please refer to our unaudited condensed consolidated financial statements and related notes included elsewhere in this report.

Healthcare

(Dollars in thousands)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	Change in $	Change in %
Net revenues	$1,208	$-	$1,208	NM	%
Operating expenses	(1,330)	-	(1,330)	NM	%
Less noncontrolling interest	8	-	8	NM	%
Segment loss	$(114)	$-	$(114)	NM	%

NM = Not Meaningful

Net revenues. Net revenues were $1,208 or the nine months ended September 30, 2024 and represent the net revenue of Myrtle, which was acquired on June 14, 2024, and of RCHI, which was acquired on September 10, 2024. Our healthcare segment began with the acquisition of Myrtle.

Segment Loss. Segment loss was $114 for the nine months ended September 30, 2024 and represents the income of $309 from RCHI, which was acquired on September 10, 2024, partially offset by the $423 loss from Myrtle, which was acquired on June 14, 2024.

Labs and Life

(Dollars in thousands)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	Change in $	Change in %
Net revenues	$23	$35	$(12)	(34)%
Operating expenses	(1,275)	(1,937)	662	(34)%
Segment loss	$(1,252)	$(1,902)	$650	(34)%

Net revenues. Net revenues were $23 for the nine months ended September 30, 2024 compared to $35 for the nine months ended September 30, 2023. The decrease was due to lower royalty revenue and reduced life insurance commissions earned as we ceased placing policies from our legacy agency business.

Segment Loss. Segment loss decreased from $1,902 for the nine months ended September 30, 2023 to $1,252 for the nine months ended September 30, 2024. The decrease was driven by lower employee-related expenses and a $251 loss on the sale of FOXO Life Insurance Company in the nine months ended September 30, 2023, partially offset by minimum royalties and maintenance fees due under the KR8 Agreement in the nine months ended September 30, 2024.

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

Other Operating Data (Adjusted EBITDA):

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

We reconcile our non-GAAP financial measure to our net loss, which is its most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. Our management uses Adjusted EBITDA as a financial measure to evaluate the profitability and efficiency of our business mode. Adjusted EBITDA is not presented in accordance with U.S. GAAP.

Adjusted EBITDA provides additional insight into our underlying, ongoing operating performance and facilitates period-to-period comparisons by excluding the earnings impact of interest income and expense, income taxes, depreciation and amortization, non-cash change in fair value of convertible debentures and warrants, stock-based compensation, impairment and certain other infrequent and/or unpredictable non-cash charges or benefits. Management believes that presenting Adjusted EBITDA is more representative of our operational performance and may be more useful for investors.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Net loss attributable to FOXO	$(1,946)	$(3,660)	$(5,613)	$(22,592)
Add: Depreciation and amortization	274	75	796	1,251
Add: Interest expense	957	148	1,800	865
Add: Stock-based compensation	111	(1,312)	399	2,582
Add: Change in fair value of warrant liability	7	(36)	(1)	(244)
Add: Impairments of intangible assets and cloud computing arrangements	-	-	-	2,633
Add: Loss from PIK Note Amendment and 2022 Debenture Release	-	-	-	3,521

Adjusted EBITDA	$(597)	$(4,785)	$(2,619)	$(11,984)

Liquidity and Capital Resources

Sources of Liquidity and Capital

We had cash and cash equivalents of $34 and $38 as of September 30, 2024 and December 31, 2023, respectively. We have incurred net losses since our inception. For the nine months ended September 30, 2024 and 2023, we incurred net losses available to common stockholders of $6,667 and $25,970, respectively. At September 30, 2024, had a working capital deficit and a total stockholders’ deficit of $31,439 and $17,554, respectively. Our operations used cash of $995 and $6,165 for the nine months ended September 30, 2024 and 2023, respectively. We are expecting the Myrtle and RCHI businesses to be cash flow neutral through the remainder of 2024.

Our current revenue is not adequate to fund our operations in the next twelve months and requires us to fund our business through other avenues until the time we achieve adequate scale. Securing additional capital is necessary to execute on our business strategy. We are currently negotiating additional funding with multiple sources.

Financing

During the third quarter of 2023, we completed two tranches of private placements that provided gross proceeds of $450 and $294. After deducting placement agent fees and other offering expenses, the net proceeds from the private placements were $260 and $217.

During the fourth quarter of 2023, we entered into the Strata Purchase Agreement with ClearThink, as supplemented by that certain Supplement to Strata Purchase Agreement, dated as of October 13, 2023, by and between us and ClearThink. During the fourth quarter of 2023, we completed two tranches of private placements under the terms of the Strata Purchase Agreement with ClearThink that provided gross proceeds of $200 and $256. After deducting finder’s fees and other offering expenses, the net proceeds from the private placements were of $186 and $246. On August 13, 2024, the Company entered into Amendment No. 1 to the Strata Purchase Agreement pursuant to which the commitment amount was increased from $2,000 to $5,000.

February 1, 2024 Second Strata Purchase Agreement

On February 1, 2024, we entered into the Second Strata Purchase Agreement with ClearThink. No shares of the Company’s common stock were issued under the Second Strata Purchase Agreement and on August 8, 2024, the Company and ClearThink entered into a termination agreement and all outstanding obligations were terminated.

On January 3, 2024, we issued to ClearThink a promissory note in the principal amount of $75, less an original issue discount of $25, on January 30, 2024, we issued to ClearThink a promissory note in the principal amount of up to $750, less an original issue discount of $250, on May 15, 2024, we issued ClearThink a promissory note in the principal amount of $300 and on August 16, 2024, under the terms of an extension, the principal balance was increased to $350, the discount was increased to $175 and we agreed to issue ClearThink 100,000 shares of our Class A Common Stock. In addition, on August 16, 2024, we issued ClearThink a promissory note in the principal amount of $40 and we received proceeds of $27. We received net cash proceeds totaling $656 during the nine months ended September 30, 2024 from the issuances of these notes payable.

On April 28, 2024, we entered into a Securities Purchase Agreement with LGH pursuant to which we issued to LGH a convertible promissory note in the principal amount of $110 and 200,000 shares of our Class A Common Stock as inducement shares to LGH. We received cash of $100 from the issuance of the convertible promissory note.

On April 30, 2024, we entered into a Securities Purchase Agreement with IG pursuant to which we issued IG a promissory note in the principal amount of $150 and we agreed to issue 100,000 shares of our Class A Common Stock as inducement shares to IG. We received cash of $100 from the issuance of the promissory note. On August 16, 2024, the note was extended to September 30, 2024. Under the extension, we agreed to increase the principal balance by $25 and to issue IG 50,000 shares of our Class A Common Stock. During the period November 1, 2024 to November 15, 2024, the full principal balance and associated accrued interest of the IG promissory note of $195 was converted into 415,000 shares of the Company’s Class A Common Stock.

Pursuant to the acquisition of Myrtle, we issued a non-interest bearing note payable to RHI due on December 31, 2024 in the original principal amount of $1,611. As of September, the principal balance was $707. In addition, we issued a non-interest bearing promissory note due on demand to RHI in the amount of $265 for a portion of the purchase price of Myrtle.

On June 12, 2024, we entered into a Securities Purchase Agreement (the “SPA”) with an institutional investor (the “Purchaser”) pursuant to which we agreed to issue to the Purchaser and subsequent purchasers who will also be parties to the SPA (the Purchaser, together with the purchasers, the “Purchasers”) Senior Notes Payable in the aggregate principal amount of up to $2,800.

The closings of the SPA (each a “Closing,” or, together, the “Closings”) are as follows:

●	On the June 14, 2024, the Purchaser purchased an aggregate of $840 in principal amount of the Senior Note Payable and we received cash proceeds of $750. On July 17, 2024, we issued to the Purchaser 1,108,755 shares of our common stock per the terms of the agreement.

●	On August 1, 2024, the Purchaser purchased an aggregate of $280 in principal amount of the Senior Note Payable and we received cash proceeds of $250.

●	Upon the closing of the acquisition of RCHI, the Purchaser(s) agreed to purchase up to an aggregate of $1,120 in principal amount of the Senior Notes Payable. However, the Purchaser or Purchasers have not yet purchased these additional notes due to conditions of the SPA that have not been met. The terms of the acquisition of RCHI were amended as more fully discussed in Note 5 to the accompanying unaudited condensed consolidated financial statements.

●	Upon the filing of a registration statement by us with the SEC relating to the resale by the Purchasers (and any affiliates) of all shares of Class A Common Stock of the Company beneficially owned by each Purchaser (and any affiliate) the Purchasers have agreed to purchase up to an aggregate of $560 in principal amount of the Senior Notes Payable. The Purchaser or Purchasers have not yet purchased these notes because the conditions to fund have not yet been fully met.

On July 22, 2024, we issued a promissory note to 1800 Diagonal Lending LLC in the principal amount of $169 and we received cash of $125.

On September 10, 2024, we issued a note payable due on September 10, 2026 to RHI in the principal amount of $22,000 for the purchase of RCHI. In addition, we have outstanding the Western Note Payable in the amount of $624, which was owed by RCHI at the time of the acquisition of RCHI.

Going Concern

Our primary uses of cash are to fund our operations as we continue to grow our business, as well as to service our debt. We finalized the acquisition of Myrtle on June 14, 2024 and the acquisition of RCHI on September 10, 2024. We are expecting the Myrtle and RCHI businesses to be cash flow neutral through the remainder of 2024. Capital expenditures have historically not been material to our consolidated operations, and we do not anticipate making material capital expenditures in the remainder of 2024 or in 2025. We expect that our liquidity requirements will continue to consist of working capital, including payments of outstanding debt and accrued liabilities and general corporate expenses associated with the growth of our business. Based on our current operations, we do not have sufficient capital to fund our operations for at least 12 months from the date hereof. We expect to address our liquidity needs through the pursuit of additional funding through a combination of equity or debt financings and additional strategic acquisitions to enable us to fund our operations.

We have taken various actions to bolster our cash position, including raising funds through the private placements and transactions with ClearThink, LGH, IG, 1800 Diagonal Lending LLC, the Purchaser described above, as well as other lenders, and conserving cash by issuing shares of our Class A Common Stock under license agreements, legal settlements, consulting agreements, finder’s fees related to equity and debt financing and consulting agreements, among other transactions. We are also looking at conserving cash by issuing shares of our preferred stock, subject to shareholder approval.

Based on our current operating plan, our cash position as of September 30, 2024, and after taking into account the actions described above, we expect to be able to fund our operations through the second quarter of 2025. Even if our current operating plan is successful, we expect to need additional financing or other increase in our cash and cash equivalents balance to enable us to fund our future operations.

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

Cash Flows

Nine Months Ended September 30, 2024 and 2023

The following table summarizes our cash flow data for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Cash Provided by / (Used in)
Nine Months Ended September 30,	2024	2023
Operating Activities	$(995)	$(6,165)
Investing Activities	$14	$-
Financing Activities	$977	$692

Operating Activities

Net cash of $995 and $6,164 was used in operating activities in the nine months ended September 30, 2024 and 2023, respectively. The improvement was primarily the result of the $16,979 reduction in the net loss attributable to FOXO, in the nine months ended September 30, 2024 compared to the prior period. The improvement in the nine months ended September 30, 2024 was partially offset by certain noncash items in the 2023 period, including: (i) the loss from PIK Note Amendment and 2022 Debenture Release of $3,521, (ii) higher amortization of consulting fees paid in common stock of $1,719 and (iii) impairment of assets of $2,633, among other items.

Investing Activities

Investing activity in the nine months ended September 30, 2024 provided cash of $14, which represented the cash acquired from the purchases of Myrtle and RCHI. No cash was used or provided by investing activities in the nine months ended September 30, 2023.

Financing Activities

Net cash of $977 was provided by financing activities in the nine months ended September 30, 2024 from the issuances of promissory notes of $1,981, partially offset by a payment of the note payable to RHI of $904 and payments under accounts receivable sales agreements of $100. Cash of $692 was provided by financing activities in the nine months ended September 30, 2023, including $744 from private placements, $247 from the issuance of a related party promissory note, partially offset by $299 of deferred offering costs.

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

Contractual Obligations

Our contractual obligations as of September 30, 2024 include (in thousands):

	Amounts Due by Period
(Dollars in thousands)	1 Year	2 - 3 years	4 - 5 years	More than 5 years	Total
KR8 Agreement (a)	$2,322	4,450	4,450	-	$11,222
Other license agreement (b)	40	40	20	-	100
Note payable (c)	8,354	-	-	-	8,354
Related parties payable (d)	1,261	22,100	-	-	23,361
Related parties ROU lease obligations (e)	1,200	2,400	2,400	1,200	7,200
Supplier and other commitments	54	-	-	-	54
Total	$13,231	28,990	6,870	1,200	$50,291

(a)	Amount due under KR8 Agreement include $2,000 for initial license and development fees, $50 per month for maintenance fees and minimum royalty payments. Perpetual management and royalty fees are projected through five years only.

(b)	License agreement remains in place until the licensor’s patents expire or are abandoned. Amounts do not include development milestones that have not been reached as of September 30, 2024.

(c)	Represents the principal and interest balance as of September 30, 2024 for various notes payable, including the Senior PIK notes in the amount of $4,971, which are past due. The Senior PIK Notes are subject to prepayment penalties and interest is paid through the issuance of additional Senior PIK Notes. The ultimate amount required to settle the Senior PIK notes will vary depending on when they are settled. Notes payable are more fully discussed in Note 10 of the accompanying unaudited condensed consolidated financial statements.

(d)	Represents the principal and interest balances as of September 30, 2024 of notes to RHI for acquisitions of Myrtle and RCHI, and Promissory notes 1 and 2. Notes to RHI are more fully discussed in Note 10. Promissory note 1 does not bear interest and Promissory note 2 accrues interest in arrears at a rate of 13.25% per annum. The notes are due on demand, and in the absence of any demand, one year from the issuance date and may be prepaid, in whole or in part, without penalty at any time.

(e)	Includes: (i) facilities lease between Myrtle and a subsidiary of RHI beginning June 14, 2024 for a term of one year with annual options to renew for up to 5 years. Initial monthly base rental amount is $35 and with annual rental increases equal to the greater of 3% and the consumer price index; and (ii) facilities lease between RCHI and a subsidiary of RHI beginning June 1, 2024 for a term of one year with annual options to renew for up to 5 years. Initial monthly base rental amount is $65 and with annual rental increases equal to the greater of 3% and the consumer price index.

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

Going Concern

Our history of losses requires management to critically assess our ability to continue operating as a going concern. For the nine months ended September 30, 2024 and 2023, we incurred net losses to common stockholders of $6,667 and $25,970, respectively. As of September 30, 2024, we had a working capital deficit and a total stockholders’ deficit of $31,439 and $17,554, respectively. Cash of $995 and $6,165 was used in operating activities for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had $34 of available cash and cash equivalents.

On a quarterly basis, we assess going concern uncertainty for our condensed consolidated financial statements to determine if we have sufficient cash and cash equivalents on hand and working capital to operate for a period of at least one year from the date our condensed consolidated financial statements are issued or are available to be issued (the “look-forward period”). Based on conditions that are known and reasonably knowable to us, we consider various scenarios, forecasts, projections, and estimates, and we make certain key assumptions, including the timing and nature of projected cash expenditures or programs, among other factors, and our ability to delay or curtail those expenditures or programs within the look-forward period, if necessary. Until additional equity or debt capital is secured, and the Company begins generating sufficient revenue, reducing losses, and improving future cash flows, there is substantial doubt about the Company’s ability to continue as a going concern. The Company will continue ongoing capital raise initiatives and has demonstrated previous success in raising capital to support its operations.

During the first quarter of 2023, we completed the sale of FOXO Life Insurance Company in order to gain access to the cash held as statutory capital and surplus at FOXO Life Insurance Company, which we used to fund a portion of our operations during 2023. On June 14, 2024 and September 10, 2024, we completed the acquisitions of Myrtle and RCHI, respectively, which are more fully discussed in Note 5 to the unaudited condensed consolidated financial statements included in this report. While Myrtle is still in the startup phase, RCHI, through its hospital BSF, is expected to provide us with positive operating cash flows. In addition, to fund our operations, we continue to (i) pursue additional avenues to capitalize the Company, (ii) pursue additional strategic operating companies, and (iii) commercialize our products to generate revenue.

As previously disclosed, on September 20, 2022, we issued the Senior PIK Notes in an aggregate principal amount of $3,457, each with a maturity date of April 1, 2024. Pursuant to the terms of the Senior PIK Notes, commencing on November 1, 2023, and on each one-month anniversary thereof, we are required to pay the holders of the Senior PIK Notes an equal amount until their outstanding principal balance has been paid in full on the Maturity Date, or, if earlier, upon acceleration or prepayment of the Senior PIK Notes in accordance with their terms. We failed to make the payments due on November 1, 2023 and on each one-month anniversary thereof, which constitutes an event of default under the Senior PIK Notes. On October 18, 2024, the Company entered into the PIK Notes Amendment No. 1. Under the PIK Notes Amendment No.1, which is more fully discussed in Notes 10 and 18 to the accompanying unaudited condensed consolidated financial statements, the Senior PIK Notes would be exchanged for the Company’s Series B Preferred Stock, subject to stockholder approval.

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

On July 10, 2024, the Company received an official notice of noncompliance from NYSE stating that the Company is not in compliance with Section 1003(a)(ii) of the Company Guide since it reported stockholders’ deficit of $16,167 as of June 30, 2024, and losses from continuing operations and/or net losses in its three most recent fiscal years ended December 31, 2023. The Company is now subject to the procedures and requirements set forth in Section 1009 of the Company Guide.

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

However, we can provide no assurance that these actions will be successful or that additional sources of financing will be available to us on favorable terms, if at all. As such, until additional equity or debt capital is secured and we begin generating sufficient revenue, there is substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the issuance of the accompanying unaudited condensed consolidated financial statements. As a result of the Company’s acquisition of RCHI on September 10, 2024, the Company believes it will be able to fund its operations until the second quarter of 2025. In any event, if we are unable to fund our operations we will be required to evaluate further alternatives, which could include further curtailing or suspending operations, selling the Company, dissolving and liquidating its assets or seeking protection under the bankruptcy laws. A determination to take any of these actions could occur at a time that is earlier than when we would otherwise exhaust our cash resources.

Factors That May Adversely Affect our Results of Operations

Our results of operations may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our operations are susceptible to additional risks as a result of our recent acquisitions of Myrtle and RCHI – see Part II, Item 1A, “Risk Factors.” Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the effects of pandemics, including the resurgence of the COVID-19 pandemic, and the emergence of new variants, and geopolitical instability, such as the military conflicts in Ukraine and Israel. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2024.

Management became aware of the material weaknesses described above during the preparation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. To address the material weaknesses, the Company performed additional analyses and other procedures, including reviewing the terms of its common stock warrants and the methods used to determine the fair value of its common stock warrants as presented in its unaudited condensed consolidated financial statements at and as of September 30, 2024. However, the material weaknesses have not been fully remediated as of the filing date of this report.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Illumina Inc. Order

On July 10, 2024, the Company was informed by counsel to Illumina Inc that a summary judgment had been granted to Illumina Inc in the amount of $822. The Company is in discussion with Illumina’s counsel to settle the amount.

Senior PIK Notes Claim

On October 9, 2024, the Company was made aware of a Complaint made by two of the holders of the Company’s Senior PIK Notes claiming $650 and $325, respectively. Although the Company received consent by 50.01% of the holders of the Senior PIK Notes to a conversion amendment, the Company is in the process of seeking counsel in this matter.

ITEM 1A. RISK FACTORS

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. In addition to the risk factors set forth below and the other information set forth in this Form 10-Q, you should carefully consider the factors disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on June 6, 2024, all of which could materially affect our business, financial condition and future results. With the acquisitions of Myrtle and RCHI, we face added risks associated with these businesses as follows (dollars in thousands):

Our newly acquired behavioral health facility may not become profitable.

We acquired Myrtle from RHI on June 14, 2024. Myrtle was formed in the second quarter of 2022 to pursue opportunities in the behavioral health sector, initially in rural markets. On August 10, 2023, Myrtle was granted a license by the Department of Mental Health and Substance Abuse Services of Tennessee to operate an alcohol and drug treatment facility in Oneida Tennessee. The facility, which is located at the BSF campus, commenced operations and began accepting patients on August 14, 2023. Myrtle offers substance abuse treatments and services that are provided on either an inpatient, residential basis or an outpatient basis. Presently, it offers alcohol and drug residential detoxification and residential rehabilitation treatment services for up to 30 inpatients. To date, Myrtle’s operations have incurred losses and generated negative cash flow from operations and there is no assurance that Myrtle’s operations will become profitable in the future, which would have a negative impact on our results of operations, cash flows and financial condition.

We have incurred significant debt as a result of the acquisitions of Myrtle and RCHI, portions of which are due on demand.

We currently have, and will likely continue to have, a substantial amount of indebtedness. As of September 30, 2024, we had total debt outstanding of $31,565, including promissory notes totaling $22,972 that were issued to RHI in connection with the acquisitions of Myrtle and RCHI. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt and other obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions and place us at a competitive disadvantage. Restrictive covenants in the agreements governing our indebtedness may adversely affect us.

Our ability to meet our obligations depends on our future performance and capital raising activities, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If our cash flow and capital resources prove inadequate to allow us to pay the principal and interest on our debt and meet our other obligations, including debt covenants, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt, which we may be unable to do on acceptable terms, and forego attractive business opportunities. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.

Our results of operations may be adversely affected if the Patient Protection and Affordable Care Act (“ACA”) is repealed, replaced or otherwise changed.

The ACA has increased the number of people with health care insurance. It also has reduced Medicare and Medicaid reimbursements. Numerous proposals continue to be discussed to repeal, amend or replace the law. We cannot predict whether any such repeal, amend or replace proposals, or any parts of them, will become law and, if they do, what their substance or timing will be. There is uncertainty whether, when and how the ACA may be changed, what alternative provisions, if any, will be enacted, the timing of enactment and implementation of any alternative provisions and the impact of any alternative provisions on providers as well as other healthcare industry participants. Efforts to repeal or change the ACA or implement other initiatives intended to reform healthcare delivery and financial systems may have an adverse effect on our business and results of operations.

General economic conditions.

Much healthcare spending is discretionary and can be significantly impacted by economic downturns. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose to defer or forego elective surgeries and other non-emergent procedures, which are generally more profitable lines of business for hospitals. In addition, employers may impose or patients may select a high-deductible insurance plan or no insurance at all, which increases a hospital’s dependence on self-pay revenue. Moreover, a greater number of uninsured patients may seek care in our emergency rooms.

We are unable to quantify the specific impact of current or recent economic conditions on our business, however, we believe that the economic conditions in the service areas in which our hospitals operate may have an adverse impact on our operations. Such impact can be expected to continue to affect not only the healthcare decisions of our patients and potential patients but could also have an adverse impact on the solvency of certain managed care providers and other counterparties to transactions with us.

Healthcare plans have taken steps to control the utilization and reimbursement of healthcare services.

We also face efforts by non-governmental third-party payers, including healthcare plans, to reduce utilization and reimbursement for healthcare services.

The healthcare industry has experienced a trend of consolidation among healthcare insurance plans and payers, resulting in fewer but larger insurance plans with significant bargaining power to negotiate fee arrangements with healthcare providers. These healthcare plans, and independent physician associations, may demand that providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing services to their members through capped payment arrangements. There are also an increasing number of patients enrolling in consumer driven products and high deductible plans that involve greater patient cost-sharing.

The increased consolidation among healthcare plans and payers increases the potential adverse impact of not being, or ceasing to be, a contracted provider with any such insurer. The ACA includes provisions, including ones regarding the creation of healthcare exchanges, which may encourage healthcare insurance plans to increase exclusive contracting.

We expect continuing efforts to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of services. These efforts, including future changes in third-party payer rules, practices and policies or ceasing to be a contracted provider to many healthcare plans, have had and may continue to have a material adverse effect on our business.

Some of our operations are subject to federal and state laws prohibiting “kickbacks” and other laws designed to prohibit payments for referrals and eliminate healthcare fraud.

Federal and state anti-kickback and similar laws prohibit payment, or offers of payment, in exchange for referrals of products and services for which reimbursement may be made by Medicare or other federal and state healthcare programs. Some state laws contain similar prohibitions that apply without regard to the payer of reimbursement for the services. Under a federal statute, known as the “Stark Law” or “self-referral” prohibition, physicians, subject to certain exceptions, are prohibited from referring their Medicare or Medicaid program patients to providers with which the physicians or their immediate family members have a financial relationship, and the providers are prohibited from billing for services rendered in violation of Stark Law referral prohibitions. Violations of the federal Anti-Kickback Law and Stark Law may be punished by civil and criminal penalties, and/or exclusion from participation in federal health care programs, including Medicare and Medicaid. States may impose similar penalties. The ACA significantly strengthened provisions of the Federal False Claims Act and Anti-Kickback Law provisions, and other health care fraud provisions, leading to the possibility of greatly increased qui tam suits by private citizen “relators” for perceived violations of these laws. There can be no assurance that our activities will not come under the scrutiny of regulators and other government authorities or that our practices will not be found to violate applicable laws, rules and regulations or prompt lawsuits by private citizen relators under federal or state false claims laws.

Federal officials responsible for administering and enforcing the healthcare laws and regulations have made a priority of eliminating healthcare fraud. For example, the ACA includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increased potential penalties for violations. Federal funding available for combating health care fraud and abuse generally has increased. While we seek to conduct our business in compliance with all applicable laws and regulations, many of the laws and regulations applicable to our business, particularly those relating to billing and reimbursement of services and those relating to relationships with physicians, hospitals and patients, contain language that has not been interpreted by courts. We must rely on our interpretation of these laws and regulations based on the advice of our counsel and regulatory or law enforcement authorities may not agree with our interpretation of these laws and regulations and may seek to enforce legal remedies or penalties against us for violations.

From time to time we may need to change our operations, particularly pricing or billing practices, in response to changing interpretations of these laws and regulations, or regulatory or judicial determinations with respect to these laws and regulations. These occurrences, regardless of their outcome, could damage our reputation and harm important business relationships that we have with healthcare providers, payers and others. Furthermore, if a regulatory or judicial authority finds that we have not complied with applicable laws and regulations, we would be required to refund amounts that were billed and collected in violation of such laws and regulations. In addition, we may voluntarily refund amounts that were alleged to have been billed and collected in violation of applicable laws and regulations. In either case, we could suffer civil and criminal damages, fines and penalties, exclusion from participation in governmental healthcare programs and the loss of licenses, certificates and authorizations necessary to operate our business, as well as incur liabilities from third-party claims, all of which could harm our operating results and financial condition.

Moreover, regardless of the outcome, if we or physicians or other third parties with whom we do business are investigated by a regulatory or law enforcement authority we could incur substantial costs, including legal fees, and our management may be required to divert a substantial amount of time to an investigation.

To enhance compliance with applicable health care laws, and mitigate potential liability in the event of noncompliance, regulatory authorities, such as the OIG, have recommended the adoption and implementation of a comprehensive health care compliance program that generally contains the elements of an effective compliance and ethics program described in Section 8B2.1 of the United States Sentencing Commission Guidelines Manual, and for many years the OIG has made available a model compliance program. In addition, certain states require that health care providers that engage in substantial business under the state Medicaid program have a compliance program that generally adheres to the standards set forth in the Model Compliance Program. Also, under the ACA, HHS will require suppliers, such as the Company, to adopt, as a condition of Medicare participation, compliance programs that meet a core set of requirements. While we have adopted, or are in the process of adopting, healthcare compliance and ethics programs that generally incorporate the OIG’s recommendations, and training our applicable employees in such compliance, having such a program can be no assurance that we will avoid any compliance issues.

We conduct our business in a heavily regulated industry and changes in regulations or violations of regulations could, directly or indirectly, harm our operating results and financial condition.

The healthcare industry is highly regulated and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. Areas of the regulatory environment that may affect our ability to conduct business include, without limitation:

●	federal and state laws applicable to billing and claims payment;
●	federal and state laws relating to licensure;
●	federal and state anti-kickback laws;
●	federal and state false claims laws;
●	federal and state self-referral and financial inducement laws, including the federal physician anti-self-referral law, or the Stark Law;
●	coverage and reimbursement levels by Medicare and other governmental payors and private insurers;
●	HIPAA, along with the revisions to HIPAA as a result of the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and analogous state laws;
●	federal and state regulation of privacy, security, electronic transactions and identity theft;
●	federal, state and local laws governing the handling, transportation and disposal of medical and hazardous waste;
●	Occupational Safety and Health Administration rules and regulations;
●	changes to laws, regulations and rules as a result of the ACA; and
●	changes to other federal, state and local laws, regulations and rules, including tax laws.

These laws and regulations are extremely complex and in many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. Any determination that we have violated these laws or regulations, or the public announcement that we are being investigated for possible violations of these laws or regulations, could harm our operating results and financial condition. In addition, a significant change in any of these laws or regulations may require us to change our business model in order to maintain compliance with these laws or regulations, which could harm our operating results and financial condition.

Failure to comply with complex federal and state laws and regulations related to submission of claims for services can result in significant monetary damages and penalties and exclusion from the Medicare and Medicaid programs.

We are subject to extensive federal and state laws and regulations relating to the submission of claims for payment for services, including those that relate to coverage of our services under Medicare, Medicaid and other governmental health care programs, the amounts that may be billed for our services and to whom claims for services may be submitted.

Our failure to comply with applicable laws and regulations could result in our inability to receive payment for our services or result in attempts by third-party payers, such as Medicare and Medicaid, to recover payments from us that have already been made. Submission of claims in violation of certain statutory or regulatory requirements can result in penalties, including substantial civil money penalties for each item or service billed to Medicare in violation of the legal requirement, and exclusion from participation in Medicare and Medicaid. Government authorities may also assert that violations of laws and regulations related to submission or causing the submission of claims violate the federal False Claims Act (“FCA”) or other laws related to fraud and abuse, including submission of claims for services that were not medically necessary. Violations of the FCA could result in enormous economic liability. The FCA provides that all damages are trebled. For example, we could be subject to FCA liability if it was determined that the services we provided were not medically necessary and not reimbursable, particularly if it were asserted that we contributed to the physician’s referrals of unnecessary services to us. It is also possible that the government could attempt to hold us liable under fraud and abuse laws for improper claims submitted by an entity for services that we performed if we were found to have knowingly participated in the arrangement that resulted in submission of the improper claims.

Our facilities are subject to potential claims for professional liability, including existing or potential claims based on the acts or omissions of third parties, which claims may not be covered by insurance.

Our facilities are subject to potential claims for professional liability in connection with their operations, as well as potentially acquired or discontinued operations. To cover such claims, professional malpractice liability insurance and general liability insurance are maintained in amounts believed to be sufficient for operations, although some claims may exceed the scope or amount of the coverage in effect. The assertion of a significant number of claims, either within a self-insured retention (deductible) or individually or in the aggregate in excess of available insurance, could have a material adverse effect on our results of operations or financial condition. Premiums for professional liability insurance have historically been volatile and we cannot assure you that professional liability insurance will continue to be available on terms acceptable to us, if at all. The operations of hospitals also depend on the professional services of physicians and other trained healthcare providers and technicians in the conduct of their respective operations. There can be no assurance that any legal action stemming from the act or omission of a third party provider of healthcare services would not be brought against one of our hospitals, resulting in significant legal expenses in order to defend against such legal action or to obtain a financial contribution from the third party whose acts or omissions occasioned the legal action.

Our success depends on our ability to attract and retain qualified healthcare professionals. A shortage of qualified healthcare professionals could weaken our ability to deliver healthcare services.

Our operations are dependent on the efforts, ability and experience of healthcare professionals, such as physicians, nurses, therapists, pharmacists and lab technicians. Each facility’s success has been, and will continue to be, influenced by its ability to attract and retain these skilled employees. A shortage of healthcare professionals, the loss of some or all of its key employees or the inability to attract or retain sufficient numbers of qualified healthcare professionals could cause the operating performance of one or more of our facilities to decline.

Our operations are dependent on the local economies and the surrounding areas in which they operate and are concentrated in Tennessee. A significant deterioration in those economies could cause a material adverse effect on our businesses.

Each rural facility operation is dependent upon the local economy where it is located. A significant deterioration in that economy would negatively impact the demand for the facility’s services, as well as the ability of patients and other payers to pay for service as rendered.

Our net revenues are particularly sensitive to regulatory and economic changes in Tennessee. Any change in the current demographic, economic, competitive or regulatory conditions in the state could have an adverse effect on our business, financial condition or results of operations. Changes to the Medicaid program or other health care laws or regulations in Tennessee could also have an adverse effect.

A significant portion of our net revenues is dependent on Medicare and Medicaid payments and possible reductions in Medicare or Medicaid payments or the implementation of other measures to reduce reimbursements may reduce our revenues.

A significant portion of our net revenues is derived from the Medicare and Medicaid programs, which are highly regulated and subject to frequent and substantial changes. Previous legislative changes have resulted in, and future legislative changes may result in, limitations on and reduced levels of payment and reimbursement for a substantial portion of hospital procedures and costs.

Future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs may have a material adverse effect on our consolidated business, financial condition, results of operations or prospects.

Failure to timely or accurately bill for our services could have a material adverse effect on our business.

Billing for medical services is extremely complicated and is subject to extensive and non-uniform rules and administrative requirements. Depending on the billing arrangement and applicable law, we bill various payers, such as patients, insurance companies, Medicare, Medicaid, physicians, hospitals and employer groups. Changes in laws and regulations could increase the complexity and cost of our billing process. Additionally, auditing for compliance with applicable laws and regulations as well as internal compliance policies and procedures adds further cost and complexity to the billing process.

Missing, incomplete, or incorrect information adds complexity to and slows the billing process, creates backlogs of unbilled services, and generally increases the aging of accounts receivable and bad debt expense. Failure to timely or correctly bill may lead to our not being reimbursed for our services or an increase in the aging of our accounts receivable, which could adversely affect our results of operations and cash flows. Failure to comply with applicable laws relating to billing or even having to pay back amounts incorrectly billed and collected could lead to various penalties, including: (1) exclusion from participation in CMS and other government programs; (2) asset forfeitures; (3) civil and criminal fines and penalties; and (4) the loss of various licenses, certificates and authorizations necessary to operate our business, any of which could have a material adverse effect on our results of operations or cash flows.

There have been times when our accounts receivable have increased at a greater rate than revenue growth and, therefore, have adversely affected our cash flows from operations. We have taken steps to implement systems and processing changes intended to improve billing procedures and related collection results. However, we cannot assure that our ongoing assessment of accounts receivable will not result in the need for additional provisions. Such additional provisions, if implemented, could have a material adverse effect on our operating results.

Our operations may be adversely impacted by the effects of extreme weather conditions, natural disasters such as hurricanes and earthquakes, hostilities or acts of terrorism and other criminal activities.

Our operations are always subject to adverse impacts resulting from extreme weather conditions, natural disasters, hostilities or acts of terrorism or other criminal activities. Such events may result in a temporary decline in the number of patients who seek our services or in our employees’ ability to perform their job duties. In addition, such events may temporarily interrupt our ability to provide our services. The occurrence of any such event and/or a disruption of our operations as a result may adversely affect our results of operations.

Increased competition, including price competition, could have a material adverse impact on our net revenues and profitability.

We operate in a business that is characterized by intense competition. Our major competitors include large national hospitals that possess greater name recognition, larger customer bases, and significantly greater financial resources and employ substantially more personnel than we do. Many of our competitors have long established relationships. Although BSF operates in a community where it is currently the only general acute care hospital, it faces substantial competition from other hospitals in the region. Although these competing hospitals may be many miles away, patients in these markets may travel to these competing hospitals as a result of local physician referrals, managed care plan incentives or personal choices. We cannot assure you that we will be able to compete successfully with such entities in the future.

The healthcare business is intensely competitive both in terms of price and service. Pricing of services is often one of the most significant factors used by patients, health care providers and third-party payers in selecting a provider. As a result of the healthcare industry undergoing significant consolidation, larger providers are able to increase cost efficiencies. This consolidation results in greater price competition. We may be unable to increase cost efficiencies sufficiently, if at all, and as a result, our net earnings and cash flows could be negatively impacted by such price competition. We may also face competition from companies that do not comply with existing laws or regulations or otherwise disregard compliance standards in the industry. Additionally, we may also face changes in fee schedules, competitive bidding for services or other actions or pressures reducing payment schedules as a result of increased or additional competition. Additional competition, including price competition, could have a material adverse impact on our net revenues and profitability.

The effects of the coronavirus pandemic have had, and a reoccurrence would have, a material adverse impact on our business, results of operations and financial condition.

Demand for services at our hospitals was substantially impacted by the COVID-19 pandemic. If the pandemic were to reoccur, we would expect to incur lower net revenues and incur significant losses. Accordingly, additional capital would be required.

The coronavirus pandemic and the steps taken by governments to seek to reduce its spread had a severe impact on the economy and the health care industry in particular. Hospitals were especially affected. Small rural hospitals, such as ours, may be overwhelmed by patients if the pandemic were to reoccur in their local areas. Staffing costs, and concerns due to the potential exposure to infections, would most likely increase, as well as the costs of needed medical supplies necessary to keep the hospitals open. Doctors and patients would likely defer elective procedures and other health care services. Travel bans, social distancing and quarantines could limit access to our facilities. Business closings and layoffs in our local areas would result in the loss of insurance and adversely affect demand for our services, as well as the ability of patients and other payers to pay for services as rendered.

Continued supply chain shortages could increase our costs of operations or adversely affect our results of operations.

Shortages, delays, increased costs, and governmental restrictions arising from the COVID-19 pandemic or arising out of increased demand as the pandemic wanes have disrupted and may continue to disrupt the ability of our facilities to procure items used in their operations. A severe inability to obtain such items or substantially increased costs for the items could have an adverse effect on our results of operations if we are unable to pass such costs along to patients.

Sustained inflation could increase our costs of operations.

The healthcare industry is very labor intensive and salaries and benefits are subject to inflationary pressures, as are supply and other costs. Furthermore, we are unable to predict whether recent inflationary spikes, which were initially thought to be transitory and due to pandemic recovery related demand, labor shortages in selected markets, and supply chain issues, will continue for an extended period of time. Substantially increased costs of personnel, goods, and services could have an adverse effect on our results of operations if we are unable to pass such costs along to patients. The concentration of our patients in persons for whom the cost of treatment is paid for under government programs could substantially limit our ability to pass through such costs.

Failure to maintain the security of patient-related information or compliance with security requirements could damage the Company’s reputation with patients and cause it to incur substantial additional costs and to become subject to litigation.

Pursuant to HIPAA and certain similar state laws, we must comply with comprehensive privacy and security standards with respect to the use and disclosure of protected health information. Under the HITECH amendments to HIPAA, HIPAA was expanded to require certain data breach notifications, to extend certain HIPAA privacy and security standards directly to business associates, to heighten penalties for noncompliance and to enhance enforcement efforts. If the Company does not comply with existing or new laws and regulations relating to protecting the privacy and security of personal or health information, it could be subject to monetary fines, civil penalties or criminal sanctions.

The Company receives certain personal and financial information about its patients. In addition, the Company depends upon the secure transmission of confidential information over public networks, including information permitting cashless payments. While we take reasonable and prudent steps to protect this information, a compromise in the Company’s security systems that results in patient personal information being obtained by unauthorized persons or the Company’s failure to comply with security requirements for financial transactions could adversely affect the Company’s reputation with its customers and others, as well as the Company’s results of operations, financial condition and liquidity. It could also result in litigation against the Company or the imposition of penalties.

Failure of the Company to comply with emerging electronic transmission standards could adversely affect our business.

The failure of our IT systems to keep pace with technological advances may significantly reduce our revenues or increase our expenses. Public and private initiatives to create healthcare information technology (“HCIT”) standards and to mandate standardized clinical coding systems for the electronic exchange of clinical information could require costly modifications to our existing HCIT systems. While we do not expect HCIT standards to be adopted or implemented without adequate time to comply, if we fail to adopt or delay in implementing HCIT standards, we could lose customers and business opportunities.

Compliance with the HIPAA security regulations and privacy regulations may increase the Company’s costs.

The HIPAA privacy and security regulations, including the expanded requirements under HITECH, establish comprehensive federal standards with respect to the use and disclosure of protected health information by health plans, healthcare providers and healthcare clearinghouses, in addition to setting standards to protect the confidentiality, integrity and security of protected health information. The regulations establish a complex regulatory framework on a variety of subjects, including:

●	the circumstances under which the use and disclosure of protected health information are permitted or required without a specific authorization by the patient, including but not limited to treatment purposes, activities to obtain payments for the Company’s services, and its healthcare operations activities;
●	a patient’s rights to access, amend and receive an accounting of certain disclosures of protected health information;
●	the content of notices of privacy practices for protected health information;
●	administrative, technical and physical safeguards required of entities that use or receive protected health information; and
●	the protection of computing systems maintaining Electronic Personal Health Information (“ePHI”).

The Company has implemented policies and procedures related to compliance with the HIPAA privacy and security regulations, as required by law. The privacy and security regulations establish a “floor” and do not supersede state laws that are more stringent. Therefore, the Company is required to comply with both federal privacy and security regulations and varying state privacy and security laws. In addition, for healthcare data transfers from other countries relating to citizens of those countries, the Company may also be required to comply with the laws of those other countries. The federal privacy regulations restrict the Company’s ability to use or disclose patient identifiable data, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. HIPAA, as amended by HITECH, provides for significant fines and other penalties for wrongful use or disclosure of protected health information in violation of the privacy and security regulations, including potential civil and criminal fines and penalties. Due to the enactment of HITECH and an increase in the amount of monetary financial penalties, government enforcement has also increased. It is not possible to predict what the extent of the impact on business will be, other than heightened scrutiny and emphasis on compliance. If the Company does not comply with existing or new laws and regulations related to protecting the privacy and security of health information it could be subject to significant monetary fines, civil penalties or criminal sanctions. In addition, other federal and state laws that protect the privacy and security of patient information may be subject to enforcement and interpretations by various governmental authorities and courts resulting in complex compliance issues. For example, the Company could incur damages under state laws pursuant to an action brought by a private party for the wrongful use or disclosure of confidential health information or other private personal information.

Failure in the Company’s information technology systems or delays or failures in the development and implementation of updates or enhancements to those systems could significantly delay billing and otherwise disrupt the Company’s operations or patient relationships.

The Company’s business and patient relationships depend, in part, on the continued performance of its information technology systems. Despite network security measures and other precautions, the Company’s information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptions. Sustained system failures or interruption of the Company’s systems in one or more of its operations could disrupt the Company’s ability to conduct its business. Breaches with respect to protected health information could result in violations of HIPAA and analogous state laws, and risk the imposition of significant fines and penalties. Failure of the Company’s information technology systems could adversely affect the Company’s business, profitability and financial condition.

Health care reform and related programs (e.g. Health Insurance Exchanges), changes in government payment and reimbursement systems, or changes in payer mix, including an increase in capitated reimbursement mechanisms and evolving delivery models, could have a material adverse impact on the Company’s net revenues, profitability and cash flow.

Our services are billed to private patients, Medicare, Medicaid, commercial clients, managed care organizations (“MCOs”) and third-party insurance companies. Bills may be sent to different payers depending on the medical insurance benefits of a particular patient. Increases in the percentage of services billed to government and managed care payers could have an adverse impact on the Company’s net revenues.

A portion of the third-party insurance fee-for-service revenues are collectible from patients in the form of deductibles, copayments and coinsurance. As patient cost-sharing increases, collectability may be impacted.

In addition, Medicare and Medicaid and private insurers have increased their efforts to control the cost, utilization and delivery of health care services. Measures to regulate health care delivery have resulted in reduced prices, added costs and decreased utilization as well as increased complexity and new regulatory and administrative requirements. Changes to, or repeal of, the ACA, the health care reform legislation passed in 2010, also may continue to affect coverage, reimbursement and utilization of services, as well as administrative requirements, in ways that are currently unpredictable.

The Company expects efforts to impose reduced reimbursement, more stringent payment policies and utilization and cost controls by government and other payers to continue. If the Company cannot offset additional reductions in the payments it receives for its services by reducing costs, increasing the number of patients treated and/or introducing new procedures, it could have a material adverse impact on the Company’s net revenues, profitability and cash flows.

As an employer, health care reform legislation also contains numerous regulations that will require the Company to implement significant process and record keeping changes to be in compliance. These changes increase the cost of providing healthcare coverage to employees and their families. Given the limited release of regulations to guide compliance, as well as potential changes to or repeal of the ACA, the exact impact to employers including the Company is uncertain.

Adverse results in material litigation matters or governmental inquiries could have a material adverse effect upon the Company’s business and financial condition.

The Company may become subject in the ordinary course of business to material legal action related to, among other things, professional liability, contracts and employee-related matters, as well as inquiries and requests for information from governmental agencies and bodies and Medicare or Medicaid payors requesting comment and/or information on allegations of billing irregularities, billing and pricing arrangements, privacy practices and other matters that are brought to their attention through billing audits or third parties. The healthcare industry is subject to substantial Federal and state government regulation and audit. Legal actions could result in substantial monetary damages as well as damage to the Company’s reputation with customers, which could have a material adverse effect upon its business.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit No.	Description	Included	Form	Referenced Exhibit	Filing Date
10.1	Corporate Development Advisory Agreement dated July 25, 2024 with C L Talent Inc.	Filed Herewith

10.2	Advisory Agreement July 25, 2024 with J.H. Darbie & Co., Inc.	Filed Herewith

10.3	Engagement of J.H. Darbie & Co., Inc. dated July 25, 2024	Filed Herewith

10.4	Services Agreement July 25, 2024 with Mark White	Filed Herewith

10.5	Amendment No. 1 dated August 13, 2024 to the Strata Purchase Agreement dated October 13, 2023 with ClearThink Capital Partners, LLC	Filed Herewith

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1#	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350.	Furnished Herewith

101.INS	Inline XBRL Instance Document.	Filed Herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed Herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed Herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed Herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed Herewith

#	This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOXO TECHNOLOGIES INC.

Date: November 19, 2024	/s/ Mark White
	Name:	Mark White
	Title:	Interim Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2024	/s/ Martin Ward
	Name:	Martin Ward
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

