Form 10-K
period 2024-12-31
FOXO TECHNOLOGIES INC.
filed 2025-04-15
CIK 1812360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-39783

FOXO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Delaware	85-1050265
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

477 South Rosemary Ave., Suite 224
West Palm Beach, FL 33401
(Address of principal executive offices)

(612) 800-0059

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrants most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the NYSE American on June 30, 2024 was approximately $2,653,834. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be “affiliates.”

The number of shares of Registrant’s Class A Common Stock outstanding, par value $0.0001 per share, as of April 8, 2025, was 35,843,767.

FOXO TECHNOLOGIES INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

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

Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future. Unless otherwise noted, the following discussion of the Company’s business in Item 1, “Business” and its risk factors in Item 1A, “Risk Factors” is based on its operations as of December 31, 2024. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Part I., Item 1A, “Risk Factors,” and elsewhere in this Annual Report such as, but not limited to the risks detailed in “Risk Factors” herein:

Unless expressly indicated or the context requires otherwise, the terms “FOXO,” the “Company,” “we,” “us” or “our” in this Annual Report refer to FOXO Technologies Inc., a Delaware corporation, and, where appropriate, its wholly-owned and majority-owned subsidiaries.

ii

PART I

Item 1. Business

Overview

FOXO Technologies Inc., is a healthcare services and technology company. We currently operate three synergistic divisions, an epigenetics diagnostics and interpretation division, a rural hospital division, and a mental and behavioral health division.

Our mission is to build healthier communities by encompassing technology and expertise to offer a diverse and adaptable range of healthcare services and solutions to improve the quality of healthcare and lives for those we serve.

Our Business Operations

FOXO Technologies Inc., (“FOXO”) formerly known as Delwinds Insurance Acquisition Corp., a Delaware corporation, was originally formed in April 2020 as a publicly traded special purpose company for the purpose of effecting a merger, capital stock exchange, asset acquisition, reorganization, or similar business combination involving one or more businesses. FOXO is commercializing epigenetic biomarker technology to support groundbreaking scientific research and disruptive next-generation business initiatives. The Company applies automated machine learning and AI technologies to discover epigenetic biomarkers of human health, wellness and aging and, with the acquisitions of Myrtle Recovery Centers, Inc. (“Myrtle”), effective on June 14, 2024, and Rennova Community Health, Inc. (“RCHI”), and its wholly owned subsidiary, Scott County Community Health, Inc. (“SCCH”), on September 10, 2024, the Company offers behavioral health services, including substance use disorder treatment, and it operates a critical access designated hospital in Oneida, Tennessee.

Segments

The Company manages and classifies its business into two reportable business segments: (i) Healthcare; and (ii) Labs and Life. Previously, Labs and Life were treated as separate segments; however, with the acquisition of Myrtle in June 2024, the Company’s operational focus shifted such that it was appropriate to combine its Labs and Life segments during the second quarter of 2024 and to operate Myrtle, RCHI and SCCH under the Company’s recently formed Healthcare segment. SCCH is doing business as Big South Fork Medical Center (“BSF”).

(i)	Healthcare

Our healthcare segment began with the acquisition of Myrtle on June 14, 2024 and includes RCHI, which was acquired on September 10, 2024. Each of these businesses are more fully described herein. Myrtle offers behavioral health services, primarily substance use disorder treatments and services that are provided on either an inpatient, residential basis or an outpatient basis. RCHI’s hospital, BSF, has 25 inpatient beds, and a 24/7 emergency department and provides ancillary services, including laboratory, radiology, respiratory and pharmacy services. BSF is designated as a Critical Access Hospital (rural) hospital.

(ii)	Labs and Life

Our Labs and Life segment is commercializing proprietary epigenetic biomarker technology to be used for underwriting risk classification in the global life insurance industry. Our innovative biomarker technology enables the adoption of new saliva-based health and wellness biomarker solutions for underwriting and risk assessment. Our research demonstrates that epigenetic biomarkers, collected from saliva, provide measures of individual health and wellness for the factors used in life insurance underwriting traditionally obtained through blood and urine specimens. On February 3, 2023, we sold FOXO Life Insurance Company, as is more fully described herein.

Current Business Strategy

Rennova Community Health, Inc.

BSF is an east Tennessee based Critical Access designated (CAH) 25-bed hospital licensed by the state of Tennessee, offering quality healthcare services for Oneida and the surrounding areas.

The hospital first opened in late 1955 and was known as Scott County Community Hospital. The hospital has been operated by RCHI since August 2017.

We plan to grow this division by acquisition and investment in new operations in targeted areas.

Myrtle Recovery Centers, Inc.

Myrtle was formed in the second quarter of 2022 to pursue opportunities in the behavioral health sector, including substance use disorder treatment, initially in rural markets. Services are provided on either an inpatient, residential basis or an outpatient basis.

Myrtle was granted a license by the Department of Mental Health and Substance Abuse Services of Tennessee to operate an alcohol and drug treatment facility in Oneida, Tennessee. The facility, which is located at BSF’s campus, commenced operations and began accepting patients on August 14, 2023. The facility offers alcohol and drug residential detoxification and residential rehabilitation treatment services for up to 30 patients. On November 1, 2023, Myrtle began accepting patients at its Nonresidential OBOT. The OBOT is located adjacent to Myrtle’s alcohol and drug treatment facility in Oneida, Tennessee and complements the existing residential rehabilitation and detoxification services offered at Myrtle.

We plan to expand the Myrtle business model by acquiring additional operating facilities and by replicating the model in other rural hospital properties or suitable premises.

FOXO Labs

Our epigenetics subsidiary has been serving as a pioneer in the development and integration of epigenetic biomarkers into state-of-the-art underwriting protocols and consumer engagement tools. We are using next-generation technology to transform human health and longevity.

Epigenetic technology has been proven to provide health, lifestyle, and longevity insights that have never before been accessible to humans—from just a single saliva sample. Using saliva-based epigenetic biomarkers, we are eliminating the need for invasive collection, allowing us to provide scientists with advanced epigenetic testing services and bioinformatic tools that support groundbreaking research.

We believe there is growing demand for direct-to-consumer wellness testing and epigenetic data analysis tools and are concentrating efforts on: (1) our Bioinformatics Services offering, a suite of bioinformatic tools to help researchers process, analyze, and interpret epigenetic data (see “Bioinformatics Services” below for more information); and (2) research and development in the fields of health and wellness testing powered by machine learning and artificial intelligence (including a potential AI platform for the delivery of health and well-being data-driven insights to individuals, healthcare professionals and third-party service providers). To further these goals, we intend to leverage the extensive epigenetic data we have generated in our clinical trials and the expertise of our team and continue building strategic alliances with new partners in academia, business, healthcare and government. We also intend to frequently evaluate and develop commercialization opportunities for our product and service offerings and our research findings.

We have reduced our headcount and expenses and identified non-core business assets including dormant software (certain applications, modules, APIs, user interfaces and backend services) which, if sold, could result in a reduction in our outstanding liabilities.

The USPTO has issued Notices of Allowance to us for two patents for the use of machine learning techniques to enable the commercialization of epigenetic biomarkers. We believe that these patents will enhance management’s ability to protect a future health and well-being AI platform, as discussed above, to the extent that we develop one. See “Business – Intellectual Property – Proprietary Intellectual Property” below for more information.

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

Government Regulation (Labs and Life Segment)

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

Conducting human testing is subject to state and federal regulation. Clinical Laboratory Improvement Amendments, or CLIA, is the federal law (administered by the Centers for Medicare& Medicaid Services, or “CMS”) that, in partnership with the states, regulates clinical laboratories that perform testing on human specimens. The Federal Food, Drug, and Cosmetic Act (the “FDC Act”) gives the United States Food and Drug Administration (the “FDA”), the authority to regulate manufacturers of medical devices. We do not believe that our “dry lab” data analysis services require certification under CLIA, or that FDA has jurisdiction over our use of data analysis for general health and wellness and non-diagnostic or medical treatment purposes (see section titled “Risk Factors — Risks Related to Our Epigenetic Testing Services”).

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

Government Regulation (Healthcare)

Overview

The healthcare industry is governed by an extremely complex framework of federal, state and local laws, rules and regulations, and there continues to be federal and state proposals that would, and actions that do, impose limitations on government and private payments to providers. In addition, there regularly are proposals to increase co-payments and deductibles from program and private patients. Facilities also are affected by controls imposed by government and private payors designed to reduce admissions and lengths of stay. Such controls include what is commonly referred to as “utilization review.” Utilization review entails the review of a patient’s admission and course of treatment by a third party. Historically, utilization review has resulted in a decrease in certain treatments and procedures being performed. Utilization review is required in connection with the provision of care which is to be funded by Medicare and Medicaid and is also required under many managed care arrangements.

Many states have enacted, or are considering enacting, additional measures that are designed to reduce their Medicaid expenditures and to make changes to private healthcare insurance. Various states have applied, or are considering applying, for a waiver from current Medicaid regulations in order to allow them to serve some of their Medicaid participants through managed care providers. These proposals also may attempt to include coverage for some people who presently are uninsured, and generally could have the effect of reducing payments to hospitals, physicians and other providers for the same level of service provided under Medicaid.

Healthcare Facility Regulation

Certificate of Need Requirements

A number of states require approval for the purchase, construction or expansion of various healthcare facilities, including findings of need for additional or expanded healthcare services. Certificates of Need (“CONs”), which are issued by governmental agencies with jurisdiction over applicable healthcare facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or the addition of services and certain other matters. Tennessee, the state in which we currently own our facilities, has a CON law that applies to such facilities. States periodically review, modify and revise their CON laws and related regulations. Any violation of state CON laws can result in the imposition of civil sanctions or the revocation of licenses for such facilities. We are unable to predict whether our hospitals will be able to obtain any CONs that may be necessary to accomplish their business objectives in any jurisdiction where such certificates of need are required. In addition, future healthcare facility acquisitions also may occur in states that require CONs.

Future healthcare facility acquisitions also may occur in states that do not require CONs or which have less stringent CON requirements than the state in which RHI currently owns healthcare facilities. Any healthcare facility operated by the Company in such states may face increased competition from new or expanding facilities operated by competitors, including physicians.

Utilization Review Compliance and Hospital Governance

Healthcare facilities are subject to, and are required to comply with, various forms of utilization review. In addition, under the Medicare prospective payment system, each state must have a peer review organization to carry out a federally mandated system of review of Medicare patient admissions, treatments and discharges in hospitals. Medical and surgical services are supervised by committees of staff doctors at each healthcare facility, are overseen by each healthcare facility’s local governing board, the primary voting members of which are physicians and community members, and are reviewed by quality assurance personnel. The local governing boards also help maintain standards for quality care, develop long-range plans, establish, review and enforce practices and procedures and approve the credentials and disciplining of medical staff members.

Emergency Medical Treatment and Active Labor Act

The Emergency Medical Treatment and Active Labor Act (“EMTALA”) is a federal law that requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency department for treatment and, if the patient is suffering from an emergency medical condition or is in active labor, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program, the Medicaid program or both. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against that other hospital. Although we believe that we comply with EMTALA, we cannot predict whether the Centers for Medicare & Medicaid Services (“CMS”) will implement new requirements in the future and whether we will be able to comply with any new requirements.

Drugs and Controlled Substances

Various licenses and permits are required by our hospitals to dispense narcotics. We are required to register our dispensing operations for permits and/or licenses with, and comply with certain operating and security standards of, the United States Drug Enforcement Agency (“DEA”), the Food and Drug Administration (“FDA”), state health departments and other state agencies.

Fraud and Abuse, Anti-Kickback and Self-Referral Regulations

Participation in the Medicare and/or Medicaid programs is heavily regulated by federal statutes and regulations. If we fail to comply substantially with the numerous federal laws governing our businesses, our participation in the Medicare and/or Medicaid programs may be terminated and/or civil or criminal penalties may be imposed. For example, a hospital may lose its ability to participate in the Medicare and/or Medicaid programs if it:

●	makes claims to Medicare and/or Medicaid for services not provided or misrepresents actual services provided in order to obtain higher payments;

●	pays money to induce the referral of patients or the purchase of items or services where such items or services are reimbursable under a federal or state health program;

●	fails to report or repay improper or excess payments; or

●	fails to provide appropriate emergency medical screening services to any individual who comes to a hospital’s campus or otherwise fails to properly treat and transfer emergency patients.

Hospitals continue to be one of the primary focus areas of the federal Office of the Inspector General (“OIG”) and other governmental fraud and abuse programs and the OIG has issued and periodically updates compliance program guidance for hospitals. Each federal fiscal year, the OIG also publishes a General Work Plan that provides a brief description of the activities that the OIG plans to initiate or continue with respect to the programs and operations of the Department of Health and Human Services (“HHS”) and details the areas that the OIG believes are prone to fraud and abuse.

Sections of the Anti-Fraud and Abuse Amendments to the Social Security Act, commonly known as the “anti-kickback” statute, prohibit certain business practices and relationships that might influence the provision and cost of healthcare services reimbursable under Medicare, Medicaid, TriCare or other healthcare programs, including the payment or receipt of remuneration for the referral of patients whose care will be funded by Medicare or other government programs. Sanctions for violating the anti-kickback statute include criminal penalties and civil sanctions, including fines and possible exclusion from future participation in government programs, such as Medicare and Medicaid. HHS has issued regulations that create safe harbors under the anti-kickback statute. A given business arrangement that does not fall within an enumerated safe harbor is not per se illegal; however, business arrangements that fail to satisfy the applicable safe harbor criteria are subject to increased scrutiny by enforcement authorities.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of the fraud and abuse laws by adding several criminal statutes that are not related to receipt of payments from a federal healthcare program. HIPAA created civil penalties for proscribed conduct, including upcoding and billing for medically unnecessary goods or services. These laws cover all health insurance programs, private as well as governmental. In addition, HIPAA broadened the scope of certain fraud and abuse laws, such as the anti-kickback statute, to include not just Medicare and Medicaid services, but all healthcare services reimbursed under a federal or state healthcare program. Finally, HIPAA established enforcement mechanisms to combat fraud and abuse. These mechanisms include a bounty system where a portion of the payment recovered is returned to the government agencies, as well as a whistleblower program, where a portion of the payment received is paid to the whistleblower. HIPAA also expanded the categories of persons that may be excluded from participation in federal and state healthcare programs.

There is increasing scrutiny by law enforcement authorities, the OIG, the courts and the U.S. Congress of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as mechanisms to exchange remuneration for patient-care referrals and opportunities. Investigators also have demonstrated a willingness to look behind the formalities of a business transaction and to reinterpret the underlying purpose of payments between healthcare providers and potential referral sources. Enforcement actions have increased, as is evidenced by highly publicized enforcement investigations of certain hospital activities.

In addition, provisions of the Social Security Act, known as the Stark Act, also prohibit physicians from referring Medicare and Medicaid patients to providers of a broad range of designated health services with which the physicians or their immediate family members have ownership or certain other financial arrangements. Certain exceptions are available for employment agreements, leases, physician recruitment and certain other physician arrangements. A person making a referral, or seeking payment for services referred, in violation of the Stark Act is subject to civil monetary penalties; restitution of any amounts received for illegally billed claims; and/or exclusion from future participation in the Medicare program, which can subject the person or entity to exclusion from future participation in state healthcare programs.

Further, if any physician or entity enters into an arrangement or scheme that the physician or entity knows or should have known has the principal purpose of assuring referrals by the physician to a particular entity, and the physician directly makes referrals to such entity, then such physician or entity could be subject to a civil monetary penalty. Compliance with and the enforcement of penalties for violations of these laws and regulations is changing and increasing. For example, CMS has issued a “self-referral disclosure protocol” for hospitals and other providers that wish to self-disclose potential violations of the Stark Act and attempt to resolve those potential violations and any related overpayment liabilities at levels below the maximum penalties and amounts set forth in the statute. In light of the provisions of the Affordable Care Act that created potential liabilities under the federal False Claims Act (discussed below) for failing to report and repay known overpayments and return an overpayment within 60 days of the identification of the overpayment or the date by which a corresponding cost report is due, whichever is later, hospitals and other healthcare providers are encouraged to disclose potential violations of the Stark Act to CMS. It is likely that self-disclosure of Stark Act violations will increase in the future. Finally, many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program, to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care.

The Federal False Claims Act and Similar State Laws

The federal False Claims Act prohibits providers from, among other things, knowingly submitting false or fraudulent claims for payment to the federal government. The False Claims Act defines the term “knowingly” broadly, and while simple negligence generally will not give rise to liability, submitting a claim with reckless disregard to its truth or falsity can constitute the “knowing” submission of a false or fraudulent claim for the purposes of the False Claims Act. The “qui tam” or “whistleblower” provisions of the False Claims Act allow private individuals to bring actions under the False Claims Act on behalf of the government. These private parties are entitled to share in any amounts recovered by the government, and, as a result, the number of “whistleblower” lawsuits that have been filed against providers has increased significantly in recent years. When a private party brings a qui tam action under the False Claims Act, the defendant will generally not be aware of the lawsuit until the government makes a determination whether it will intervene and take a lead in the litigation. If a provider is found to be liable under the False Claims Act, the provider may be required to pay up to three times the actual damages sustained by the government plus mandatory civil monetary penalties for each separate false claim. The government has used the False Claims Act to prosecute Medicare and other government healthcare program fraud such as coding errors, billing for services not provided, submitting false cost reports, and providing care that is not medically necessary or that is substandard in quality. A qui tam lawsuit has been filed against the Company alleging violations of the False Claims Act. See “Legal Proceedings”.

HIPAA Transaction, Privacy and Security Requirements

HIPAA and federal regulations issued pursuant to HIPAA contain, among other measures, provisions that have required the Company to implement modified or new computer systems, employee training programs and business procedures. The federal regulations are intended to encourage electronic commerce in the healthcare industry, provide for the confidentiality and privacy of patient healthcare information and ensure the security of healthcare information.

A violation of the HIPAA regulations could result in civil money penalties per standard violated. HIPAA also provides for criminal penalties and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to five years in prison for obtaining protected health information under false pretenses and up to ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. Since there is limited history of enforcement efforts by the federal government at this time, it is difficult to ascertain the likelihood of enforcement efforts in connection with the HIPAA regulations or the potential for fines and penalties, which may result from any violation of the regulations.

HIPAA Privacy Regulations

HIPAA privacy regulations protect the privacy of individually identifiable health information. The regulations provide increased patient control over medical records, mandate substantial financial penalties for violation of a patient’s right to privacy and, with a few exceptions, require that an individual’s individually identifiable health information only be used for healthcare-related purposes. These privacy standards apply to all health plans, all healthcare clearinghouses and all healthcare providers, such as our healthcare facilities, that transmit health information in an electronic form in connection with standard transactions and apply to individually identifiable information held or disclosed by a covered entity in any form. These standards impose extensive administrative requirements on us and require compliance with rules governing the use and disclosure of such health information, and they require our facilities to impose these rules, by contract, on any business associate to whom we disclose such information in order to perform functions on our behalf. In addition, we are subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary by state and could impose stricter standards and additional penalties.

The HIPAA privacy regulations also require healthcare providers to implement and enforce privacy policies to ensure compliance with the regulations and standards. We believe all of our facilities are in compliance with current HIPAA privacy regulations.

HIPAA Electronic Data Standards

The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for all healthcare related electronic data interchange. These provisions are intended to streamline and encourage electronic commerce in the healthcare industry. Among other things, these provisions require us to use standard data formats and code sets established by HHS when electronically transmitting information in connection with certain transactions, including health claims and equivalent encounter information, healthcare payment and remittance advice and health claim status.

The HHS regulations establish electronic data transmission standards that all healthcare providers and payors must use when submitting and receiving certain electronic healthcare transactions. The uniform data transmission standards are designed to enable healthcare providers to exchange billing and payment information directly with the many payors thereby eliminating data clearinghouses and simplifying the interface programs necessary to perform this function. We believe that our management information systems comply with HIPAA’s electronic data regulations and standards.

HIPAA Security Standards

The Administrative Simplification Provisions of HIPAA require the use of a series of security standards for the protection of electronic health information. The HIPAA security standards rule specifies a series of administrative, technical and physical security procedures for covered entities to use to assure the confidentiality of electronic protected health information. The standards are delineated into either required or addressable implementation specifications. We believe we are in compliance with all the aspects of the HIPAA security regulations.

HIPAA National Provider Identifier

HIPAA also required HHS to issue regulations establishing standard unique health identifiers for individuals, employers, health plans and healthcare providers to be used in connection with standard electronic transactions. All healthcare providers, including our hospitals, were required to obtain a new National Provider Identifier (“NPI”) to be used in standard transactions instead of other numerical identifiers by May 23, 2007. Our hospitals implemented use of a standard unique healthcare identifier by utilizing their employer identification number. HHS has not yet issued proposed rules that establish the standard for unique health identifiers for health plans or individuals. Once these regulations are issued in final form, we expect to have approximately one to two years to become fully compliant, but cannot predict the impact of such changes at this time. We cannot predict whether our facilities may experience payment delays during the transition to the new identifiers. HHS is currently working on the standards for identifiers for health plans; however, there are currently no proposed timelines for issuance of proposed or final rules. The issuance of proposed rules for individuals is on hold indefinitely.

Medical Waste Regulations

Our operations, especially our hospitals, generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Our operations are also generally subject to various other environmental laws, rules and regulations. Based on our current level of operations, we do not anticipate that such compliance costs will have a material adverse effect on our cash flows, financial position or results of operations.

Compliance Program

The Company continuously evaluates and monitors its compliance with all Medicare, Medicaid and other rules and regulations. The objective of the Company’s compliance program is to develop, implement and update compliance safeguards as necessary. Emphasis is placed on developing and implementing compliance policies and guidelines, personnel training programs and various monitoring and audit procedures to attempt to achieve implementation of all applicable rules and regulations.

The Company seeks to conduct its business in compliance with all statutes, regulations, and other requirements applicable to its operations. The health care industry is, however, subject to extensive regulation, and many of these statutes and regulations have not been interpreted by the courts. There can be no assurance that applicable statutes and regulations will not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect the Company. Potential sanctions for violation of these statutes and regulations include significant civil and criminal penalties, fines, exclusions from participation in government health care programs and the loss of various licenses, certificates and authorizations necessary to operate as well as potential liabilities from third-party claims, all of which could have a material adverse effect on the Company’s business.

Professional Liability

As part of our business, our facilities are subject to claims of liability for events occurring in the ordinary course of operations. Professional malpractice liability insurance and general liability insurance policies are maintained in amounts which are required and/or commercially available and believed to be sufficient for operations as currently conducted, although some claims may exceed the scope or amount of the coverage in effect.

Environmental Regulation

We believe we are in substantial compliance with applicable federal, state and local environmental regulations. To date, compliance with federal, state and local laws regulating the discharge of material into the environment or otherwise relating to the protection of the environment have not had a material effect upon our results of operations, financial condition or competitive position. Similarly, we have not had to make material capital expenditures to comply with such regulations.

Payment for Services

The Company’s healthcare operations depend significantly on continued participation in the Medicare and Medicaid programs and in other government healthcare programs. In recent years, both governmental and private sector payers have made efforts to contain or reduce health care costs, including reducing reimbursement for services.

Under the Consolidated Appropriations Act of 2021, Congress adopted provisions to help protect patients against surprise bills and provide more price transparency. Patients have new billing protections when receiving emergency care and non-emergency care from out-of-network providers at in-network facilities. Excessive out-of-pocket costs are restricted and emergency services must continue to be covered without any prior authorization and regardless of whether or not a provider or facility is in-network.

Further healthcare reform could occur, including changes to the Affordable Care Act and Medicare reform, as well as administrative requirements that may affect coverage, reimbursement and utilization of our hospitals in ways that are currently unpredictable.

Employees

As of March 31, 2025, we had 168 employees, of which 102 were full-time. None of the Company’s employees are represented by a union.

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

Risks Related to Our Business and Industry

●	Our stockholders have limited voting power compared to the holders of our Series A Preferred Stock and RHI controls a majority of the voting power of the Company.

●	Our management controls all corporate activities and can approve all transactions, including mergers, without the approval of other stockholders.

●	The ability of our management to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

●	Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power, perpetuate their control, and significantly dilute existing shareholders.

●	We may acquire other businesses or form joint ventures or make investments in other companies in the future. If we are not successful in integrating these businesses, as well as identifying and controlling risks associated with the past operations of these businesses, we may incur significant costs, receive penalties or other sanctions from various regulatory agencies, and/or incur significant diversions of management time and attention.

●	We have a history of losses and we may not achieve or maintain profitability in the future.

●	We do not have adequate cash resources to fund our operations through December 2025 and beyond and we will require additional capital to grow our business, which may not be available on terms acceptable to us or at all. If we are unable to secure additional funds or enter into a strategic transaction in the short-term, we may be forced to delay, reduce or eliminate our commercialization efforts or cease all operations.

●	Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements, which could limit our ability to raise additional capital and thereby materially adversely impact our business.

●	We have not been able to access the operating capital available under the Strata Purchase Agreement, which could prevent us from accessing the capital we need to continue our operations, which could have an adverse effect on our business.

●	We may not have sufficient funds to satisfy indemnification claims of our current and former directors and executive officers.

●	Our business has substantial indebtedness; the majority of our debt instruments are in payment default and contain restrictive covenants which may affect our operational and financial flexibility.

●	We have a substantial amount of intangible assets, and we have been, and may in the future be. required to write down the value of our intangible assets due to impairment, which could have a material adverse effect on our business, financial condition and results of operations.

●	Recent and future management changes and any inability to attract and retain qualified management and other key personnel, could impair our ability to implement our business plan and materially adversely impact our business, results of operations and financial condition.

●	Our future success depends in large part on the continued participation in the business of Seamus Lagan, our Chief Executive Officer, which cannot be assured or guaranteed.

●	We may expand operations abroad where we have limited operating experience and where we may be subject to increased regulatory risks and local competition. If we are unsuccessful in efforts to expand internationally, our business may be harmed.

Risks Related to Our Healthcare Operations

●	Our results of operations may be adversely affected if the Patient Protection and Affordable Care Act (“ACA”) is repealed, replaced or otherwise changed.

●	Healthcare plans have taken steps to control the utilization and reimbursement of healthcare services.

●	Some of our operations are subject to federal and state laws prohibiting “kickbacks” and other laws designed to prohibit payments for referrals and eliminate healthcare fraud.

●	We conduct our business in a heavily regulated industry and changes in regulations or violations of regulations could, directly or indirectly, harm our operating results and financial condition.

●	Failure to comply with complex federal and state laws and regulations related to submission of claims for services can result in significant monetary damages and penalties and exclusion from the Medicare and Medicaid programs.

●	Our facilities are subject to potential claims for professional liability, including existing or potential claims based on the acts or omissions of third parties, which claims may not be covered by insurance.

●	Our success depends on our ability to attract and retain qualified healthcare professionals. A shortage of qualified healthcare professionals could weaken our ability to deliver healthcare services.

●	A significant portion of our net revenues is dependent on Medicare and Medicaid payments and possible reductions in Medicare or Medicaid payments or the implementation of other measures to reduce reimbursements may reduce our revenues.

●	Failure to timely or accurately bill for our services could have a material adverse effect on our business.

●	Our operations may be adversely impacted by the effects of extreme weather conditions, natural disasters such as hurricanes and earthquakes, hostilities or acts of terrorism and other criminal activities.

●	Increased competition, including price competition, could have a material adverse impact on our net revenues and profitability.

●	Sustained inflation could increase our costs of operations.

●	Failure to maintain the security of patient-related information or compliance with security requirements could damage the Company’s reputation with patients and cause it to incur substantial additional costs and to become subject to litigation.

●	Failure of the Company to comply with emerging electronic transmission standards could adversely affect our business.

●	Compliance with the HIPAA security regulations and privacy regulations may increase the Company’s costs.

●	Health care reform and related programs (e.g. Health Insurance Exchanges), changes in government payment and reimbursement systems, or changes in payer mix, including an increase in capitated reimbursement mechanisms and evolving delivery models, could have a material adverse impact on the Company’s net revenues, profitability and cash flow.

●	Adverse results in material litigation matters or governmental inquiries could have a material adverse effect upon the Company’s business and financial condition.

●	As a company with limited capital and human resources, we anticipate that more of management’s time and attention will be diverted from our business to ensure compliance with regulatory requirements than would be the case with a company that has well-established controls and procedures. This diversion of management’s time and attention may have a material adverse effect on our business, financial condition and results of operations.

●	An inability to attract and retain experienced and qualified personnel could adversely affect the Company’s business.

●	Failure in the Company’s information technology systems or delays or failures in the development and implementation of updates or enhancements to those systems could significantly delay billing and otherwise disrupt the Company’s operations or patient relationships.

●	Increasing health insurance premiums and co-payments or high-deductible health plans may cause individuals to forgo health insurance and avoid medical attention, either of which may reduce demand for our products and services.

Risks Related to Our Epigenetic Testing Services

●	Our success and ability to establish and grow our epigenetic testing services, the outputting of algorithmic epigenetic biomarkers of health measures, will depend on developing epigenetic biomarkers for use in the industries we seek to service. If we fail to develop epigenetic biomarkers that attract customers or fail to provide compelling pricing or products, our operating results and financial condition will be adversely affected.

●	We intend to provide consumer engagement through our health and wellness offerings; however, competition in the personal health and wellness testing market continues to increase and presents a threat to the success of our business.

●	We rely on a limited number of critical third-party suppliers for our epigenetic testing services and in the event we are unable to procure their materials or services, we may not be able to find suitable replacements or immediately transition to alternative suppliers, which will have an adverse impact on our business.

●	Our products and services face substantial competition, which may result in others discovering, developing or commercializing products and services that are similar to ours, before or more successfully than we can.

●	We or our partners (or both) may now or in the future be subject to laws and regulations relating to laboratory testing, which could materially adversely impact our ability to offer its products or services.

Risks Related to Our Intellectual Property

●	If we are unable to protect our patent pending methods of identifying epigenetic biomarkers or intellectual property in general, the value of our brand and other intangible assets may be diminished, and our business may be adversely impacted.

●	We may be unable to obtain sufficiently broad intellectual property protection, or we may lose our intellectual property protection.

●	We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

●	If we become involved in trademark or patent litigation or other proceedings related to a determination of rights, we could incur substantial costs and expenses, substantial liability for damages or be required to stop our development and commercialization efforts of our products and services.

Risks Related to Owning Our Securities

●	The public market for our securities is volatile. This may affect not only the ability of our investors to sell their securities, but the price at which they can sell their securities.

●	If we issue additional shares of Class A Common Stock in the future, whether in connection with a financing or in exchange for services or rights, it will result in the dilution of our existing stockholders.

●	We are subject to the continued listing standards of the NYSE American and our failure to satisfy these criteria may result in delisting of the Class A Common Stock.

RISK FACTORS

In addition to the other information contained in this Annual Report, including the matters addressed under the heading “Special Note Regarding Forward-Looking Statements and Other Information Contained in this Report,” you should carefully consider the risks and uncertainties described in this Annual Report as they identify and address other important risks and uncertainties that could cause actual events and results to differ materially from those contained in the forward- looking statements.

The following risk factors apply to the business and operations of the Company. These risk factors are not exhaustive, and investors are encouraged to perform their own investigation with respect to the business, financial condition and prospects of the Company. We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business or financial condition. The following discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included herein.

Risks Related to Our Business and Industry

Our stockholders have limited voting power compared to the holders of our Series A Preferred Stock; RHI controls a majority of the voting power of the Company

Through the voting rights of our Series A Preferred Stock, RHI currently controls a majority of the voting power of our Company. For so long as the majority of Series A Preferred Stock remains outstanding, it is expected that RHI will hold a majority of our outstanding voting power and it will control the outcome of matters submitted to a stockholder vote, including the appointment of all directors of the Company.

Our management controls all corporate activities and can approve all transactions, including mergers, without the approval of other stockholders.

Our Chief Executive Officer and director, Seamus Lagan, and director, Trevor Langley, are in management of RHI with Mr. Lagan voting shares of the Company owned by RHI. Through this share ownership, Mr. Lagan has a majority of votes of our Company. Therefore, our management effectively controls all corporate activities and can approve transactions, including possible mergers, issuance of shares and compensation levels, without the approval of other stockholders. The decisions of our management may not be consistent with or in the best interests of other stockholders.

The ability of our management to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our management is deemed to beneficially own the voting rights of shares of Series A Preferred Stock through RHI that grants the holders a super majority vote in all shareholder matters. Because of this beneficial stock ownership, our management is in a position to continue to elect our board of directors, decide all matters requiring stockholder approval, including potential mergers or business changes, and determine our policies. The interests of our management may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The other shareholders would have no way of overriding decisions made by our management. This level of control may also have an adverse impact on the market value of our shares because our management may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

Our Board of Directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power, perpetuate their control and significantly dilute existing shareholders.

Our Certificate of Incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. However, issuance of preferred stock with certain rights would be governed by NYSE American continued listing requirements and may require a stockholder vote which could be granted by current management.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval. Thus, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, existing series of preferred stock that have been issued allow conversions into the Company’s Class A Common Stock that would significantly dilute existing shareholders and management may authorize additional series of preferred stock that may significantly dilute existing shareholders.

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

We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, license, strategic alliance or joint venture. To finance such a transaction, we may choose to issue Class A Common Stock as consideration, which would dilute the ownership of our stockholders. If the price of the Class A Common Stock is low or volatile, we may not be able to acquire other companies or fund a joint venture project using our shares as consideration. Alternatively, it may be necessary for us to raise additional funds for acquisitions through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all.

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

We have not been profitable since our inception in 2019. As of December 31, 2024, we had a working capital deficit of $29.8 million. We incurred net losses to common stockholders of $13.5 million and $29.8 million in the years ended December 31, 2024 and 2023, respectively. We expect we will require significant capital in connection with our efforts, and we will be required to continue to make significant investments to further develop and expand our businesses. In addition, to the extent our business activity increases as we expect, we will need to increase our headcount in the coming years. Despite these investments, we may not succeed in increasing our revenue on the timeline that we expect or in an amount sufficient to lower our net loss and ultimately become profitable. Moreover, if our revenue does not increase, we may not be able to reduce costs in a timely manner because many of our costs are fixed, at least in the short term. Accordingly, we may not achieve or maintain profitability and we may continue to incur significant losses in the future.

We do not have adequate cash resources to fund our operations through December 2025 and beyond and we will require additional capital to grow our businesses, which may not be available on terms acceptable to us or at all.

Our present capital is insufficient to meet operating requirements and corporate overhead, or to cover losses, and therefore we need to raise additional funds through financings to execute on our business plans. Many factors will affect our capital needs as well as their amount and timing, including our growth and profitability as well as market disruptions and other developments. We have taken various actions to bolster our cash position, including raising funds through the transactions described herein and conserving cash by issuing the shares of Class A Common Stock in satisfaction of outstanding amounts payable by us to various parties. Based on the size of our current operations, we do not have sufficient capital to fund our corporate overhead for at least 12 months from the date hereof. We will need additional financing or other increase in our cash and cash equivalents balance to enable us to fund our operations through 2025 and beyond.

Historically, we have funded our operations and capital expenditures primarily through equity issuances and debt instruments. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans and operating performance, and the condition of the capital markets at the time we seek financing. We cannot be certain that additional financing will be available to us on favorable terms, or at all.

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

Our ability to raise additional funds in the short-term will depend on financial, economic and market conditions and the willingness of potential investors or lenders to provide funding, all of which are outside of our control, and we may be unable to raise financing in the short-term, or on terms favorable to us, or at all. Furthermore, high volatility in the capital markets has had, and could continue to have, a negative impact on the price of the Class A Common Stock and could adversely impact our ability to raise additional funds.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements, which could limit our ability to raise additional capital and thereby materially adversely impact our business.

Our audited financial statements for the years ended December 31, 2024 and 2023 were prepared assuming that we will continue as a going concern. Primarily as a result of our losses, limited working capital, debt obligations and significant operating costs expected to be incurred in the next twelve months, the report of our independent registered public accounting firm included elsewhere in this Annual Report contains an explanatory paragraph on our financial statements stating there is substantial doubt about our ability to continue as a going concern. Such an opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. There is no assurance that sufficient financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may also make it more difficult to operate our business due to concerns about our ability to meet our contractual obligations.

If we are unable to secure additional capital in the short-term, we may be required to further curtail our business initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. to the accompanying financial statements do not include any adjustments that may be necessary should we unable to continue as a going concern.

We have not been able to access the capital available under the Strata Purchase Agreement which could have an adverse effect on our business.

We have generated significant losses to date and expect to continue to incur significant operating losses. To date, our revenue from operations has been insufficient to support our operational activities and has been supplemented by the proceeds from the issuance of securities. There is no guarantee that additional equity, debt or other funding will be available to us on acceptable terms, or at all.

Pursuant to the terms of a Strata Purchase Agreement (the “Strata Purchase Agreement”) dated October 13, 2024 with ClearThink Capital Partners, LLC (“ClearThink”), as amended and as supplemented by that certain Supplement to Strata Purchase Agreement dated as of October 13, 2023 with ClearThink (the “Strata Supplement,” together, with the Strata Purchase Agreement, the “Purchase Agreement”), ClearThink has agreed to purchase up to $5.0 million of shares of our Class A Common Stock over a 24-month period. However, the sale of our Class A Common Stock is not available until we register the stock, which registration will be complete on the date that a registration statement, which we intend to file shortly after the filing of this Annual Report, is declared effective. We will need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

We have a substantial amount of intangible assets and we have been, and may in the future be, required to write down the value of our intangible assets due to impairment, which could have a material adverse effect on our business, financial condition and results of operations.

We have a substantial amount of intangible assets. We test the carrying value of intangible assets for impairment at least annually and whenever events or circumstances indicate the carrying value may not be recoverable. Events and conditions that could result in impairment in the value of our intangible assets include, but are not limited to, decisions to exit certain lines of business, significant negative industry or economic trends, significant decline in our stock price for a sustained period of time, significant decline in market capitalization relative to net book value, limited funding that could delay development efforts, and significant changes in the manner of use of the assets or the strategy for our overall business. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows.

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

We have experienced a number of recent changes to our senior management team, including the resignation of Mark White, our former Interim Chief Executive Officer, which may create significant continuity risks and challenges to our ability to operate our business, assess and manage risks and comply with applicable laws. We recently appointed Seamus Lagan as our Chief Executive Officer and there may be resignations and appointments in our senior management team in the future.

We believe that our future success is highly dependent on the efforts of Mr. Lagan. At present, we do not maintain key-man life insurance policies for him or for any other key personnel. Changes in our senior management and uncertainty regarding any future changes may disrupt our operations and impair our ability to recruit and retain other needed personnel. Any such disruption or impairment could have an adverse effect on our business.

If Mr. Lagan and other key personnel were to depart, it would be important that we attract and retain qualified managers promptly and develop and implement an effective succession plan. We would expect to face significant competition in attracting experienced executives and other key personnel, and there can be no assurance that we will be able to do so. Depending on the circumstances of any future management departures, it is also possible that we will be required to pay significant severance, adversely impacting our financial condition.

Our future success depends in large part on the continued participation in the business of Seamus Lagan, our Chief Executive Officer, which cannot be ensured or guaranteed.

Seamus Lagan is our Chief Executive Officer. Mr. Lagan will be instrumental in shaping our vision, strategic direction and execution priorities. There can be no assurance that Mr. Lagan will continue to work for us. Mr. Lagan’s departure from service with the Company could materially adversely impact our business.

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

Changes in general economic conditions, including, for example, interest rates, investor sentiment, changes specifically affecting the insurance industry or biotechnology industry, competition, technological developments, political and diplomatic events, tax laws, and other factors not known to us today, could substantially and materially adversely impact our business. For example, changes in interest rates may increase our cost of capital and ability to raise capital and have a corresponding adverse impact on our operating results. While we may engage in certain hedging activities to mitigate the impact of these changes, none of these conditions are or will be within our control. Changes in general economic conditions may also negatively impact demand for life insurance and our other products and services.

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

Based on the evaluation of our internal controls over financial reporting, we concluded that such controls were not effective as of December 31, 2024. In addition, based on the evaluation of our disclosure controls and procedures as of December 31, 2024, we concluded such controls were not effective. Due to the current size of our Company and our limited personnel, we may not be able to maintain effective internal control over financial reporting and disclosure controls and procedures in the future.

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

Our business has substantial indebtedness; the majority of our debt instruments are in payment default and contain restrictive covenants which may affect our operational and financial flexibility.

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

Our ability to meet our obligations depends on our future performance and capital raising activities, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If our cash flow and capital resources prove inadequate to allow us to pay the principal and interest on our debt and meet our other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt, which we may be unable to do on acceptable terms, and forego attractive business opportunities. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.

Risks Related to Our Healthcare Operations.

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

The healthcare industry has experienced a trend of consolidation among healthcare insurance plans and payers, resulting in fewer but larger insurance plans with significant bargaining power to negotiate fee arrangements with healthcare providers. These healthcare plans, and independent physician associations, may demand that providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing services to their members through capped payment arrangements. There are also an increasing number of patients enrolling in consumer driven products and high-deductible plans that involve greater patient cost-sharing.

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

Federal and state anti-kickback and similar laws prohibit payment, or offers of payment, in exchange for referrals of products and services for which reimbursement may be made by Medicare or other federal and state healthcare programs. Some state laws contain similar prohibitions that apply without regard to the payer of reimbursement for the services. Under a federal statute, known as the “Stark Law” or “self-referral” prohibition, physicians, subject to certain exceptions, are prohibited from referring their Medicare or Medicaid program patients to providers with which the physicians or their immediate family members have a financial relationship, and the providers are prohibited from billing for services rendered in violation of Stark Law referral prohibitions. Violations of the federal Anti-Kickback Law and Stark Law may be punished by civil and criminal penalties, and/or exclusion from participation in federal health care programs, including Medicare and Medicaid. States may impose similar penalties. The ACA significantly strengthened provisions of the Federal False Claims Act and Anti-Kickback Law provisions, and other health care fraud provisions, leading to the possibility of greatly increased qui tam suits by private citizen “relators” for perceived violations of these laws. There can be no assurance that our activities will not come under the scrutiny of regulators and other government authorities or that our practices will not be found to violate applicable laws, rules and regulations or prompt lawsuits by private citizen relators under federal or state false claims laws. A qui tam lawsuit has been filed against the Company alleging violations of the False Claims Act. See “Legal Proceedings”.

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

These laws and regulations are extremely complex and, in many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. Any determination that we have violated these laws or regulations, or the public announcement that we are being investigated for possible violations of these laws or regulations, could harm our operating results and financial condition. In addition, a significant change in any of these laws or regulations may require us to change our business model in order to maintain compliance with these laws or regulations, which could harm our operating results and financial condition.

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

Our facilities are subject to potential claims for professional liability (medical malpractice) in connection with their operations, as well as potentially acquired or discontinued operations. To cover such claims, professional malpractice liability insurance and general liability insurance are maintained in amounts believed to be sufficient for operations, although some claims may exceed the scope or amount of the coverage in effect. The assertion of a significant number of claims, either within a self-insured retention (deductible) or individually or in the aggregate in excess of available insurance, could have a material adverse effect on our results of operations or financial condition. Premiums for professional liability insurance have historically been volatile, and we cannot assure you that professional liability insurance will continue to be available on terms acceptable to us, if at all. The operations of hospitals also depend on the professional services of physicians and other trained healthcare providers and technicians in the conduct of their respective operations, including independent laboratories and physicians rendering diagnostic and medical services. There can be no assurance that any legal action stemming from the act or omission of a third-party provider of healthcare services would not be brought against one of our hospitals, resulting in significant legal expenses in order to defend against such legal action or to obtain a financial contribution from the third party whose acts or omissions occasioned the legal action.

Our success depends on our ability to attract and retain qualified healthcare professionals. A shortage of qualified healthcare professionals could weaken our ability to deliver healthcare services.

Our operations are dependent on the efforts, ability and experience of healthcare professionals, such as physicians, nurses, therapists, pharmacists and lab technicians. Each facility’s success has been, and will continue to be, influenced by its ability to attract and retain these skilled employees. A shortage of healthcare professionals, the loss of some or all of its key employees or the inability to attract or retain enough qualified healthcare professionals could cause the operating performance of one or more of our facilities to decline.

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

We operate in a business that is characterized by intense competition. Our major competitors include large national hospitals that possess greater name recognition, larger customer bases, and significantly greater financial resources and employ substantially more personnel than we do. Many of our competitors have long established relationships. Although our hospitals operate in communities where they are currently the only general acute care hospital, they face substantial competition from other hospitals in their respective regions. Although these competing hospitals may be many miles away, patients in these markets may travel to these competing hospitals as a result of local physician referrals, managed care plan incentives or personal choices. We cannot assure you that we will be able to compete successfully with such entities in the future.

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

Sustained inflation and staffing shortages could increase our costs of operations.

The healthcare industry is very labor intensive, and salaries and benefits are subject to inflationary pressures, as are supply and other costs. In particular, like others in the healthcare industry, we continue to experience a shortage of nurses and other clinical staff and support personnel, which was exacerbated by the COVID-19 pandemic. This staffing shortage may require us to further enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel or require us to hire expensive temporary personnel. Furthermore, we are unable to predict whether recent inflationary spikes, which were initially thought to be transitory, labor shortages in selected markets, and supply chain issues will continue for an extended period of time. Substantially increased costs of personnel, goods, and services could have an adverse effect on our results of operations if we are unable to pass such costs along to patients and payors. The concentration of our patients in persons for whom the cost of treatment is paid for under government programs could substantially limit our ability to pass through such costs.

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

The Company may become subject in the ordinary course of business to material legal action related to, among other things, professional liability, contracts and employee-related matters, as well as inquiries and requests for information from governmental agencies and bodies and Medicare or Medicaid payors requesting comment and/or information on allegations of billing irregularities, billing and pricing arrangements, privacy practices and other matters that are brought to their attention through billing audits or third parties. The healthcare industry is subject to substantial Federal and state government regulation and audit. Legal actions could result in substantial monetary damages as well as damage to the Company’s reputation with customers, which could have a material adverse effect on its business.

Failure in the Company’s information technology systems or delays or failures in the development and implementation of updates or enhancements to those systems could significantly delay billing and otherwise disrupt the Company’s operations or patient relationships.

The Company’s business and patient relationships depend, in part, on the continued performance of its information technology systems. Despite network security measures and other precautions, the Company’s information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptions. Sustained system failures or interruption of the Company’s systems in one or more of its operations could disrupt the Company’s ability to conduct its business. Breaches with respect to protected health information could result in violations of HIPAA and analogous state laws and risk the imposition of significant fines and penalties. Failure of the Company’s information technology systems could adversely affect the Company’s business, profitability and financial condition.

Increasing health insurance premiums and co-payments or high-deductible health plans may cause individuals to forgo health insurance and avoid medical attention, either of which may reduce demand for our products and services.

Health insurance premiums, co-payments and deductibles have generally increased in recent years. These increases may cause individuals to forgo health insurance, as well as medical attention. This behavior may reduce demand for services at our hospitals.

Our healthcare operations are dependent on the local economies and the surrounding areas in which they operate and are concentrated in Tennessee. A significant deterioration in those economies could cause a material adverse effect on our businesses.

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

Our current and planned research projects are designed to further discover, improve and/or validate the use of epigenetic biomarkers for commercial use. The main research projects we have underway leverage existing data obtained through our Pilot Study, as well as new data obtained through collaborations such as the Physicians’ Health Study. Our analyses of these data are intended to inform the utility and capabilities of epigenetics for health assessment.

While we believe these research projects will lead to the discovery, improvement, and commercialization of our proprietary epigenetic biomarker technology, we cannot guarantee positive and immediately commercially viable results from these studies, nor can we guarantee that potential customers will use our products and services based on the results of such studies. Our results may be misleading or inaccurate, which could adversely impact the acceptance of our products and services, and our overall ability to continue pursuing our business plans. If the results from our research studies differ from what we expect, or if such results are not accepted by our customers, it will adversely impact our ability to pursue our business plans and generate revenue, which could result in a complete loss of your investment.

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

We recognize that other companies, including larger insurance, insurance technology, health and wellness, and biotechnology companies, may be developing or have plans to develop products and services that may compete with ours. Many of our competitors have substantially greater financial, technical, and human resources than we have. In addition, many of our competitors have significantly greater experience than we have in researching and developing, marketing, and commercializing products and services similar to ours. Our competitors may discover, develop or commercialize products and services that are more effective, safer or less costly than any products or services that we are developing. Our competitors may also obtain regulatory approval for their products and services more rapidly than we may obtain approval for our testing services.

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

Because we do not directly analyze human specimens in our facilities but instead perform only data analysis or “dry lab” services, we believe that our bioinformatics and analytic activities are not subject to CLIA. It is possible that, in the future, CLIA may apply to our activities, which could result in us being unable to offer our services or could require additional expenditures to obtain certification, both of which could materially adversely impact our business. We could face similar adverse impacts if a state regulator were to conclude that our bioinformatics activities were subject to state laboratory licensure. Similar adverse consequences could result if CLIA or state regulators disagree with our laboratory partners’ interpretation of CLIA or our applicability to their testing services.

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

One of the ways in which we are seeking to commercialize our epigenetic biomarker technology is for use in life insurance underwriting. Underwriting life insurance is subject to state insurance regulation. We believe the use of epigenetic biomarkers in underwriting is permissible due to the fact that we are seeking to identify underwriting impairments already used by other insurance carriers in medical underwriting today. Moreover, the use of epigenetic testing or information in life insurance underwriting is not prohibited at either the federal or state level. Florida and Louisiana are the only states that have explicitly sought to prohibit the use of genetic information, which is distinguishable from epigenetic information, for use in life insurance underwriting.

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

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation, although courts are empowered to protect confidential information using protective orders. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of the Class A Common Stock.

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

Since the consummation of our business combination, the Class A Common Stock (NYSE American: FOXO) has traded as low as $0.09 per share, and day-to-day trading has been volatile at times. This volatility may continue or increase in the future. The market price for the securities may be significantly affected by factors such as progress in the development of our technology, commercialization of our technology, variations in quarterly and yearly operating results, general trends in the life insurance industry, and other uncertainties further described in this section. Furthermore, recently the stock market has experienced extreme price and volume fluctuations that are unrelated or disproportionate to the operating performance of the affected companies, such as the market reactions to internet marketed ‘short squeezes’, the coronavirus outbreak and recent macroeconomic factors such as inflationary pressures and higher interest rates. Such broad market fluctuations may adversely affect the market price of our securities.

If we issue additional shares in the future, whether in connection with a financing or in exchange for services or rights, it will result in the dilution of our existing stockholders.

We may choose to issue shares of Class A Common Stock and/or securities exercisable for or convertible into Class A Common Stock to, among other things, reduce our debt, to acquire one or more companies, to fund our operations and in exchange for services rendered to the Company. Such issuances may not require the approval of our stockholders. We have previously issued shares and rights to receive shares in satisfaction of outstanding amounts payable by us to service providers in exchange for services rendered. Any future issuances may reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of the Class A Common Stock. If we issue any such additional shares or securities in the future, such issuance will reduce the proportionate ownership and voting power of all current stockholders.

We are subject to the continued listing standards of the NYSE American and our failure to satisfy these criteria may result in delisting of the Class A Common Stock.

If the Class A Common Stock is delisted, our Class A Common Stock may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a penny stock to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules impose additional sales practice requirements and burdens on broker-dealers (subject to certain exceptions) and could discourage broker-dealers from effecting transactions in our stock, further limiting the liquidity of our shares, and an investor may find it more difficult to acquire or dispose of our Class A Common Stock on the secondary market.

These factors could have a material adverse effect on the trading price, liquidity, value and marketability of our Class A Common Stock.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity.

Management is responsible for the day-to-day handling of risks facing our Company, while the Board of Directors, as a whole and through its Audit Committee, oversees risk management, including cybersecurity risks.

We have a risk oversight committee, which is comprised of representatives from our operations management team, information technology and compliance functions. The committee assesses risks based on probability and potential impact on key business systems and processes. We have implemented multiple layers of security measures designed to protect the confidentiality, integrity and availability of our data. In addition, we engage a third-party service provider to actively monitor potential threats as well as our security defenses. The effectiveness of the cyber and information security program is tested through a combination of internal and external assessments. Updates are provided to senior management and the Audit Committee.

We have established processes to assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities, and test those systems pursuant to our cybersecurity policies, processes, and practices, which are integrated into our overall risk management program. In an effort to protect our information systems from cybersecurity threats, we have implemented information security and incident response policies as well as operating procedures. We also use various security tools that are designed to help us identify risks from cybersecurity threats, and escalate, investigate, resolve, and recover from cybersecurity incidents in a timely manner.

We face several cybersecurity risks in connection with our business. While cybersecurity threats, including those resulting from any previous cybersecurity incidents, have not materially affected, and we do not believe they are reasonably likely to materially affect, our Company, including our business strategy, results of operations, or financial condition, to date, we have, like other companies in our industry, from time to time, experienced threats and cybersecurity incidents relating to our, and our third-party vendors’, data and information systems. However, there can be no assurance that our controls and procedures in place to monitor and mitigate the risks of cyber threats, including the remediation of critical information security and software vulnerabilities, will be sufficient and/or timely and that we will not suffer material losses or consequences in the future. Additionally, we do not have in place insurance coverage designed to address certain aspects of cyber risks.

Item 2. Properties

The table below summarizes certain information as to our principal facilities (we do not own any real property):

Location	Purpose	Type of Occupancy
Oneida, Tennessee	Behavioral Treatment Facility	Leased through June 2025 with five annual options to renew for an additional year

Oneida, Tennessee	Acute Care Hospital/Medical Office Building	Leased through June 2025 with five annual options to renew for an additional year

Farragut, Tennessee	Regional office	Month-to-month lease

We believe that each of our facilities is adequately equipped for its currently foreseeable level of operations.

Item 3. Legal Proceedings

Smithline Family Trust II vs. FOXO Technologies Inc. and Jon Sabes

On November 18, 2022, Smithline filed a complaint against the Company and Jon Sabes, the Company’s former Chief Executive Officer and a former member of the Company’s board of directors, in the Supreme Court of the State of New York, County of New York.

On November 7, 2023, Smithline and the Company and its subsidiaries entered into the Settlement Agreement, pursuant to which the parties agreed to resolve and settle all disputes and potential claims which exist or may exist among them, including without limitation those claims asserted in the Action, as more specifically set forth in, and subject to the terms and conditions of, the Settlement Agreement. Upon the execution of the Settlement Agreement, the parties agreed to jointly dismiss the legal action without prejudice.

On May 28, 2024, the Company, entered into an Exchange Agreement, as amended, with Smithline pursuant to which Smithline exchanged the Assumed Warrant to purchase up to 312,500 shares, as adjusted, of the Company’s Common Stock terminating on February 23, 2025, for the right to receive up to 13,087,514 shares of the Company’s Class A Common Stock (the “Rights Shares”), subject to a 4.99% beneficial ownership limitation and issued without any restrictive legends. Upon the execution of the Exchange Agreement and receipt of all of the Rights Shares, the Assumed Warrant, and all associated rights thereunder will be terminated. The Assumed Warrant is more fully discussed in Note 13. As of December 31, 2024, the Company has issued 3,238,973 Rights Shares to Smithline. Although Smithline has continued to convert debt to equity under the Exchange Agreement and has reduced the liability from $2.3 million to $1.4 million at December 31, 2024, the Company is currently in default of the Settlement Agreement that terminated on February 23, 2025. The parties have mutually agreed to continue to operate under the terms of the Settlement Agreement without a written amendment and extension. The Company has issued an additional 3,285,025 Rights Shares to Smithline in the quarter ending March 31, 2025 for a further reduction of $588,898 of the balance owed under the Settlement Agreement. At March 31, 2025 the balance remaining to be paid under the Settlement Agreement is $780,620.

Former CEO Severance

The Company has disclosed in previous financial filings that the Board of Directors had yet to complete its review into whether Mr Jon Sabes, a former CEO of the Company was terminated with or without cause on November 14, 2022 and that accordingly, the Company had to make a determination on its obligations under the former CEO’s employment agreement.

The Board of Directors has now completed a review of this matter in the last quarter of 2024 and upon examination of the history and various documents and records, determined that Mr Sabes was unequivocally terminated for cause on November 14, 2022, meaning the Company has no further obligation to Mr Sabes.

On November 20, 2024, the Company received a letter from counsel for Mr Jon Sabes, the former Chief Executive Officer and director, demanding payment of certain compensation and benefits. Regardless that the Company has now determined that termination of Mr Sabes employment on November 14, 2022 was for cause and that no obligation to Mr Sabes remains, the Company has, because of this demand, retained certain liabilities of severance pay and stock-based compensation in the financial records until the matter has been resolved in full. The Company does not believe the demand received on November 20, 2024 has any merit and will vigorously dispute any claim for payment.

Disputed Severance Policy

A proposed severance policy was drafted in early 2023 with an effective date of January 9, 2023. However, neither the Company’s board of directors nor its remuneration committee approved the policy. If adopted the policy would have applied to all exempt level vice presidents and above employees across various departments. It provided for a six-month salary pay out if the employee, while in good standing, was involuntarily separated from the Company. If the policy were valid, five former employees would have met the guidelines to receive the severance aggregating approximately $0.5 million in severance payments. The Company understands that in breach of fiduciary duty and outside of required approvals from the Board of Directors, certain offers were made by an officer of the Company to a number of employees of the Company. The Company has received demands from employees requesting payment of severance they believed to be owed but which agreements were not authorized or valid. The Company believes that all obligations related to employees’ separation from the Company have been paid and/or fully satisfied and will vigorously defend any claim for payment that might arise.

SEC Investigation

On March 3, 2023, the Company received a document request from the SEC indicating that the SEC was conducting an investigation regarding the Company and sought documents concerning (1) Jon Sabes’ termination as CEO, (2) Jon Sabes’ resignation from the Company’s board of directors, and (3) Steven Sabes’ termination as COO, and voluntarily responded to the SEC’s request.

On July 9, 2024, the Company received a letter from the SEC has concluded the investigation and, based on the information it had as of that date, it does not intend to recommend an enforcement action against the Company.

Illumina Judgment

On June 21, 2024, Hennepin County District Court granted Illumina, Inc.’s Motion for Summary Judgment in the amount of $0.8 million against the Company. The Company has recorded this liability at December 31, 2024 and has recently engaged in communication with counsel for Illumina to explore the opportunity to complete a judgment settlement agreement with terms acceptable to both parties and which would facilitate the settlement of this judgment over time. There is no guarantee that discussions will result in an agreement between the parties.

Senior PIK Notes

In July 2024, John Nash and Mitchell Kersch, two holders of promissory notes, which we refer to as Senior PIK Notes, filed legal actions against the Company for approximately $0.8 million and $0.4 million respectively. On January 22, 2025, all Senior PIK Notes were exchanged to Series B Preferred Stock of the Company on agreement by the majority of the Senior PIK Note holders in October 2024. At March 31, 2025, the Company has been successful in having the court vacate the Nash and Kersch judgment efforts and having both complaints dismissed by the court.

The Company is also party to various other legal proceedings, for legacy debts of the Company, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business, and the Company may in the future be subject to additional legal proceedings and disputes.

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

The closing price of our Class A Common Stock on April 8, 2025 was $0.1387.

Holders of Record

As of April 8, 2025, there were 62 active holders of record of shares of our Class A Common Stock, one holder of record of Public Warrants and nine holders of record of private warrants. We believe a substantially greater number of beneficial owners hold shares of Class A Common Stock or Public Warrants through brokers, banks or other nominees.

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

Overview

We are a healthcare services and technology company operating in two reportable business segments: (i) Healthcare; and (ii) Labs and Life. These segments further operate in three synergistic divisions, a rural hospital division, a mental and behavioral health division, which together make up our Healthcare segment and an epigenetics diagnostics and interpretation division, which makes up our Labs and Life segment. Our rural hospital division and our epigenetics diagnostics and interpretation division operate through wholly owned subsidiaries, and our behavioral health division operates through a majority-owned subsidiary.

Previously, Labs and Life were treated as separate segments; however, with the acquisition of Myrtle in June 2024, which is more fully discussed below, the Company’s operational focus shifted such that it was appropriate to combine our Labs and Life segments during the second quarter of 2024 and to operate Myrtle in the newly formed Healthcare segment. Our Healthcare segment also includes RCHI, and its wholly-owned subsidiary, SCCH which were acquired on September 10, 2024, as more fully discussed below.

Our Business Segments

Healthcare Segment

Myrtle offers behavioral health services, primarily substance abuse treatments and services that are provided on either an inpatient, residential basis or an outpatient basis. RCHI’s hospital, SCCH, doing business as BSF, has 25 inpatient beds, and a 24/7 emergency department and provides ancillary services, including laboratory, radiology, respiratory and pharmacy services. BSF is designated as a Critical Access Hospital (rural) hospital.

Labs and Life Segment

Our Labs and Life segment is commercializing epigenetic biomarker technology to support groundbreaking scientific research and disruptive next-generation business initiatives. It applies automated machine learning and artificial intelligence (“AI”) technologies to discover epigenetic biomarkers of human health, wellness and aging. On February 3, 2023, we sold FOXO Life Insurance Company, as is more fully described herein.

Recent and Other Developments

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

Stock Exchange Agreements Dated June 10, 2024

On June 10, 2024, the Company entered into two stock exchange agreements, each with RHI as follows:

Acquisition of Myrtle Under First Stock Exchange Agreement

The first agreement, as supplemented (the “Myrtle Agreement”), provided for RHI to exchange all of its equity interest in Myrtle for $0.5 million, payable in a combination of shares of the Company’s Class A Common Stock and a note payable. The closing occurred effective on June 14, 2024. The Company recorded a non-interest bearing note payable due on demand to RHI in the amount of $0.3 million and it paid the remaining purchase price of $0.2 million by issuing 1,023,629 shares of its Class A Common Stock to RHI on July 17, 2024. In addition to the $0.3 million promissory note issued to RHI for a portion of the purchase price of Myrtle, Myrtle issued a promissory note payable to RHI dated June 13, 2024, in the original principal amount of $1.6 million, which represented the amount owed to RHI by Myrtle at the time of the sale of Myrtle to the Company.

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

Acquisition of RCHI and Its Subsidiary SCCH Under the Second Stock Exchange Agreement with RHI, as Amended and Restated

The second agreement with RHI, also dated June 10, 2024, (the “RCHI Agreement”) provided for the RJO to exchange all of the outstanding shares of its subsidiary RCHI, including RCHI’s wholly-owned subsidiary Scott County Community Hospital, Inc. (“SCCH”), for 20,000 shares of the Company’s to be authorized Series A Cumulative Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”). Closing of the RCHI Agreement was subject to a number of conditions. On September 10, 2024, the parties to the RCHI Agreement entered into an Amended and Restated Securities Exchange Agreement (the “Amendment”) which revised the consideration payable to RHI from shares of Series A Preferred Stock to $100. In addition, RCHI issued to the RHI a senior secured note in the principal amount of $22.0 million the “RCHI Note”). The RCHI Note matured on September 10, 2026 and accrued interest on any outstanding principal amount at the rate of 8% per annum for the first six months, increasing to 12% per annum thereafter. After maturity, interest accrued at a rate of 20% per annum. The RCHI Note required principal repayments equal to 10% of the free cash flow (net cash from operations less capital expenditures) from RCHI and SCCH.

The RCHI Note was guaranteed by the Company and SCCH, pursuant to the terms of a Guaranty Agreement (the “Guaranty”). The RCHI Note was also secured by the assets of RCHI and Scott County pursuant to a Security and Pledge Agreement (the “RCHI Pledge Agreement”) and by the “Collateral” owned by the Company as provided in the Security and Pledge Agreement with FOXO (the “FOXO Pledge Agreement”). The Amendment also provided that RHI may at any time request that the Company seek approval of its shareholders of the issuance of its Class A Common Stock upon conversion in full of the shares of the Company’s Series A Preferred Stock issuable upon exchange of the RCHI Note. At any time after receipt of such approval, RHI had the option to exchange, in whole or in part, the RCHI Note for shares of the Company’s Series A Preferred Stock. Upon any such exchange, RHI would receive the equivalent of $1.00 stated value of the Company’s Series A Preferred Stock for each $1.00 of the aggregate of principal and accrued and unpaid interest, liquidated damages and/or redemption proceeds (or any other amounts owing under the RCHI Note) being exchanged. On December 5, 2024, the Company and RCHI entered into an Exchange Agreement (the “Exchange Agreement”) with RHI. Pursuant to the Exchange Agreement, $21.0 million of the principal balance of the RCHI Note was exchanged for 21,000 shares of the Company’s Series A Preferred Stock with a stated value of $21.0 million. Upon the closing of the Exchange Agreement, RCHI executed a senior secured promissory note payable to RHI (the “New RCHI Note”) in the principal amount of $1.0 million, with similar terms to the RCHI Note.

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

Termination of Employment, Settlement and Mutual Release Agreement

On July 25, 2024, we entered into an amended Services Agreement with Mark White (the “Services Agreement”).

On December 5, 2024, we entered into a Termination of Employment, Settlement and Mutual Release Agreement (the “White Termination Agreement”) pursuant to which the Services Agreement is to be terminated.

KR8 Termination Agreement

On December 6, 2024, we entered into the Termination Agreement with Kr8 ai Inc., a Nevada corporation controlled my Messrs. White and Ward (“KR8”), pursuant to which 3,000 shares of our Series D Preferred Stock (as defined below) (the “KR8 Shares”) were issued to KR8 as full and final satisfaction of approximately $3.0 million owed to KR8 and the Master Software and Services Agreement with KR8 dated January 12, 2024, as amended (the “MSSA”), was terminated (the “KR8 Termination Agreement”). The Series D Preferred Stock have no voting rights and conversion to common stock by KR8 is subject to relevant approvals from NYSE and shareholders. The Termination Agreement closed on December 6, 2024. Effective December 6, 2024, the Company and KR8 entered into Amendment No. 1 to the KR8 Termination Agreement, which clarifies that the KR8 Termination Agreement did not terminate the MSSA but terminated the financial obligations of the Company under the MSSA.

Current Business Strategy

Myrtle Recovery Centers, Inc.

Myrtle was formed in the second quarter of 2022 to pursue opportunities in the behavioral health sector, including substance abuse treatment, initially in rural markets. Services are provided on either an inpatient, residential basis or an outpatient basis.

Myrtle was granted a license by the Department of Mental Health and Substance Abuse Services of Tennessee to operate an alcohol and drug treatment facility in Oneida, Tennessee. The facility, which is located at BSF’s campus, commenced operations and began accepting patients on August 14, 2023. The facility offers alcohol and drug residential detoxification and residential rehabilitation treatment services for up to 30 patients. On November 1, 2023, Myrtle began accepting patients at its Nonresidential Office-Based Opiate Treatment Facility (“OBOT”). The OBOT is located adjacent to Myrtle’s alcohol and drug treatment facility in Oneida, Tennessee and complements the existing residential rehabilitation and detoxification services offered at Myrtle. On April 11, 2023, Myrtle sold shares of its common stock equivalent to a 1.961% ownership stake in the subsidiary for de minimis value to an unaffiliated individual licensed as a physician in Tennessee. The shares have certain transfer restrictions, including the right of the subsidiary to transfer the shares to another physician licensed in Tennessee for de minimis value. The shares were sold to the individual for Tennessee healthcare regulatory reasons

We plan to expand the Myrtle business model by acquiring additional operating facilities and by replicating the model in other rural hospital properties or suitable premises.

Rennova Community Health, Inc.

RCHI’s wholly-owned subsidiary, SCCH, is an east Tennessee based Critical Access Designated (CAH) 25-bed hospital licensed by the state of Tennessee, offering quality healthcare services for Oneida and the surrounding areas. SCCH is doing business as BSF. BSF consists of a 52,000-square foot hospital building and 6,300-square foot professional building on approximately 4.3 acres. BSF has 25 inpatient beds, and 24/7 emergency department and provides ancillary services, including laboratory, radiology, respiratory and pharmacy services. The hospital became operational on August 8, 2017 and it became designated as a Critical Access Hospital (rural) hospital in December 2021, retroactive to June 30, 2021. The hospital first opened in late 1955 and was known as Scott County Community Hospital. The hospital has been operated by RCHI since August 2017.

We plan to grow this division by acquisition and investment in new operations in targeted areas.

FOXO Labs

In response to changing conditions and feedback from the market, including growing demand for direct-to-consumer wellness testing and epigenetic data analysis tools, we are shifting our strategic focus away from selling life insurance products through our MGA Model and concentrating efforts on: (1) our Bioinformatics Services offering, a suite of bioinformatic tools to help researchers process, analyze, and interpret epigenetic data (see “Bioinformatics Services” below for more information); and (2) research and development in the fields of health and wellness testing powered by machine learning and artificial intelligence (including a potential AI platform for the delivery of health and well-being data-driven insights to individuals, healthcare professionals and third-party service providers). To further these goals, we intend to leverage the extensive epigenetic data we have generated in our clinical trials and the expertise of our team and continue building strategic alliances with new partners in academia, business, healthcare and government. We also intend to frequently evaluate and develop commercialization opportunities for our product and service offerings and our research findings.

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

Management, License and Maintenance Fees Under the KR8 Agreement

On October 29, 2023, we entered into a Letter Agreement with KR8 to develop a Direct-to-Consumer APP (iOS and Android) combining its artificial intelligence (“AI”) Machine Learning technology to provide a commercial application of our epigenetic biomarker technology as a subscription consumer engagement platform. Effective January 12, 2024, the Letter Agreement was replaced by the KR8 Agreement. Our former Interim CEO and our current Interim CFO each are equity owners of the Licensor. Under the KR8 Agreement, the Licensor granted to us a limited, non-sub licensable, non-transferable perpetual license to use the Licensor’s products to develop, launch and maintain license applications based upon our epigenetic biomarker technology and software to develop an AI machine learning epigenetic APP to enhance health, wellness and longevity. The territory of the agreement is solely within the U.S., Canada and Mexico.

Net Revenues

Healthcare generates revenues from hospital and ancillary services as well as substance abuse treatments, including inpatient and outpatient services. Labs currently recognizes revenue from providing epigenetic testing services and collecting a royalty from Illumina, Inc. related to the sales of the Infinium Mouse Methylation Array. Life primarily had residual commission revenues from its legacy insurance agency business.

Research and Development

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

At the closing, all of FOXO Life Insurance’s shares were cancelled and retired and ceased to exist in exchange of an amount equal to FOXO Life Insurance’s statutory capital and surplus amount of $5.0 million as of the closing date, minus $0.2 million (the “Merger Consideration”).

After the Merger Consideration and Security National’s third-party expenses, the transaction resulted in the Company gaining access to $4.8 million that was previously held as statutory capital and surplus pursuant to the Arkansas Code.

Results of Operations

Year Ended December 31, 2024 and 2023

			Change in	Change in
	2024	2023	$	%
Net revenues	$4,051,601	$145,291	$3,906,310	2688.61%
Operating expenses:
Direct costs of revenues	2,484,361	132,428	2,351,933	1776.01%
Research and development	312,267	900,431	(588,164)	-65.32%
Management contingent share plan	(56,231)	(732,227)	675,996	-92.32%
Impairment of intangible assets and cloud computing arrangements	1,847,994	2,632,677	(784,683)	-29.81%
Selling, general and administrative	7,225,124	19,399,603	(12,174,479)	-62.76%
Total operating expenses	11,813,515	22,332,912	(10,519,397)	-47.10%
Loss from operations	(7,761,914)	(22,187,621)	14,425,707	-61.02%
Change in fair value of warrant liability	(32,425)	302,541	(334,966)	-110.72%
Loss from PIK Note Amendment and Debenture Release	-	(3,520,609)	3,520,609	-100.00%
Loss on extinguishments of debt	(428,295)	-	(428,295)	0.00%
Interest expense	(3,910,340)	(1,063,679)	(2,846,661)	267.62%
Non-operating (expenses) income, net	(287,988)	18,832	(306,820)	-1629.25%
Provision for income taxes	-	-	-	0.00%
Net loss, including noncontrolling interest	(12,420,962)	(26,450,536)	14,029,574	-53.04%
Noncontrolling interest	14,573	-	14,573	100.00%
Net loss attributable to FOXO	(12,406,389)	(26,450,536)	14,044,147	-53.10%
Deemed dividends	(1,073,993)	(3,378,834)	2,304,841	-68.21%
Net loss to common stockholders	$(13,480,382)	$(29,829,370)	$16,348,988	-54.81%

Net revenues. Net revenues were $4.1 million for the year ended December 31, 2024, compared to $0.1 million for the year ended December 31, 2023. Myrtle, acquired on June 14, 2024 and RCHI, acquired on September 10, 2024, contributed $0.6 million and $3.4 million of the revenue, respectively, partially offset by a decrease in Labs and Life revenues of $0.1 million.

Direct Costs of Revenues. Direct costs of revenues were $2.5 million for the year ended December 31, 2024, compared to $0.1 million of direct costs of revenues for the year ended December 31, 2023. The increase resulted from the direct costs of Myrtle and RCHI, which were acquired on June 14, 2024 and September 10, 2024, respectively.

Research and Development. Research and development expenses were $0.3 million or the year ended December 31, 2024, compared to $0.9 million for the year ended December 31, 2023. The decrease was driven by lower employee-related expenses and professional services as well as research and development projects that are no longer ongoing.

Management Contingent Share Plan. During the years ended December 31, 2024 and 2023, forfeitures of 12,334 and 419,132 unvested shares previously granted under the Management Contingent Share Plan resulted in a reduction of compensation expense under the plan of $0.1 million and $0.7 million, respectively.

Impairments of Intangible Assets and Cloud Computing Arrangements. During the year ended December 31, 2024 and 2023, total impairment losses were $1.8 million and $2.6 million, respectively. The impairment loss recorded for 2024 were $1.7 million for the Epigenetic APP and $0.2 for the methylation pipeline asset and for 2023 were $0.6 million for an underwriting API intangible asset, $0.6 million for a longevity API intangible asset and $1.4 million for cloud computing arrangements, that is, a digital insurance platform. In December of 2024, the Company determined that the projected cash flows could no longer support the Epigenetic APP and the methylation pipeline asset. In June of 2023, management no longer forecasted positive cash flows from the longevity report, underwriting report or digital insurance platform. For the longevity report, the Company sold the associated product at cost. For the underwriting report, the Company no longer expected sales during the amortization period. For the digital insurance platform, the manner in which the asset was used, and the corresponding cash flows no longer supported the asset.

Selling, General and Administrative. Selling, general and administrative expenses were $7.2 million for the year ended December 31, 2024, compared to $19.4 million for the year ended December 31, 2023. The decrease of $12.2 million, or 62.76%, was driven by lower employee related expenses due to headcount reductions, legal fees, insurance expense, software license fees and professional fees, among other items. Also contributing to the decrease were $1.7 million less consulting costs associated with the amortization of consulting agreements in the current period compared to the prior period. In addition, during the year ended December 31, 2023, we wrote off $1.3 million of supplies. The supplies consisted of Epic + arrays that were used to process epigenetic data and were purchased in 2022 and mouse arrays, as well as associated saliva test kits. As of the fourth quarter of 2023, the Company had completed all of its open projects that used these arrays and kits, and it did not have any contracts in the near future for additional projects. Also, the arrays were outside of the warranty periods. As such, since the Company did not have any upcoming plans for these arrays and kits, it determined it was appropriate to write off the remaining arrays and kits as of December 31, 2023. Partially offsetting the decrease in selling, general and administrative expenses in 2024 compared to 2023 were $3.1 million of selling, general and administrative expenses of Myrtle acquired on June 14, 2024 and RCHI acquired on September 10, 2024.

Change in Fair Value of Warrant Liability. The fair value of the warrant liability decreased by $32,425 for the year ended December 31, 2024, compared to an increase in fair value of $0.3 million for the year ended December 31, 2023. The change was attributable to a reduction in the quoted price of the Public Warrants at December 31 2024 versus 2023, The warrants are listed on the OTC Pink Marketplace.

Loss on PIK Note Amendment and 2022 Debenture Release. We amended our Senior PIK Notes and entered into a release in connection with our 2022 Debenture in the year ended December 31, 2023 resulting in a charge of $3.5 million.

Loss from Extinguishments of Debt. We exchanged $2.2 million of notes payable and $1.1 million of accounts payable for $3.7 million of stated value of our preferred stock resulting in a loss from extinguishments of debt of $0.4 million during the year ended December 31, 2024

Interest Expense. Interest expense was $3.9 million for the year ended December 31, 2024 compared to $1.1 million for the year ended December 31, 2023. The increase was attributable to the increase in notes payable during 2024. We issued 17 third party promissory notes and two interest-bearing related party promissory notes during 2024.

Non-Operating (Expenses) Income, Net. Non-operating expenses, net were $0.3 million for the year ended December 31, 2024, compared to non-operating income, net of $18,832 for the year ended December 31, 2023. The non-operating expenses, net in 2024 were attributable to $0.3 million of penalties and interest for nonpayment of payroll taxes, a $0.1 million loss on legal settlement, partially offset by cafeteria income of $0.1 million.

Net Loss Attributable to FOXO. Net loss attributable to FOXO was $12.4 million for the year ended December 31, 2024 compared to a loss of $26.5 million for the year ended December 31, 2023. The improvement was primarily related to a decrease in the loss from operations of $14.4 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. Also, contributing to the improvement in 2024 compared to 2023 was the $3.5 million loss from PIK Note Amendment and debenture release in 2023. Partially offsetting the improvement in 2024 was an increase in interest expense of $2.8 million in the year ended December 31, 2024 compared to 2023. Additionally, we recorded $1.1 million of deemed dividends from the trigger of the down round provisions and the extension of the Assumed Warrants and the issuance of preferred stock in the year ended December 31, 2024 compared to deemed dividends of $3.4 million related to the Exchange Offer and the trigger of the down round provisions of the Assumed Warrants during the year ended December 31, 2023. The deemed dividends resulted in net loss to common stockholders of $13.5 million and $29.8 million for the years ended December 31, 2024 and 2023, respectively.

Analysis of Segment Results:

The following is an analysis of our results by reportable segment for the year ended December 31, 2024 compared to the year ended December 31, 2023. The primary earnings/loss measure used for assessing reportable segment performance is segment income/loss defined as earnings/loss before interest, income taxes, and depreciation and amortization not associated with a specific segment. Segment income/loss by reportable segment also excludes corporate and other costs, including management, IT, and overhead costs. For further information regarding our reportable business segments, please refer to our consolidated financial statements and related notes included elsewhere in this Annual Report.

Healthcare

	2024	2023	Change in $	Change in %
Total revenues	$4,018,961	$-	$4,018,961	NM	%
Operating expenses	(5,732,626)	-	(5,732,626)	NM	%
Noncontrolling interest	14,573	-	14,573	NM	%
Segment Loss	$(1,699,092)	$-	$(1,699,092)	NM	%

NM = Not Meaningful

Net revenues. Net revenues were $4.0 million for the year ended December 31, 2024 and represent the net revenue of Myrtle of $0.6 million and the net revenue of RCHI of $3.4 million. Myrtle was acquired on June 14, 2024 and of RCHI was acquired on September 10, 2024. Our healthcare segment began with the acquisition of Myrtle.

Segment Loss. Segment Loss was $1.7 million for the year ended December 31, 2024 and represents the losses of Myrtle and RCHI.

Labs and Life

	2024	2023	Change in $	Change in %
Total revenues	$32,640	$145,291	$(112,651)	(77.53)%
Operating expenses	(1,173,945)	(3,939,405)	(2,765,460)	(70.20)%
Segment Loss	$(1,141,305)	$(3,794,114)	$(2,652,809)	(69.92)%

Net revenues. Net revenues were $32,640 for the year ended December 31, 2024 compared to $0.1 million for the year ended December 31, 2024. The decrease was due to lower royalty revenue and reduced life insurance commissions earned as we ceased placing policies from our legacy agency business.

Segment Loss. Segment loss decreased from $3.8 million for the year ended December 31, 2023 to $1.1 million for the year ended December 31, 2024. The decrease was due to a $1.3 million write-off of supplies in the year ended December 31, 2023. The supplies consisted of Epic + arrays that were used to process epigenetic data and were purchased in 2022 and mouse arrays, as well as associated saliva test kits. As of the fourth quarter of 2023, the Company had completed all of its open projects that used these arrays and kits and it did not have any contracts in the near future for additional projects. Also, the arrays were outside of the warranty periods. As such, since the Company did not have any upcoming plans for these arrays, and kits it determined it was appropriate to write off the remaining arrays and kits as of December 31, 2023. Also contributing to the decrease in segment loss in 2024 compared to 2023 were lower employee-related expenses and a $0.3 million loss on the sale of FOXO Life Insurance Company in the year ended December 31, 2023, partially offset by minimum royalties and maintenance fees due under the KR8 Agreement in the year ended December 31, 2024.

Liquidity and Capital Resources

Sources of Liquidity and Capital

We had cash and cash equivalents of $68,268 and $38,116 as of December 31, 2024 and December 31, 2023, respectively. We have incurred net losses since our inception. For the years ended December 31, 2024 and 2023, we incurred net losses to common stockholders of $13.5 million and $29.8 million, respectively. As of December 31, 2024, we had a working capital deficit of $29.8 million. We expect to incur additional losses in future periods. Our current revenue is not adequate to fund our operations in the next twelve months and requires us to fund our business through other avenues until the time we achieve adequate scale. Securing additional capital is necessary to execute our business strategy.

FOXO Life Insurance Company Sale

On February 3, 2023, we consummated the sale of FOXO Life Insurance Company to Security National pursuant to the Security National Merger Agreement. After the Merger Consideration and Security National’s third-party expenses, the transaction resulted in the Company gaining access to $4.8 million that was previously held as statutory capital and surplus pursuant to the Arkansas Code. We used the entire $4.8 million to fund our operations during 2023.

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

Private Placements

During the third quarter of 2023, we completed two tranches of private placements that provided gross proceeds of $0.5 million and $0.3 million. After deducting placement agent fees and other offering expenses, the net proceeds from the private placements were $0.3 million and $0.2 million.

During the fourth quarter of 2023, we entered into the Strata Purchase Agreement with ClearThink, as supplemented by that certain Supplement to Strata Purchase Agreement, dated as of October 13, 2023, by and between us and ClearThink. During the fourth quarter of 2023, we completed two tranches of private placements under the terms of the Strata Purchase Agreement with ClearThink that provided gross proceeds of $0.2 million and $0.3 million. After deducting finder’s fees and other offering expenses, the net proceeds from the private placements were $0.2 million and $0.2 million. On August 13, 2024, we entered into Amendment No. 1 to the Strata Purchase Agreement pursuant to which the commitment amount was increased from $2.0 million to $5.0 million.

On February 1, 2024, we entered into the Second Strata Purchase Agreement with ClearThink. No shares of the Company’s common stock were issued under the Second Strata Purchase Agreement and on August 8, 2024, the Company and ClearThink entered into a termination agreement and all outstanding obligations were terminated.

Third Party Promissory Notes Payable

As of December 31, 2024, we had outstanding Senior PIK Notes Payable in the amount of $5.3 million. The Senior PIK Notes Payable were issued during 2022. During the year ended December 31, 2024, we issued to third parties 17 promissory notes with principal balances totaling $5.0 million and we received net cash proceeds from the issuances totaling $4.1 million. During the year ended December 31, 2024, we exchanged $2.2 million of the promissory notes issued in 2024 for 2,464 shares of our Series A Preferred Stock with a stated value of $1,000 per share. In addition, during the year ended December 31, 2024, $0.6 million of the principal balances of three of the promissory notes issued during 2024 and $61,745 of associated accrued interest were converted into 2.1 million shares of our Class A Common Stock pursuant to the conversion terms of such notes. At December 31, 2024, $2.1 million of the outstanding principal balance of six promissory notes were convertible into 2.9 million shares of our Class A Common Stock per the terms of the securities purchase agreement entered into in connection with the notes. Two other promissory notes outstanding at December 31, 2024, were convertible but only in the event of an event of default as that term is defined in the applicable agreements. In addition, at December 31, 2024, as part of the RCHI acquisition, we assumed a note a payable with Western Healthcare, LLC (the “Western Note Payable”) in the principal amount of $0.6 million As of December 31, 2024, the total principal balance of third-party promissory notes payable as presented on the consolidated balance sheet is $7.3 million, which is net of $0.7 million of debt discounts.

Conversion of Promissory Notes

On January 10, 2025, we entered into an Exchange Agreement pursuant to which $200,000 owing under a promissory note issued on January 30, 2024 was exchanged for 773,215 shares of our Class A Common Stock and on January 27, 2025 we entered into an Exchange Agreement pursuant to which an additional $250,000 owing under the note was exchanged for 966,520 shares of our Class A Common Stock.

On January 15, 2025, we issued 43,333 shares of our Class A Common Stock in exchange for the balance of a promissory note issued on April 3, 2024.

On July 22, 2024, we issued a promissory note dated July 22, 2024 in the principal amount of $168,728. In January 2025, we issued 1,186,493 shares of our Class A Common Stock upon conversion in full of the outstanding principal balance and accrued interest totaling $173,228.

Western Note Payable Amended and Restated

In February 2025, the Western Note Payable was sold to a new holder and it was amended and restated. Per the terms of the amendment and restatement, the principal balance of the note, which includes previously accrued interest expense, is $1.1 million, the maturity date is February 26, 2026 and the note is convertible into shares of the Company’s Class A Common Stock at a conversion price equal to 90% of the average VWAP for the five trading days prior to conversion.

Convertible Note Offerings

On February 27, 2025, our Board of Directors approved a convertible promissory note offering of up to $1.5 million of convertible promissory notes (a “Note” or, together, the “Notes”) to be issued to investors under Rule 506(b) of Regulation D promulgated by the SEC (the “Note Offering”). Each Note will carry a 9.09% original issuance discount as well as a one-time interest charge of 10% on the date of issuance. Each Note will mature nine months from issuance and each note and accrued interest are convertible into shares of our Common Stock at $0.20, subject to adjustments.

Three notes were issued on February 27, March 4, and March 7, 2025 under this agreement totaling $302,500 and 250,000 commitment shares of our Class A Common Stock were issued pursuant to these issuances.

On January 28, 2025, we issued a convertible promissory note in the principal amount of $121,000 and 62,500 commitment shares of our Class A Common Stock were issued pursuant to this issuance.

On January 21, 2025 and February 24, 2025, we issued convertible promissory notes in the principal amounts of $168,728 and $112,746, respectively.

Convertible Promissory Notes with Jefferson Street Capital LLC

On January 7, 2025, the Company entered into a Securities Purchase Agreement with Jefferson Street Capital LLC (“JSC”) pursuant to which we agreed to issue to JSC convertible promissory notes in the principal amount of up to $1,650,000 and up to a total number of shares of our Class A Common Stock as a commitment fee equal to 10% of the purchase price of each of the notes divided by the average VWAP of the Common Stock during the five Trading Days (as defined in the notes) prior to the issuance date of the respective notes. The per share conversion price into which principal and interest under each note is convertible into shares of our Class A Common Stock equals the higher of (i) $0.01 or (ii) the 90% of the lowest daily VWAP on any trading day during the five trading days prior to the respective conversion date. On January 7, 2025, we issued to JSC a convertible promissory note in the principal amount of $291,500 and 86,959 commitment shares of our Class A Common Stock were issued pursuant to this issuance. On March 6, 2025, we issued to JSC a convertible promissory note in the principal amount of $147,015 and 1,000,000 commitment shares of our Class A Common Stock were issued pursuant to this issuance.

Related Party Promissory Notes Payable

On September 10, 2024, we issued a note payable due on September 10, 2026 to RHI in the principal amount of $22.0 million for the purchase of RCHI. During December, 2024, we exchanged $21.0 million of the promissory note owed to RHI for 21,000 shares of our Series A Preferred Stock with a stated value of $1,000 per share and we issued to RHI a new promissory note in the principal amount of $1.0 million due on June 5, 2025.

In addition, we have outstanding a note payable to RHI in the amount of $0.3 million for the purchase of Myrtle, a note payable to RHI for the amount owed by Myrtle to RHI on the date that we acquired Myrtle, which balance has been reduced to $0.6 million as of December 31, 2024, and we have outstanding at December 31, 2024, three additional promissory notes payable to related parties totaling $0.8 million.

Each of these notes is more fully discussed in the footnotes to the consolidated financial statements presented elsewhere in this Annual Report.

Preferred Stock

In addition to the issuances of Series A Preferred Stock for the exchange of third party and RHI notes payable as discussed above, during the year ended December 31, 2024, we issued 120 shares of our Series C Preferred Stock with a stated value of $1,000 per share for net cash proceeds of $0.1 million and we issued 4,311.7 shares of our Series D Preferred Stock with a stated value of $1,000 per share for $4.2 million of accounts payable and accrued expenses. During December 2024, 924 shares of our Series A Preferred Stock were converted into 3.6 million shares of our Class A Common Stock.

On February 28, 2025, an investor purchased 60 Series C Preferred Stock for $50,000 and in doing so exchanged 50 Series B Preferred Stock for 75 Series C Preferred Stock.

On April 12, 2025, we issued 375 shares of Series A Preferred Stock to an institutional investor in return for $325,000 of cash received by the Company.

Going Concern

Our primary uses of cash are to fund our operations as we continue to grow our business, as well as to service our debt. We finalized the acquisition of Myrtle on June 14, 2024 and the acquisition of RCHI on September 10, 2024. We are expecting the Myrtle and RCHI businesses to produce a small cash flow surplus through 2025. Capital expenditures have historically not been material to our consolidated operations, and we do not anticipate making material capital expenditures in 2025 unless we secure additional capital to expand the current operations. We expect that our liquidity requirements will continue to consist of working capital, including payments of outstanding debt and accrued liabilities and general corporate expenses associated with the growth of our business. Based on the size of our current operations, we do not have sufficient capital to fund our corporate overhead for at least 12 months from the date hereof. We expect to address our liquidity needs through the pursuit of additional funding through a combination of equity or debt financing and additional strategic acquisitions that we expect will contribute positive cash flow to enable us to fund our operations. Completing such acquisitions requires significant additional capital that has not yet been secured.

We have taken various actions to bolster our cash position, including raising funds through the private placements and the issuances of promissory notes, and conserving cash by issuing shares of our Preferred Stock and shares of our Class A Common Stock under exchange agreements, license agreements, legal settlements, consulting agreements, finder’s fees related to equity and debt financing and consulting agreements, among other transactions, as an alternative to paying in cash.

Based on our current operating plan, our cash position as of December 31, 2024, and after taking into account the actions described above, we do not expect to be able to fund our operations through 2025 without the need for additional financing or other increases in our cash and cash equivalents balance to enable us to fund our future operations.

We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing sooner than currently projected, which funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We may raise additional capital through equity offerings, debt financings or other capital sources. If we do raise additional capital through public or private equity offerings, or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely impact our existing stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take certain actions.

The accompanying consolidated financial statements to this Annual Report do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The following table presents our capital resources as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023	Change

Cash	$68,268	$38,116	$30,152
Working capital deficit	(29,846,195)	(14,102,795)	(15,743,400)
Total debt, net of discounts of $678,925, and $0	10,219,905	4,992,730	5,227,175
Total stockholders’ equity (deficit)	5,271,811	(14,100,209)	19,372,020

Cash Flows

The following table summarizes our cash flow data for the years ended December 31, 2024 and 2023:

	Cash Provided by/ (Used in)
Years Ended December 31,	2024	2023
Operating Activities	$(2,840,614)	$(6,645,057)
Investing Activities	$13,329	$-
Financing Activities	$2,857,437	$1,167,584

Operating Activities

The net cash used in operations in the year ended December 31, 2024 was $2.8 million, or $3.8 million less than the $6.6 million of cash used in operations during the year ended December 31, 2023, primarily as a result of the reduction in the net loss attributable to FOXO in 2024 compared to 2023, partially offset by the $4.8 million statutory capital and surplus that we gained access to as a result of the sale of FOXO Life Insurance Company in February 2023. We used the entire $4.8 million to fund our operations during 2023. The improvement in the year ended December 31, 2024 was also due to certain noncash items, including higher amortization of debt discounts and debt issuance costs of $0.9 million and an increase of $0.4 million of PIK Notes interest, among other items, partially offset by certain noncash items in the 2023, including: (i) the loss from PIK Note Amendment  and 2022 Debenture Release  of $3.5 million, (ii) higher amortization of consulting fees paid in common stock of $1.7 million and (iii) higher impairment of assets of $0.8 million, among other items that contributed to the net loss for 2023.

Investing Activities

Investing activity in the year ended December 31, 2024 provided cash of $13,329, which represented the cash acquired from the purchases of Myrtle and RCHI. We did not have cash flows from investing activities in the year ended December 31, 2023.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $2.9 million compared to $1.2 million for the year ended December 31, 2023. Net cash provided by financing activities for the year ended December 31, 2024, included $4.1 million from the issuances of third party notes payable and $0.1 million from the issuance of preferred stock, partially offset by $1.0 million paid on related party notes payable, $0.3 million of payments on other loans, among other items. Net cash provided by financing activities for the year ended December 31, 2023, included $1.2 million from private placements and $0.3 million from related parties’ promissory notes/payables, partially offset by $0.3 million of deferred offering costs.

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

Critical Accounting Policies

The preparation of the consolidated financial statements and related notes included under “Item 8. Financial Statements” and related disclosures in conformity with U.S. GAAP. The preparation of these consolidated financial statements requires the selection of the appropriate accounting principles to be applied and the judgments and assumptions on which to base accounting estimates, which affect the reported amounts of assets and liabilities as of the date of the balance sheets, the reported amounts of revenue and expenses during the reporting periods, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time such estimates are made. Actual results and outcomes may differ materially from our estimates, judgments, and assumptions. We periodically review our estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate.

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

Contractual Allowances and Doubtful Accounts Policy

In accordance with ASC, “Revenue from Contracts with Customers (Topic 606),” including subsequently issued updates, the Company does not present “allowances for doubtful accounts” on its balance sheets, rather its accounts receivable are reported at realizable value, net of estimated contractual allowances and estimated implicit price concessions (also referred to as doubtful accounts), which are estimated and recorded in the period the related revenue is recorded. ASC, “Financial Instruments Credit Losses (Topic 326),” requires that healthcare organizations estimate credit losses on a forward-looking basis taking into account historical collection and payer reimbursement experience as an integral part of the estimation process related to contractual allowances and doubtful accounts. Receivables deemed to be uncollectible are charged against the allowance for doubtful accounts after all collection efforts have ceased or the account is settled for less than the amount originally estimated to be collected. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. Revisions to the allowances for doubtful accounts are recorded as adjustments to revenues.

During the year ended December 31, 2024, estimated contractual allowances and implicit price concessions of $18.6 million have been recorded as reductions to revenues and accounts receivable balances to enable the Company to record its revenues and accounts receivable at the estimated amounts it expects to collect. As required by Topic 606, after estimated contractual allowances and implicit price concessions to the health care segment’s revenues for the year ended December 31, 2024, the Company recorded healthcare net revenues of $4.1 million. Myrtle and SCCH were acquired on June 14, 2024 and September 10, 2024, respectively, thus no revenues were recorded related to the healthcare segment in the year ended December 31, 2023.

The Company has recorded minor amounts of revenues from its Labs and Life segment during the years ended December 31, 2024 and 2023. The Labs and Life segment’s revenues consist of royalties based on the Company’s epigenetic biomarker research, agents’ commissions earned on the sale, servicing and placement of life insurance policies, and epigenetic testing services sold primarily to research organizations. Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company applies judgment in determining the customer’s ability and intention to pay based on a variety of factors including the customer’s historical payment experience.

Equity-Based Compensation

In 2022, we offered equity-based compensation to employees and nonemployees in the form of stock options and restricted stock. We measure and recognize all equity-based payments to employees, service providers and board members at fair value. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the consolidated statements of operations based on the estimated fair value of those awards on the grant date or reporting date, if required to be remeasured, and amortized on a straight-line basis over the requisite service period. We recognize forfeitures as incurred. We utilize a Black-Scholes valuation model to estimate the fair value of stock options and this model requires the input of assumptions, including the exercise price, volatility, expected term, discount rate, and the fair value of the underlying membership or stock on the date of grant. These inputs are provided at the grant date for an equity classified award and each measurement date for a liability classified award. Equity-based compensation awards are considered granted (i) when there is a mutual understanding of key terms, (ii) we are contingently obligated to issue the options, and (iii) the option holder begins to benefit or be adversely impacted by changes in our stock price. This primarily occurs at the time the stock option agreements are executed. The fair value of each stock option is estimated using a Black-Scholes valuation model while considering the respective rights of each type of stockholder. We did not grant stock options during the years ended December 31, 2024 and 2023, however, we had significant forfeitures during those years.

Going Concern

On a quarterly basis, we assess going concern uncertainty for our consolidated financial statements to determine if we have sufficient cash and cash equivalents on hand and working capital to operate for a period of at least one year from the date our consolidated financial statements are issued or are available to be issued (the “look-forward period”). Based on conditions that are known and reasonably knowable to us, we consider various scenarios, forecasts, projections, and estimates, and we make certain key assumptions, including the timing and nature of projected cash expenditures or programs, among other factors, and our ability to delay or curtail those expenditures or programs within the look-forward period, if necessary. Until additional equity or debt capital is secured, there is substantial doubt about the Company’s ability to continue as a going concern.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which requires enhanced annual disclosures for specific categories in the rate reconciliation and income taxes paid disaggregated by federal, state and foreign taxes. ASU 2023-09 is effective for public business entities for annual periods beginning on January 1, 2025. We plan to adopt ASU 2023-09 effective January 1, 2025 applying a retrospective approach to all prior periods presented in the financial statements. We do not believe the adoption of this new standard will have a material effect on our disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt with Conversions and Other Options (Subtopic 470-20), Induced Conversions of Convertible Debt Instruments. The amendments in this ASU clarify when the settlement of a debt instrument should be accounted for as an induced conversion. Under this ASU, (a) to be accounted for as an induced conversion, an inducement offer is required to preserve the form and amount of consideration issuable upon conversion in accordance with the terms of the instrument (rather than only the equity securities issuable upon conversion), (b) whether a settlement of convertible debt is an induced conversion should be assessed as of the date the inducement offer is accepted by the holder, and (c) issuers that have exchanged or modified a convertible debt instrument within the preceding 12 months (that did not result in extinguishment accounting) should use the terms that existed 12 months before the inducement offer was accepted when determining whether induced conversion accounting should be applied. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The amendments in this ASU permit an entity to apply the new guidance on either a prospective or a retrospective basis. The Company has not yet determined the impact of the adoption of this ASU on its consolidated financial statements.

Factors That May Adversely Affect our Results of Operations

Our results of operations may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, Medicare and Medicaid cost reimbursement, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, a resurgence of the COVID-19 pandemic and/or the emergence of new variants or new pandemics, cyber security risks and geopolitical instability. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer, and Interim Chief Financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2024 because of the material weaknesses in internal control over financial reporting discussed in Management’s Annual Report on Internal Control over Financial Reporting, presented below.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with U.S. GAAP. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). There are risks related to the timing and accuracy of the integration of information from various accounting systems whereby the Company has experienced delays in receiving information in a timely manner from its subsidiaries. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

The Company has made improvements on the integration of information during 2024 and plans to move towards securing a prompt and accurate reporting system. The Company is continuing to further remediate the material weaknesses identified above. The Company has taken or is in the process of taking the following steps to remediate these material weaknesses: (i) increasing the staffing of its internal accounting department; and (ii) implementing enhanced documentation procedures to be followed by the internal accounting department.

Notwithstanding such material weakness, management believes that the consolidated financial statements included in this Form 10-K fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods and dates presented.

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

The review, testing and evaluation of key internal controls over financial reporting completed by the Company resulted in the Company’s principal executive officer and principal financial and accounting officer concluding that as of December 31, 2024, material weaknesses existed in the Company’s internal controls over financial reporting. Specifically, in connection with our:

(i)	Lack of adequate policies and procedures in a control environment and monitoring controls to ensure that the Company’s policies and procedures have been carried out as planned.

(ii)	Lack of accounting personnel resources with the necessary levels of accounting expertise and knowledge to compile and analyze consolidated financial statements and related disclosures in accordance with U.S. GAAP.

(iii)	Segregation of duties: The accounting manager can prepare and post the same journal entries in the accounting system, which increases the risk of misstatement and fraud. In addition, the reconciliations and financial statements have been prepared by the accounting manager, however, no proper review has been implemented.

The Company has and will continue to address the material weaknesses described above through the following actions:

●	Engaging third-party consultants with appropriate expertise to assist the finance and accounting department on an interim basis until key roles are filled;

●	Assessing finance and accounting resources to identify the areas and functions that lack sufficient personnel and recruiting for experienced personnel to assume these roles;

●	Further centralization of key accounting processes to enable greater segregation of duties;

●	Developing further training on segregation of duties; and

●	Designing and implementing additional compensating controls where necessary.

While we continue working diligently to remediate these material weaknesses, there is no assurance that these material weaknesses will be fully remediated by December 31, 2025.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our business and affairs are managed by or under the direction of the Board.

Executive Officers and Directors

The business and affairs of the Company are managed by or under the direction of the Board.

The following table sets forth the name, age and position of each of the current directors and executive officers of the Company:

Name	Age	Position
Executive Officers
Seamus Lagan	56	Chief Executive Officer and Director
Martin Ward	66	Interim Chief Financial Officer
Mark White	63	Chief Executive Officer and sole director of FOXO Labs Inc. and Director
Non-Employee Directors
Bret Barnes (1)(2)(3)	42	Director
Francis Colt deWolf III (1)(2)(3)	56	Director
Trevor Langley	63	Chairman

(1)	Member of nominating and corporate governance committee.

(2)	Member of compensation committee.

(3)	Member of audit committee.

The principal occupations and positions for at least the past five years of our executive officers and directors are described below. There are no family relationships among any of our directors or executive officers.

Executive Officers

Seamus Lagan – Chief Executive Officer and Director

Mr. Lagan was elected as a director of the Company on September 10, 2024 in connection with the acquisition of Rennova Community Health, Inc. by the Company. Mr. Lagan became Chief Executive Officer of the Company on December 5, 2024. He was appointed Chief Executive Officer and President and a director of RHI, a company subject to section 13(a) or 15(d) of the Exchange Act, on November 2, 2015 and as Chief Executive Officer and a director of Medytox Solutions, Inc., the predecessor business to a merger with RHI in 2015, and now a wholly-owned subsidiary of RHI (“Medytox”), effective September 15, 2014. Mr. Lagan served as Interim Chief Financial Officer of RHI effective October 13, 2017, and served through April 8, 2019. Mr. Lagan has also been the Interim Chief Financial Officer of RHI since May 10, 2019. Mr. Lagan has been through Alcimede LLC until November 1, 2021 and Alcimede Limited since November 1, 2021, a consultant to Medytox since May 2011. Mr. Lagan is the managing director of Alcimede Limited, a Bahamas company that provides various consulting services, including management, organization, and financial consulting services. Mr. Lagan also currently serves, through Alcimede Limited, as Chief Executive Officer of most of the subsidiaries of RHI, including RCHI.

Martin Ward — Interim Chief Financial Officer

Mr. Ward has served as our Interim Chief Financial Officer since September 2023. In addition to his role at the Company, Mr. Ward has served since 2022, and continues to serve, as Chief Financial Officer of Kr8 ai Inc. Since 2012, Mr. Ward served and continues to serve as the Chief Financial Officer, Secretary and a director of One Horizon Group Inc. Mr. Ward served as the Chief Financial Officer, Secretary and a director of One Horizon Group PLC the predecessor to One Horizon Group, Inc., where he oversaw One Horizon Group’s United Kingdom arm float on the London AIM market and its merger into a company whose securities were quoted on the OTC Markets in 2012 which uplisted to the NASDAQ Capital Market in 2014. Mr. Ward is a Fellow of the Institute of Chartered Accountants in England and Wales and qualified as a Chartered Accountant in 1983.

Mark White — Director

Mr. White served as our Interim Chief Executive Officer from September 2023 to December 5, 2024. He has been a director since September 2023. In addition to his roles at the Company, Mr. White has served since 2022, and continues to serve, as President of Kr8 ai Inc., a company in the development stage that uses artificial intelligence and machine learning to develop products and tools for content creators. Prior to his role with KR8, in 2014, Mr. White founded and became Chief Executive Officer of One Horizon Group PLC, a predecessor of One Horizon Group, Inc. which he served as Chief Executive Officer and a Director from 2012 to 2014. Mr. White was again appointed Chief Executive Officer and director of One Horizon Group, Inc. in 2017. Mr. White founded Next Destination Limited in 1993, the European distributor for Magellan GPS and satellite products, and sold the business in 1997. Prior to that, Mr. White was Chief Executive Officer for Garmin Europe, where he built up the company’s European distribution network. Mr. White’s entrepreneurial career in the distribution of electronic equipment and telecommunications spans over 25 years. Apart from his product and technical knowledge, Mr. White has a wealth of experience in corporate finance. He has led in excess of 25 merger and acquisition transactions and associated funding and financing rounds and has helped numerous private and public companies obtain financing. We believe that Mr. White’s extensive commercial and operational management experience at technology companies and his experience launching new businesses and raising capital qualifies him to serve on our Board.

Non-Employee Directors

Trevor Langley – Chairman and Director

Mr. Langley was elected as a director of the Company on September 10, 2024 in connection with the acquisition of RCHI by the Company and was appointed Chairman of our Board on March 12, 2025. He has served as a director of RHI since April 9, 2017. Since 2006, he has been the owner and managing partner of Avanti Capital Group LLC/Avanti Partners, LLC (“Avanti”). Avanti assists micro, small and mid-cap publicly traded companies and those looking to become public by leveraging traditional and new communication technologies with a specialization in healthcare and alternative-energy markets. Avanti also provides comprehensive consulting services.

Bret Barnes — Director

Mr. Barnes has served as a member of our Board since November 2021 and served as Chairman of our Board from November 2022 to March 12, 2025. Since April 2007, Mr. Barnes has served as a Staff Bioinformatics Scientist for Illumina, Inc. (NASDAQ: ILMN). Mr. Barnes has developed a number of patents and products, including methods to examine methylation of genomic DNA and methods for diagnosing respiratory pathogens and predicting COVID-19 related outcomes. Mr. Barnes has been the core bioinformatics lead on all Infinium Methylation products, including all original and new novel design capabilities. In addition to his array development efforts, Mr. Barnes has been instrumental in developing structural variant detection algorithms via DNA sequencing at Illumina, Inc. Prior to that position, Mr. Barnes served as a Bioinformatics Software Engineer from 2005 to 2007 at Science Applications International Corporation (NYSE American: SAIC). Mr. Barnes holds a Bachelor of Science degree in Bioinformatics from the University of California, Santa Cruz. Mr. Barnes was among the first graduates at University of California, Santa Cruz to receive a degree in bioinformatics.

Francis Colt deWolf III — Director

Mr. deWolf has served as a director of the Company since January 2024. Mr. deWolf has over 20 years’ experience in the financial services sector. From June 2009 until the present, he has served as President of Colt Capital LLC, a Florida-based company, whose principal activities focus on advising emerging market companies on private and public financing strategies, in particular, the reverse merger process. He is also engaged in lending using equity as collateral as well as trading equity. Notable transactions in which Mr. deWolf was instrumental include China Security (CSR), China Public Security (CNIT), and China Valve (CVVT). The financing strategies undertaken by these companies have ranged from private equity, to public listings on the NASDAQ and the AMEX. Mr. deWolf’s role in such transactions has not only been advisory; he has also raised capital, and sourced legal and audit expertise, as well as ultimately orchestrated large share block sales to private equity funds in order to assist the company in optimizing its share position. From June 2019 to the present, Mr. deWolf has served as Managing Director of Crediblock.com LLC, a global digital productions and marketing agency. From October 2019 to the present, Mr. deWolf has served as Executive Director of Blockstreet Network, Inc., a firm dealing in in acquisition, enhancement and disposition of distressed titles of property. From March 2020 to the present, Mr. deWolf has served as President of Diamond Rock, Inc., a cash/non-cash sponsor of distressed real estate transactions. Prior to founding Colt Capital LLC, Mr. deWolf was a Senior Vice President at Oppenheimer and Company, where he was involved in the Chinese markets, focusing on restricted stock placements, reverse mergers and secondary financing for emerging and mid-size Chinese companies. In the earlier years of his career, Mr. deWolf was a bond broker for Tucker Anthony, and subsequently an equities broker, and Vice President at Prudential Securities in Washington D.C. where he developed his expertise in restricted securities. Mr. deWolf is a graduate of Tulane University and received his business degree from the AB Freeman School of Business Studies at Tulane University.

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

Director Independence

The Board consists of five members, three of whom qualify as independent within the meaning of the independent director guidelines of NYSE American. The Company anticipates electing additional independent directors in the future.

The Company’s Class A Common Stock is listed on NYSE American. Under the rules of NYSE American, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of NYSE American require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under the rules of NYSE American, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Exchange Act and the rules of NYSE American. Compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and the rules of NYSE American.

We have undertaken a review of the independence of each director and considered whether each director has a material relationship that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, we have determined that Messrs. Barnes, deWolf, and Langley are “independent directors” as defined under the listing requirements and rules of NYSE American and the applicable rules of the Exchange Act.

We are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

●	the requirement that a majority of our Board of Directors consist of “independent directors” as defined under the rules of the NYSE;

●	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

●	the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	the requirement for an annual performance evaluation of the compensation and nominating and corporate governance committees.

At any future time, we may utilize these exemptions. As a result, we may not have a majority of independent directors, our nominating/corporate governance committee, if any, and compensation committee may not consist entirely of independent directors and such committees may not be subject to annual performance evaluations. Accordingly, our shareholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

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

Audit Committee

The Company’s audit committee consists of Messrs. Barnes and deWolf. The Board has determined that each of these individuals meets the independence requirements of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act and the applicable listing standards of the NYSE American. Each member of the Company’s audit committee meets the requirements for financial literacy under the applicable NYSE American rules. In arriving at this determination, the Board has examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.

The Board has determined that Mr. deWolf qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the NYSE American rules. In making this determination, the Board has considered Mr. deWolf’s formal education and previous and current experience in financial and accounting roles. Both the Company’s independent registered public accounting firm and management periodically will meet privately with the Company’s audit committee.

The audit committee’s responsibilities include, among other things:

●	appointing, compensating, retaining, evaluating, terminating and overseeing the Company’s independent registered public accounting firm;

●	discussing with the Company’s independent registered public accounting firm its independence from management;

●	reviewing with the Company’s independent registered public accounting firm the scope and results of its audit;

●	pre-approving all audit and permissible non-audit services to be performed by the Company’s independent registered public accounting firm;

●	overseeing the financial reporting process and discussing with management and the Company’s independent registered public accounting firm the interim and annual financial statements that the Company files with the SEC;

●	reviewing and monitoring the Company’s accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; and

●	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.

The composition and function of the audit committee comply with applicable requirements of the Sarbanes-Oxley Act, SEC rules and regulations and NYSE American listing rules. The Company will comply with future requirements to the extent they become applicable to the Company.

Compensation Committee

The Company’s compensation committee consists of Messrs. Barnes and deWolf. Messrs. Barnes and deWolf are non-employee directors, as defined in Rule 16b-3 promulgated under the Exchange Act. The Board has determined that Messrs. Barnes and deWolf are “independent” as defined under the applicable NYSE American listing standards, including the standards specific to members of a compensation committee.

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

Nominating and Corporate Governance Committee

The Company’s nominating and corporate governance committee consists of Messrs. Barnes and deWolf. The Board has determined that each of Messrs. Barnes and deWolf is “independent” as defined under the applicable listing standards of the NYSE American and SEC rules and regulations.

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

Compensation Committee Interlocks and Insider Participation

None of the members of the Company’s compensation committee has ever been an executive officer or employee of the Company. None of the Company’s executive officers currently serve, or have served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that will serve as a member of the Board or compensation committee.

Role of the Board in Risk Oversight/Risk

One of the key functions of the Board is informed oversight of the Company’s risk management process. The Board does not anticipate having a standing risk management committee, but rather anticipates administering this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. For example, the Company’s audit committee will be responsible for overseeing the management of risks associated with the Company’s financial reporting, accounting, and auditing matters; and the Company’s compensation committee will oversee the management of risks associated with our compensation policies and programs.

Board Oversight of Cybersecurity Risks

The Company faces a number of risks, including cybersecurity risks and those other risks described under the section titled “Risk Factors” included in its SEC filings. The Board plays an active role in monitoring cybersecurity risks and is committed to the prevention, timely detection, and mitigation of the effects of any such incidents on the Company’s operations. In addition to regular reports from each of the Board’s committees, the Board receives regular reports from management, including its chief technology officer and chief security officer, on material cybersecurity risks and the degree of the Company’s exposure to those risks. While the Board oversees its cybersecurity risk management, management is responsible for day-to-day risk management processes. Management works with third party service providers to maintain appropriate controls. We believe this division of responsibilities is the most effective approach for addressing the Company’s cybersecurity risks and that the Board leadership structure supports this approach.

Limitation on Liability and Indemnification of Directors and Officers

Our Certificate of Incorporation contains provisions that limit the liability of the Company’s directors for damages to the fullest extent permitted by Delaware law. Consequently, the Company’s directors will not be personally liable to the Company or its stockholders for damages as a result of an act or failure to act in his or her capacity as a director, unless:

●	the presumption that directors are acting in good faith, on an informed basis, and with a view to the interests of the corporation has been rebutted; and

●	it is proven that the director’s act or failure to act constituted a breach of his or her fiduciary duties as a director and such breach involved intentional misconduct, fraud or a knowing violation of law.

Our Certificate of Incorporation requires the Company to indemnify and advance expenses to, to the fullest extent permitted by applicable law, its directors, officers and agents. The Company maintains a directors’ and officers’ insurance policy pursuant to which the Company’s directors and officers are insured against liability for actions taken in their capacities as directors and officers. Finally, the Certificate of Incorporation prohibits any retroactive changes to the rights or protections or increasing the liability of any director in effect at the time of the alleged occurrence of any act or omission to act giving rise to liability or indemnification.

In addition, the Company has entered and will enter into separate indemnification agreements with the Company’s directors and officers. These agreements, among other things, require the Company to indemnify its directors and officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of the Company’s directors or officers or any other company or enterprise to which the person provides services at the Company’s request.

We believe these provisions in the Certificate of Incorporation are necessary to attract and retain qualified persons as directors and officers for the Company.

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

The full text of the Company’s Corporate Governance Guidelines and its Code of Business Conduct and Ethics are posted on the Corporate Governance portion of the Company’s website at www.foxotechnologies.com. Information contained on or accessible through the Company’s website is not a part of this Annual Report, and the inclusion of the Company’s website address in this Annual Report is an inactive textual reference only. The Company intends to make any legally required disclosures regarding amendments to, or waivers of, provisions of its Code of Business Conduct and Ethics on its website rather than by filing a Current Report on Form 8-K.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

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

This section discusses the material components of the executive compensation program offered to our named executive officers. Our named executive officers for the years ended December 31, 2024 and 2023 were as follows:

●	Seamus Lagan, our current Chief Executive Officer;

●	Martin Ward, our current Interim Chief Financial Officer; and

●	Mark White, our former Interim Chief Executive Officer.

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

Summary Compensation Table

The following table sets forth information regarding the total compensation awarded to and earned by our named executive officers for services rendered in all capacities for the years ended December 31, 2024 and 2023.

		Salary		Stock Awards		All Other Compensation		Total
Name and Principal Position	Year	($)		($)		($)		($)
Mark White(1)	2024	150,000	(2)	—		538,522	(3)	688,522
Former Interim Chief Executive Officer	2023	—		257,500	(4)	—		257,500

Martin Ward(5)	2024	—		—		180,000	(6)	180,000
Interim Chief Financial Officer	2023	—		257,500	(4)	—		257,500

Seamus Lagan	2024	—		—		—		—
Current Chief Executive Officer	2023	—		—		—		—

(1)	Mark White was appointed as Interim Chief Executive Officer and director of the Company effective as of September 19, 2023 and resigned as Chief Executive Officer on December 5, 2024.

(2)	Amount earned under the Services Agreement dated July 25, 2024.

(3)	Includes $180,000 of management fees paid to KR8, an entity of which Mr. White shares beneficial ownership. Also includes $350,000 paid to Mr. White pursuant to the Termination of Employment, Settlement and Mutual Release Agreement dated December 5, 2024 and $8,522 for car lease payments under the Services Agreement dated July 25, 2024.

(4)	On October 3, 2023, Messrs. White and Ward were each awarded 250,000 shares of the Company’s Class A Common Stock.

(5)	Martin Ward was appointed as Interim Chief Financial Officer of the Company effective as of September 19, 2023.

(6)	Includes $180,000 of management fees paid to KR8, an entity of which Mr. Ward shares beneficial ownership.

Agreements with Named Executive Officers

Mark White, our former Interim Chief Executive Officer

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

On July 25, 2024, we entered into a new Services Agreement with Mark White that superseded the interim employment agreement (the “Services Agreement”). The initial term of the Services Agreement is until July 31, 2026. Pursuant to the Services Agreement, Mr. White is entitled to monthly fees of $30,000, which may be converted into equity at the option of both Mr. White and the Company. Mr. White is entitled to full and prompt reimbursement of all expenses incurred in connection with his service as an officer of the Company and a monthly reimbursement for the cost of leasing and insuring a vehicle with a fair market value not in excess of $80,000. No later than 30 days after the date of the Services Agreement, Mr. White is to be issued 2,000 shares of Series A Preferred Stock.

We may terminate the Services Agreement at any time without Cause (as defined in the Services Agreement), provided that we give written notice of termination at 60 days before the date of such termination. In which case, Mr. White is be entitled to receive the following:

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

On December 5, 2024, we entered into a Termination of Employment, Settlement and Mutual Release Agreement (the “White Termination Agreement”) pursuant to which the Services Agreement was terminated. The agreement provided for the following:

●	Payment of $100,000 to Mr. White at signing;

●	Appointment of Mr. White as sole director and Chief Executive Officer of FOXO Labs; a wholly owned subsidiary of the Company and execution of an employment agreement between Mr. White and FOXO Labs providing a base salary of $120,000 per year and payment of a car lease for a minimum of three years up to $1,750 monthly.

●	The issuance to Mr. White of a promissory note by the Company in the principal amount of $500,000 maturing on January 2, 2025, which will be satisfied in full upon the payment of $250,000 by December 31, 2024 (the “White Note”).

●	Issuance of 3,000 shares of Series D Preferred Stock (as defined below) pursuant to the KR8 Termination Agreement (as defined below) in full satisfaction of all amounts owing to KR8 (a company controlled by Mr. White) under the Master Software and Services Agreement with KR8 dated January 12, 2024, as amended (the “MSSA”).

KR8 was issued 3,000 shares of Series D Preferred Stock pursuant to the KR8 Termination Agreement and Mr. White was paid an aggregate of $350,000.

On December 6, 2024, FOXO Labs Inc. entered into a Services Agreement with Mark White pursuant to which he was appointed as Chief Executive Officer of FOXO Labs Inc. The initial term of the agreement is beginning January 1, 2025 until December 31, 2025 and will automatically extend for an additional 12 months, unless terminated prior by its terms. Mr. White will be compensated $10,000 per month and will be allowed a reimbursement for the lease and insurance of a vehicle not to exceed $80,000.

Martin Ward, our current Chief Financial Officer

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

2022 Equity Incentive Plan

During the year ended December 31, 2023, we granted 609,770 shares of restricted stock under the 2022 Plan of which 11,100 restricted shares were forfeited during the year. No shares of restricted stock were granted under the 2022 Plan during the year ended December 31, 2024. No stock options were granted under the 2022 Plan during the years ended December 31, 2024 and 2023. Summary terms of the 2023 Plan are as follows:

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

Management Contingent Share Plan

In connection with the business combination, we adopted an earnout incentive plan (the “Management Contingent Share Plan”) to secure and retain the services of certain key employees and service providers and incentivize such key employees and service providers to exert maximum efforts for the success of FOXO and its affiliates. The Management Contingent Share Plan made available a total of 920,000 shares eligible to be issued pursuant to restricted share awards, all of which were issued. These restricted share awards will vest and be subject to forfeiture according to time-based criteria established as part of the business combination. With the sale of FOXO Life Insurance Company on February 3, 2023, performance-based criteria is no longer required for vesting. A summary of the Management Contingent Share Plan is as follows:

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

Outstanding Equity Awards

During the year ended December 31, 2024, there were no unexercised options; stock that has not vested; and equity incentive plan awards outstanding for any of our named executive officers.

Director Compensation

Non-Employee Director Compensation Table

During the year ended December 31, 2024, the following compensation was earned by, paid to, or awarded to our non-employee directors who served on the board of directors during 2024.

		Salary		Total
Name and Principal Position	Year	($)		($)
Bret Barnes	2024	80,000	(1)	80,000
Francis Colt deWolf III	2024	60,000	(2)	60,000
Trevor Langley	2024	20,000		20,000

(1)	Amounts paid under the Independent Director Agreement dated July 24, 2024.

(2)	Amounts paid under the Independent Director Agreement dated January 22, 2024.

On January 22, 2024, we entered into an Independent Director Agreement with Francis Colt deWolf III pursuant to which Mr. deWolf is to be paid $5,000 per month commencing in January 2024 for his services as a director.

On July 24, 2024, we entered into an Independent Director Agreement with Bret Barnes pursuant to which Mr. Barnes is to be paid a cash fee of $50,000 for previous services performed as a director (with an additional $5,000 per month to be paid until satisfied), 400,000 shares of Class A Common Stock (which will be issued upon NYSE American approval), and $5,000 per month commencing in July 2024 for his services as a director.

Insider Trading Policy

Although the Company has not adopted an insider trading policy, its officers and directors comply with all applicable SEC and NYSE American rules and regulations.

Policies and Practices Related to the Timing of Grants of Certain Equity Awards

It is the Compensation Committee’s practice to approve ordinary course annual equity grants during a scheduled meeting held each year. At this meeting, the Compensation Committee will approve each named executive officer’s annual equity award, if any. At this time, we do not currently anticipate granting stock options to any of our named executive officers. The Company does not schedule its equity grants in anticipation of the release of material, non-public information, nor does the Company time the release of material nonpublic information based on equity grant dates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of April 8, 2025, the number of shares of Class A Common Stock, Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Exchange Act) known to us to be the beneficial owner of more than 5% of the outstanding shares of common stock; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all current executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days from the date of this Annual Report. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o FOXO Technologies Inc., 477 South Rosemary Ave., Suite 224, West Plam Beach, FL 33401.

Applicable percentage of ownership is based on 35,726,867 shares of Class A Common Stock, 22,232 shares of Series A Preferred Stock, 3,307.50 shares of Series B Preferred Stock, 405 shares of Series C Preferred Stock, and 4,311.70 shares of Series D Preferred Stock issued as of April 8, 2025.

Name and Address of Beneficial Owner	Number of Shares of Class A Common Stock (6)	% of Class (7)	% of Votes
Directors, Named Executive Officers, and Executive Officers:
Seamus Lagan, Chief Executive Officer and Director (2)	1,023,629	2.87%	*	(8)
Mark White, former Interim Chief Executive Officer and Director (1)	237,037	*	*
Martin Ward, Interim Chief Financial Officer (1)	237,037	*	*
Bret Barnes, Director (3)	8,944	*	*
Francis Colt deWolf III, Director	-	-	-
Trevor Langley, Director (4)	1,023,629	2.87%	*	(8)
All current directors and executive officers as a group (six individuals) (5)	1,269,610	3.55%	*

5% Beneficial Holders (Not Named Above) Rennova Health, Inc. 477 S. Rosemary Avenue, Suite 224 West Palm Beach, Florida 33401	1,023,629	2.87%	*	(8)

*	less than 1%.

(1)	Includes 237,037 shares of Class A Common Stock held by KR8 AI, an entity which Messrs. White and Ward control. On December 5, 2024, KR8 AI was issued 3,000 shares of Series D Preferred Stock, which are not included in the above table.

(2)	Shares are owned by RHI. Mr. Lagan is the Chief Executive Officer and President and a director of RHI. Mr. Lagan disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein. RHI currently owns 12,150 shares of Series A Preferred Stock, which are not included in the above table.

(3)

Includes (i) 3,334 shares of Class A Common Stock held by Mr. Barnes that are subject to forfeiture pursuant to the Management Contingent Share Plan; and (ii) 5,610 shares of Class A Common Stock underlying vested options held by Mr. Barnes.

(4)	Shares are owned by RHI. Mr. Langley is a director of RHI. Mr. Langley disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein. RHI currently owns 12,150 shares of Series A Preferred Stock, which are not included in the above table.

(5)	Our current directors and executive officers are: Francis Colt deWolf III (Director), Bret Barnes (Director), Mark White (Director), Martin Ward (Interim Chief Financial Officer), Seamus Lagan (Chief Executive Officer and Director) and Trevor Langley (Chairman and Director).

(6)	These amounts are based upon information available to the Company as of the date of this Annual Report.

(7)	To our knowledge, except as indicated in the footnotes above and subject to state community property laws where applicable, all beneficial owners named in the beneficial ownership table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(8)	On February 3, 2025, RHI entered into a Voting Agreement and Irrevocable Proxy with each of Sabby Volatility Warrant Master Fund, Ltd. (“Volatility”) and Sabby Healthcare Master Fund, Ltd. (“Healthcare”) pursuant to which at every meeting of the stockholders of the Company, and at every adjournment or postponement thereof, and on every action or approval by written consent or resolution of the stockholders of FOXO, each of Volatility and Healthcare shall, to the extent permissible and consistent with Volatility and Healthcare’s internal compliance policies (which may require abstention with respect to certain matters), vote, to the extent not voted by the person(s) appointed under the proxy, the shares of the Company owned by it and any new shares of the Company in such manner as is decided by RHI in its sole and absolute discretion.

Name and Address of Beneficial Owner	Number of Shares of Series A Preferred Stock (1)	% of Class (2)	% of Votes
Rennova Health, Inc. 477 S. Rosemary Avenue, Suite 224 West Palm Beach, Florida 33401	12,150	54.65%	46.43	%(3)
Sabby Volatility Warrant Master Fund, Ltd. Miami Beach, FL	5,181.59	23.31%	19.80	%(3)
Sabby Healthcare Master Fund, Ltd. Miami Beach, FL	4,800.41	21.59%	18.34	%(3)

(1)	These amounts are based upon information available to the Company as of the date of this Annual Report.
(2)	To our knowledge, except as indicated in the footnotes above and subject to state community property laws where applicable, all beneficial owners named in the beneficial ownership table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.
(3)	On February 3, 2025, RHI entered into a Voting Agreement and Irrevocable Proxy with each of Volatility and Healthcare pursuant to which at every meeting of the stockholders of the Company, and at every adjournment or postponement thereof, and on every action or approval by written consent or resolution of the stockholders of FOXO, each of Volatility and Healthcare shall, to the extent permissible and consistent with Volatility and Healthcare’s internal compliance policies (which may require abstention with respect to certain matters), vote, to the extent not voted by the person(s) appointed under the proxy, the shares of the Company owned by it and any new shares of the Company in such manner as is decided by RHI in its sole and absolute discretion.

Name and Address of Beneficial Owner	Number of Shares of Series C Preferred Stock (1)	% of Class (2)	% of Votes
Firstfire Global Opportunities Fund, LLC 1040 1st Ave, Ste 190 New York, NY 10002	270	66.67%		*
Joel Yanowitz & Amy B. Metzenbaum Rev. Trust+	135	33.33%		*

*	less than 1%.
+	Address unknown to the Company.

(1)	These amounts are based upon information available to the Company as of the date of this Annual Report.

(2)	To our knowledge, except as indicated in the footnotes above and subject to state community property laws where applicable, all beneficial owners named in the beneficial ownership table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Item 13. Certain Relationships and Related Transactions, Director Independence

Except as disclosed below, for transactions with our executive officers and directors, please see the disclosure under “EXECUTIVE COMPENSATION” above.

Other than compensation arrangements, the following is a summary of the transactions and series of similar transactions since January 1, 2021, or any currently proposed transactions, to which we were a participant or will be a participant, in which:

●	the amounts involved exceeded or will exceed $120,000; and

●	any of our directors, executive officers or holders of more than 5% of our voting securities, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Compensation arrangements for our directors and named executive officers are described the section titled “EXECUTIVE COMPENSATION” herein.

Letter Agreement for Software License and Development

On October 29, 2023, we entered into a letter agreement (the “Letter Agreement”) with KR8, pursuant to which KR8 granted us a provisional exclusive license (the “License”) to use KR8’s KR8 AI Eco System and iOS/Android app to develop one or more consumer health, wellness and longevity apps. The Letter Agreement limits the distribution of any such apps to consumers in North America. The Letter Agreement provides that KR8 will grant us a non-provisional exclusive License with a perpetual term upon the parties’ signing of a definitive license agreement.

Pursuant to the Letter Agreement, we agreed to pay KR8 an initial license and development fee of $2,500,000, with $1,500,000 to be paid in cash in agreed upon monthly increments and the remaining $1,000,000 to be paid in our Class A Common Stock at 102% of the closing price of the Common Stock on the date of the definitive agreement, subject to the authorization of NYSE American, provided that, (i) with the consent of KR8, portions of the cash fee may be paid in shares of Common Stock and (ii) for so long as the Common Stock is listed on a major exchange, commencing July 1, 2024, if the average trading volume exceeds $50,000 per day for an agreed upon period, up to a third of any monthly fee may be paid in shares of Common Stock.

In addition to the license and development fee, we agreed to pay KR8 a royalty of 15% of product subscriber revenues, with a minimum annual royalty to be agreed upon by the parties. If the royalty paid in respect of any year is less than the applicable minimum, the License will become non-exclusive; we will have the option to maintain exclusivity by paying the shortfall.

Pursuant to the Letter Agreement, KR8 will provide ongoing support and maintenance for a monthly fee of $50,000. In addition, KR8 will assist with the development of any apps. Wey will pay KR8 110% of its out-of-pocket costs in providing development services; provided that the first $50,000 due for development services any month will be deemed satisfied by payment of the monthly maintenance fee.

Pursuant to the Letter Agreement, KR8 will own all rights to intellectual property produced solely by KR8 in performing under the License, provided that we will have the right to use such property pursuant to the License. We will own all rights to intellectual property in the form of both sample meta-data and paired molecular data collected including research results and biomarkers produced solely by us utilized in KR8’s products, including without limitation the raw and processed epigenetic data, provided KR8 will have the right to use such property pursuant to the License. We and KR8 will jointly own all rights to intellectual property produced jointly.

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

Mark White, our former Interim Chief Executive Officer and director, is KR8’s President. Martin Ward, our Interim Chief Financial Officer, is KR8’s Chief Financial Officer. Mr. White and Mr. Ward each beneficially owns more than 5% of the common stock of KR8.

KR8 Master License and Services Agreement

Effective January 12, 2024, we entered into the License Agreement with KR8. Our then Interim CEO and Interim CFO each are equity owners of KR8. Under the License Agreement, KR8 granted to us a limited, non-sub licensable, non-transferable perpetual license to use the “Licensor Products” listed in Exhibit A to the License Agreement, to develop, launch and maintain license applications based upon our epigenetic biomarker technology and software to develop an AI machine learning epigenetic APP to enhance health, wellness and longevity. The territory of the License Agreement is solely within the U.S., Canada and Mexico.

Under the License Agreement, we agreed to pay to KR8 an initial license and development fee of $2,500,000, a monthly maintenance fee of $50,000, and an ongoing royalty equal to 15% of “Subscriber Revenues,” as defined in the License Agreement, in accordance with the terms and subject to the minimums set forth in the schedules of the License Agreement. We agreed to reimburse KR8 for all reasonable travel and out-of-pocket expenses incurred in connection with the performance of the services under the License Agreement, in addition to payment of any applicable hourly rates. If we fail to timely pay the “Minimum Royalty,” as defined in the License Agreement, due with respect to any calendar year, the license will become non-exclusive.

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

We may terminate the License Agreement at any time upon 90 days’ notice to KR8 provided that, as a condition to such termination, we immediately cease using any Licensor Products. KR8 may terminate the License Agreement at any time upon 30 days’ notice to us if we fail to pay any portion of the “Initial License Fee,” as defined in the License Agreement.

Under the License Agreement, on January 19, 2024 we issued 1,300,000 shares of Class A Common Stock to KR8. We also issued 237,037 shares of Class A Common Stock to KR8 on October 9, 2024.

Termination of Payment Obligations Under KR8 Master License and Services Agreement and Assignment

On December 6, 2024, we entered into the Termination Agreement with KR8 pursuant to which 3,000 shares of Series D Preferred Stock (the “KR8 Shares”) were issued to KR8 as full and final satisfaction of approximately $3,000,000 owed to KR8 and the MSSA was terminated (the “KR8 Termination Agreement”). The Series D Preferred Stock have no voting rights and conversion to common stock by KR8 is subject to relevant approvals from NYSE and shareholders.

On December 5, 2024, the Company entered into a Registration Rights Agreement with KR8 (the “KR8 Registration Rights Agreement”).

The Termination Agreement closed on December 6, 2024. The exchange of $3,000,000 of existing debt and/or liabilities to equity will result in an increase of approximately $3,000,000 in the Company’s shareholders equity.

Effective as of December 6, 2024, we filed an Amendment No. 1 to the Termination Agreement between the Company and KR8 pursuant to which it was clarified that the license terms had not been terminated but the payment obligations of the Company were terminated. In addition, the Company assigned its rights and liabilities under the License Agreement were assigned to FOXO Labs.

Myrtle Recovery Centers Acquisition

On June 10, 2024, we entered into the Stock Exchange Agreement (the “Myrtle SEA”) with Myrtle and RHI. Pursuant to the Myrtle SEA, upon closing, RHI will exchange with the Company 100 shares of Common Stock of Myrtle (which represents 98.4% of the issued and outstanding shares of Myrtle Common Stock) for total consideration of $500,000 (the “Myrtle Purchase Price”), which payment will be made by the issuance of a number of shares of Class A Common Stock of the Company determined by dividing $500,000 by the volume weighted average price (the “VWAP”) on the day immediately prior to the closing date (the “Price”) but in no event will the number of shares be more than 19.99% of the number of outstanding shares of the Company’s Class A Common Stock on the trading day prior to the closing date. If the number of FOXO Shares to be issued to RHI multiplied by the Price is less than $500,000, the Company will pay the deficit in cash within 12 months from the closing date. If the earnings before interest, taxes, depreciation and amortization (“EBITDA”) indicated in the audited financial statements of Myrtle varies by more than 10% from the Myrtle Financial Statements (as defined in the Myrtle SEA), the Myrtle Purchase Price will automatically increase or decrease on a dollar for dollar basis and, if increased, the difference will be paid in additional shares of Class A Common Stock of the Company or cash or, if decreased, the difference will result in either cancellation of Class A Common Stock of the Company or return of cash paid.

On July 17, 2024, the board of directors of the Company approved the closing of the Myrtle SEA effective as of June 14, 2024.

Rennova Community Health Acquisition and Exchange Agreement

On June 10, 2024, we entered into the Stock Exchange Agreement (the “RCHI SEA”) with RCHI and RHI.

On September 10, 2024, we entered into the Amended and Restated Stock Exchange Agreement with RCHI and RHI (the “Amendment”) pursuant to which the RCHI SEA was amended to change the consideration to be received by RHI in exchange for all of the equity interests of RCHI from 20,000 shares of Series A Preferred Stock of the Company to $100. In addition, under the Amendment, RCHI will issue to RHI a senior note in the principal amount of $22,000,000 (subject to adjustments) (the “Note”), which will be secured by all of the assets of RCHI and its subsidiary, Scott County Community Hospital, Inc., a Tennessee corporation (“SCCH”), under the Security and Pledge Agreement dated September 10, 2024 by, between, and among RHI, RCHI, and SCHH (the “Subsidiary Security Agreement”), with the Company and SCCH providing a guaranty on the Note pursuant to the Guaranty Agreement dated September 10, 2024 (the “Guaranty Agreement”) and with the Company providing a security interest in the “Collateral,” as defined in the Security and Pledge Agreement dated September 10, 2024 (the “Security Agreement”) with RHI.

The Note matures on September 10, 2026 and accrues interest on any outstanding principal amount at an interest rate of 8% per annum for the first six months increasing to 12% per annum after six months until maturity. After maturity, the default interest rate will be 20% per annum until the Note is paid in full. The Note requires principal repayments equal to 10% of the free cash flow (net cash from operations less capital expenditures) from RCHI and its subsidiary. Payments will be one month in arrears. The Note will be reduced by payment of 25% of any net proceeds from equity capital raised by the Company. The Note is secured by the assets of RCHI and the Company and guaranteed by Company under the Guaranty Agreement and Security Agreement, respectively.

On September 10, 2024, the board of directors of the Company approved the closing of the RCHI SEA, as amended, effective as of September 10, 2024.

On December 5, 2024, we entered into an Exchange Agreement (the “Exchange Agreement”) with RCHI and RHI. Pursuant to the Exchange Agreement, $21,000,000 of the principal of the Note is to be exchanged for 21,000 shares (the “Exchange Shares”) of the Company’s Series A Preferred Stock. Upon the closing of the Exchange Agreement, RCHI is to execute and deliver a senior secured promissory note payable to RHI in the principal amount of $1,000,000 on the same terms of the Note (the “New Note”). The New Note will mature six months from the closing of the Exchange Agreement. The Exchange Agreement also provided for the following:

●	The Company filing a proxy statement on Schedule 14A with the U.S. Securities and Exchange Commission (the “SEC”) in connection with an Annual Meeting of Shareholders to be held on or prior to December 31, 2024 with a proposal to permit the full conversion of the Exchange Shares into shares of the Company’s shares of Class A Common Stock pursuant to the rules of the New York Stock Exchange American (“NYSE”);

●	Mark White shall be appointed as the sole director and Chief Executive Officer of FOXO Labs Inc., a Delaware corporation (“FOXO Labs”) that is a wholly owned subsidiary of the Company;

●	Seamus Lagan be appointed as the Chief Executive Officer of the Company; and

●	The Company shall have executed the Registration Rights Agreement with RHI dated December 5, 2024. (The “RHI Registration Rights Agreement”).

The Exchange Agreement closed on December 5, 2024.

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

Consider other potential related party transactions—leases with RHSTN; services from INQR; loans from RNVA

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

Employment Arrangements

We have entered into interim employment agreements with our former Interim Chief Executive Officer and Interim Chief Financial Officer, which are described above under EXECUTIVE COMPENSATION – Narrative Disclosure to the Summary Compensation Table – Agreements with Current Executive Officers.” See “EXECUTIVE COMPENSATION – Narrative Disclosure to the Summary Compensation Table – Agreements with Named Executive Officers” for a description of the terms and conditions of employment agreements by and between our predecessor companies and our former executive officers.

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

On October 7, 2024 and December 29, 2023, we engaged Kreit & Chiu CPA LLP (“Kreit”) to serve as our independent registered public accounting firm for the years ended December 31, 2024 and 2023, respectively.

The following is a summary of the fees and services provided by Kreit, KPMG, and EisnerAmper to FOXO for fiscal years 2024 and 2023:

	For the Fiscal Year Ended December 31,
	2024	2023
Audit Fees (1)	$666,550	$373,236
Audit-Related Fees (2)	40,000	110,675
Total(3)	$706,550	$483,911

1.	Audit Fees. Audit fees of $666,500 and 373,236 for Kreit, KPMG and EisnerAmper for 2024 and 2023, respectively, were for professional services rendered for the audits of our financial statements, review of interim financial statements, and services that are normally provided by Kreit, KPMG and EisnerAmper in connection with statutory and regulatory filings or engagements related to periods under their engagement.

2.	Audit-Related Fees. Audit-related fees consist of fees billed by Kreit, KPMG and EisnerAmper for assistance with registration statements filed with the SEC and for assurance and related services that are reasonably related to performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

3.	Neither Kreit, KPMG nor EisnerAmper provided any non-audit or other professional services other than those reported under “Audit-Fees” and “Audit-Related Fees.”

The audit communicates with our independent registered public accounting firm at least four times a year. At such times, the audit committee reviews both audit and non-audit services performed by the independent registered public accounting firm, as well as the fees charged for such services. The audit committee is responsible for pre-approving all auditing services and non-auditing services (other than non-audit services falling within the de minimis exception set forth in Section 10A(i)(1)(B) of the Exchange Act and non-audit services that independent auditors are prohibited from providing to us) in accordance with the following guidelines: (1) pre-approval policies and procedures must be detailed as to the particular services provided; (2) the audit committee must be informed about each service; and (3) the audit committee may delegate pre-approval authority to one or more of its members, who shall report to the full committee, but shall not delegate its pre-approval authority to management. Among other things, the audit committee examines the effect that performance of non-audit services may have upon the independence of the auditors.

All of the services provided by Kreit, KPMG, and EisnerAmper, and fees for such services, were pre-approved by the audit committee in accordance with these standards.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements:

The following documents are filed as part of this Annual Report:

Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm, all of which are set forth on pages F-1 through F-46 of this Annual Report.

(a)(2) Financial Statement Schedules:

Financial statement schedules are omitted because they are not required, not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits:

Required exhibits are incorporated by reference or are filed with this Annual Report.

Exhibit No.	Description	Included	Form	Referenced Exhibit	Filing Date
2.1+	Agreement and Plan of Merger, dated as of February 24, 2022, by and among Delwinds Insurance Acquisition Corp., FOXO Technologies Inc., DWIN Merger Sub Inc., and DIAC Sponsor LLC, in its capacity as Purchaser Representative thereunder.	By Reference	8-K	2.1	March 2, 2022

2.2	Amendment to Agreement and Plan of Merger, dated as of April 26, 2022, by and among Delwinds Insurance Acquisition Corp., FOXO Technologies Inc. and DIAC Sponsor LLC, in its capacity as Purchaser Representative.	By Reference	8-K	2.1	April 27, 2022

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of July 6, 2022, by and among Delwinds Insurance Acquisition Corp., FOXO Technologies Inc. and DIAC Sponsor LLC, in its capacity as Purchaser Representative.	By Reference	8-K	2.1	July 6, 2022

2.4	Amendment No. 3 to Agreement and Plan of Merger, dated as of August 12, 2022, by and among Delwinds Insurance Acquisition Corp., FOXO Technologies Inc. and DIAC Sponsor LLC, in its capacity as Purchaser Representative.	By Reference	8-K	2.1	August 12, 2022

2.5	Merger Agreement, dated January 10, 2023, by and between (i) FOXO Technologies Inc., (ii) FOXO Life Insurance Company (fka Memorial Insurance Company of America), (iii) FOXO Life, LLC and (iv) Security National Life Insurance Company.	By Reference	8-K	2.1	January 12, 2023

3.1	Certificate of Incorporation of FOXO Technologies Inc.	By Reference	8-K	3.1	September 21, 2022

3.2	Certificate of Amendment to Certificate of Incorporation of FOXO Technologies Inc. filed October 31, 2023.	By Reference	8-K	3.1	November 2, 2023

3.3	Amended and Restated Bylaws	By Reference	8-K	3.1	October 25, 2024

3.4	Certificate of Designation filed with the Delaware Secretary of State on October 18, 2024	By Reference	8-K	3.1	October 23, 2024

3.5	Amended and Restated Certificate of Designation for Series A Preferred Stock filed with the Delaware Secretary of State on December 27, 2024	By Reference	8-K	3.1	January 2, 2025

3.6	Certificate of Designation for Series B Preferred Stock filed with the Delaware Secretary of State on November 27, 2024	By Reference	8-K	3.1	December 4, 2024

3.7	Certificate of Designation for Series C Preferred Stock filed with the Delaware Secretary of State on November 27, 2024	By Reference	8-K	3.2	December 4, 2024

3.8	Certificate of Designation for Series D Preferred Stock filed with the Delaware Secretary of State on December 6, 2024	By Reference	8-K	3.1	December 10, 2024

3.9	Amendment to the Certificate of Designation filed with the Delaware Secretary of State on March 31, 2025	By Reference	8-K	3.1	April 4, 2025

4.1	Warrant Agreement, dated December 10, 2020, between Delwinds and Continental Stock Transfer & Trust Company, as Warrant Agent.	By Reference	8-K	4.1	December 16, 2020

4.2	Form of Assumed Warrant.	By Reference	8-K	4.2	September 21, 2022

4.3	Form of 15% Senior Promissory Note.	By Reference	8-K	4.3	September 21, 2022

4.4	Demand Promissory Note.	By Reference	8-K	10.3	September 19, 2023

4.5	Demand Promissory Note 2.	By Reference	8-K	4.1	October 5, 2023

4.6	Promissory Note issued on January 30, 2024 to ClearThink Capital Partners, LLC in the principal amount of up to $750,000	By Reference	10-Q	4.1	June 28, 2024

4.7	Form of Senior Note	By Reference	8-K	4.1	June 18, 2024

4.8	Senior Note issued by Rennova Community Health, Inc. to Rennova Health, Inc. on December 5, 2024	By Reference	8-K	4.1	December 10, 2024

4.9	Promissory Note in the Principal Amount of $500,000 issued to Mark White	By Reference	8-K	4.2	December 10, 2024

10.1	Investment Management Trust Agreement, dated December 10, 2020, by and between the Delwinds and Continental Stock Transfer & Trust Company, as trustee.	By Reference	8-K	10.2	December 16, 2020

10.2	Registration Rights Agreement, dated December 10, 2020, by and among Delwinds and certain security holders.	By Reference	8-K	10.3	December 16, 2020

10.3	Securities Subscription Agreement, dated May 28, 2020, by and between Delwinds and DIAC Sponsor LLC.	By Reference	S-1	10.5	September 11, 2020

10.4	Form of Backstop Subscription Agreements, dated February 24, 2022, by and between Delwinds and the Subscription investors thereto.	By Reference	8-K	10.6	March 2, 2022

10.5	FOXO Technologies Inc. 2022 Equity Incentive Plan, as amended.	By Reference	8-K	10.5	May 30, 2023

10.6	2022 Management Contingent Share Plan (including Notice of Grant)	By Reference	S-4/A	10.9	August 26, 2022

10.7	FOXO Technologies Inc. 2020 Equity Incentive Plan.	By Reference	8-K	10.7	September 21, 2022

10.8	Form of FOXO Technologies Inc. 2020 Equity Incentive Plan Award Agreements.	By Reference	8-K	10.8	September 21, 2022

10.9	Common Stock Purchase Agreement, dated as of February 24, 2022, by and between Delwinds and Cantor.	By Reference	8-K	10.4	March 2, 2022

10.10	Registration Rights Agreement, dated as of February 24, 2022, by and between Delwinds and Cantor.	By Reference	8-K	10.5	March 2, 2022

10.11	Form of Lock-Up Agreement, dated as of February 24, 2022, by and among Delwinds, the Purchaser Representative and the stockholders of FOXO party thereto.	By Reference	8-K	10.2	March 2, 2022

10.12	Form of Voting Agreement, dated as of February 24, 2022, by and among Delwinds, FOXO and the stockholders of FOXO party thereto.	By Reference	8-K	10.1	March 2, 2022

10.13	Form of Non-Competition Agreement, effective as of February 24, 2022, by and among Delwinds, FOXO and the stockholders of FOXO party thereto.	By Reference	8-K	10.3	March 2, 2022

10.14	Forward Share Purchase Agreement, dated September 13, 2022, by and between (i) Delwinds, (ii) Meteora Special Opportunity Fund I, LP, a Delaware limited partnership (“MSOF”), (iii) Meteora Select Trading Opportunities Master, LP, a Cayman Islands limited partnership (“MSTO”) and (iv) Meteora Capital Partners, LP, a Delaware limited partnership.	By Reference	8-K	10.14	September 21, 2022

10.15+	Form of Revised Backstop Subscription Agreement, dated September 13, 2022.	By Reference	8-K	10.15	September 21, 2022

10.16	Insider Letter Amendment.	By Reference	8-K	10.16	September 21, 2022

10.17*	Form of Indemnification Agreement.	By Reference	8-K	10.17	September 21, 2022

10.18+	Form of Senior Promissory Note Purchase Agreement.	By Reference	8-K	10.18	September 21, 2022

10.19	Placement Agency Agreement.	By Reference	8-K	10.19	September 21, 2022

10.20	Form of Lock-Up Release Agreement.	By Reference	8-K	10.20	September 21, 2022

10.21+	Form of Securities Purchase Agreement, dated as of January 25 2021, by and among FOXO Technologies Inc. (now known as FOXO Technologies Operating Company) and purchaser signatories thereto.	By Reference	10-Q	10.10	November 21, 2022

10.22*	Employment Agreement of Jon Sabes.	By Reference	10-Q	10.11	November 21, 2022

10.23*	Tyler Danielson’s Offer Letter.	By Reference	10-Q	10.12	November 21, 2022

10.24*	Employment Agreement of Robby Potashnick.	By Reference	10-Q	10.13	November 21, 2022

10.25*	Amended and Restated Employment Agreement of Brian Chen.	By Reference	S-1	10.25	December 23, 2022

10.26*	Michael Will’s Offer Letter.	By Reference	10-Q	10.15	November 21, 2022

10.27	Amended and Restated Securities Purchase Agreement.	By Reference	8-K	10.1	May 30, 2023

10.28	Exchange Offer General Release Agreement.	By Reference	8-K	10.2	May 30, 2023

10.29	Amendment No. 1 to Senior Promissory Note Purchase Agreement.	By Reference	8-K	10.3	May 30, 2023

10.30	PIK Note Offer to Amend General Release Agreement.	By Reference	8-K	10.4	May 30, 2023

10.31	Amendment No. 1 to Senior Promissory Note	Filed Herewith

10.32	Form of General Release Agreement.	By Reference	8-K	10.1	June 22, 2023

10.33	Form of Stock Purchase Agreement.	By Reference	8-K	10.1	July 20, 2023

10.34	Form of Registration Rights Agreement.	By Reference	8-K	10.2	July 20, 2023

10.35	Shares for Services Agreement, dated as of September 19, 2023, by and between FOXO Technologies Inc. and Mitchell Silberberg & Knupp LLP.	By Reference	8-K	10.1	September 19, 2023

10.36	Shares for Services Agreement, dated as of September 19, 2023, by and between FOXO Technologies Inc. and Joseph Gunner & Co., LLC.	By Reference	8-K	10.5	October 16, 2023

10.37*	Interim Employment Agreement of Mark White.	By Reference	8-K	10.4	September 19, 2023

10.38*	Interim Employment Agreement of Martin Ward.	By Reference	8-K	10.5	September 19, 2023

10.39	Strata Purchase Agreement, dated as of October 13, 2023, by and between the Company and ClearThink Capital Partners, LLC.	By Reference	8-K	10.1	October 16, 2023

10.40	Supplement to Strata Purchase Agreement, dated as of October 13, 2023, by and between the Company and ClearThink Capital Partners, LLC.	By Reference	8-K	10.2	October 16, 2023

10.41	Amendment No. 1 dated August 13, 2024 to the Strata Purchase Agreement dated October 13, 2023 with ClearThink Capital Partners, LLC	By Reference	10-Q	10.5	November 14, 2024

10.42	Securities Purchase Agreement, dated as of October 13, 2023, by and between the Company and ClearThink Capital Partners, LLC.	By Reference	8-K	10.3	October 16, 2023

10.43	Registration Rights Agreement, dated as of October 13, 2023, by and between the Company and ClearThink Capital Partners, LLC.	By Reference	8-K	10.4	October 16, 2023

10.44	Master Software and Services Agreement with KR8 AI Inc. effective January 12, 2024	By Reference	8-K	99.1	January 19, 2024

10.45	Termination Agreement dated December 6, 2024 by and between FOXO Technologies Inc. and KR8 AI Inc.	By Reference	8-K	99.5	December 10, 2024

10.46	Amendment No. 1 to Termination Agreement dated effective December 6, 2024 by and between FOXO Technologies Inc. and KR8 AI Inc.	Filed Herewith

10.47	Settlement Agreement, dated November 7, 2023, by and between Smithline Family Trust II, as Assignee of Puritan Partners LLC, on the one hand, and FOXO Technologies Inc. and its subsidiaries, on the other hand.	By Reference	8-K	10.1	November 13, 2023

10.48	Mutual Release, dated November 7, 2023, by and between Smithline Family Trust II, Puritan Partners LLC, and FOXO Technologies Inc.	By Reference	8-K	10.2	November 13, 2023

10.49	Letter Agreement, dated October 29, 2023, by and between FOXO Technologies Inc. and KR8 AI Inc.	By Reference	8-K	10.1	November 2, 2023

10.50	Finder’s Fee Agreement, dated as of October 9, 2023, between the Company and J.H. Darbie & Co., Inc.	By Reference	S-1/A	10.42	October 25, 2023

10.51	Exchange Agreement with Smithline Family Trust II dated May 28, 2024	By Reference	10-Q	10.1	August 19, 2024

10.52	Corporate Development Advisory Agreement dated July 25, 2024 with C L Talent Inc.	By Reference	10-Q	10.1	November 19, 2024

10.53	Advisory Agreement July 25, 2024 with J.H. Darbie & Co., Inc.	By Reference	10-Q	10.2	November 19, 2024

10.54	Engagement of J.H. Darbie & Co., Inc. dated July 25, 2024	By Reference	10-Q	10.3	November 19, 2024

10.55*	Services Agreement July 25, 2024 with Mark White	By Reference	10-Q	10.4	November 19, 2024

10.56*	Termination of Employment, Settlement and Mutual Release Agreement December 5, 2024 by and between FOXO Technologies Inc., Rennova Health, Inc., and Mark White	By Reference	8-K	99.3	December 10, 2024

10.57	Registration Rights Agreement dated December 5, 2024 by and between FOXO Technologies Inc. and KR8 AI Inc.	By Reference	8-K	99.4	December 10, 2024

10.58	Purchase Agreement dated January 30, 2024 with ClearThink Capital Partners, LLC	By Reference	10-Q	10.1	June 28, 2024

10.59	Form of Securities Purchase Agreement for Senior Notes	By Reference	8-K	99.1	June 18, 2024

10.60	Share Exchange Agreement dated June 10, 2024 by, between, and among by and among FOXO Technologies Inc., Myrtle Recovery Centers, Inc., and Rennova Health, Inc.	By Reference	8-K	99.1	June 13, 2024

10.61	Share Exchange Agreement dated June 10, 2024 by and among FOXO Technologies Inc., Rennova Community Health, Inc., and Rennova Health, Inc.	By Reference	8-K	99.2	June 13, 2024

10.62	Exchange Agreement dated December 5, 2024 by, between, and among FOXO Technologies Inc., Rennova Community Health, Inc., and Rennova Health, Inc.	By Reference	8-K	99.1	December 10, 2024

10.63	Registration Rights Agreement dated December 5, 2024 by and between FOXO Technologies Inc. and Rennova Health, Inc.	By Reference	8-K	99.2	December 10, 2024

10.64	Shares for Services Agreement dated December 23, 2024 with Mitchell Silberberg & Knupp LLP	By Reference	8-K	99.1	December 27, 2024

10.65	Registration Rights Agreement dated December 23, 2024 with Mitchell Silberberg & Knupp LLP	By Reference	8-K	99.2	December 27, 2024

10.66*	Independent Director Agreement with Bret Barnes dated July 24, 2024	Filed Herewith

10.67*	Independent Director Agreement with Francis Colt deWolf III dated January 22, 2024	Filed Herewith

10.68*	Services Agreement by and between FOXO Labs, Inc. and Mark White dated December 6, 2024	Filed Herewith

14.1	Code of Conduct and Ethics.	By Reference	8-K	14.1	September 21, 2022

16.1	Letter from Grant Thornton LLP to the SEC dated September 21, 2022.	By Reference	8-K	16.1	September 21, 2022

16.2	Letter dated June 15, 2023 from KPMG LLP to the U.S. Securities and Exchange Commission.	By Reference	8-K	16.1	June 15, 2023

16.3	Letter from EisnerAmper LLP Dated January 5, 2024 Regarding Change in Certifying Accountant	By Reference	8-K	16.1	January 5, 2024

21.1	List of Subsidiaries.	Filed Herewith

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1#	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

97.1	Clawback Policy	By Reference	10-K	97.1	June 6, 2024

101.INS	Inline XBRL Instance Document.	Filed Herewith

101.SCH	Inline XBRL Taxonomy Extension Schema.	Filed Herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed Herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed Herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	Filed Herewith

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

*	Indicates management contract or compensatory plan or arrangement.

#	Furnished not filed.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on 15th day of April, 2025.

FOXO TECHNOLOGIES INC.

By:	/s/ Seamus Lagan
Seamus Lagan
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Martin Ward
Martin Ward
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Seamus Lagan	Chief Executive Officer and Director	April 15, 2025
Seamus Lagan	(Principal Executive Officer)

/s/ Martin Ward	Interim Chief Financial Officer	April 15, 2025
Martin Ward	(Principal Financial and Accounting Officer)

/s/ Trevor Langley	Director	April 15, 2025
Trevor Langley

/s/ Mark White	Director	April 15, 2025
Mark White

/s/ Francis Colt deWolf III	Director	April 15, 2025
Francis Colt deWolf III

/s/ Bret Barnes	Director	April 15, 2025
Bret Barnes

FOXO TECHNOLOGIES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

FOXO Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FOXO Technologies Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company has a negative working capital of $29,846,195 as of December 31, 2024. The Company has incurred recurring losses and sustained a net loss of $12,420,962 and $26,450,536 for the years ended December 31, 2024 and 2023, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Los Angeles, California

April 15, 2025

FOXO technologies inc. and subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$68,268	$38,116
Accounts receivable, net	2,270,957	-
Supplies	161,466	-
Prepaid expenses	291,011	86,379
Other current assets	89,564	109,234
Total current assets	2,881,266	233,729
Property and equipment, net	364,481	13,641
Intangible assets, net	9,015,556	378,283
Goodwill	25,463,948	-
Right-of-use assets	3,982,820	-
Other assets	-	100,000
Total assets	$41,708,071	$725,653

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$6,677,281	$4,557,912
Accrued expenses	13,521,416	3,984,720
Notes payable	7,279,724	4,202,997
Related parties’ notes payable	2,671,924	789,733
Related parties’ payables and accrued expenses	1,941,385	801,162
Other loans	268,257	-
Right-of-use lease obligations	367,474	-
Total current liabilities	32,727,461	14,336,524
Warrant liabilities	41,246	8,821
Right-of-use lease obligations, non-current	3,667,553	-
Other liabilities	-	480,517
Total liabilities	36,436,260	14,825,862
Commitments and contingencies (Note 19)
Stockholders’ equity (deficit)
Series A preferred stock, $0.0001 par value and $1,000 stated value per share; 35,000 shares authorized, 22,540 and 0 issued and outstanding as of December 31, 2024 and 2023, respectively	2	-
Series B preferred stock, $0.0001 par value and $1,000 stated value per share; 7,500 shares authorized, 0 issued and outstanding as of December 31, 2024 and 2023	-	-
Series C preferred stock, $0.0001 par value and $1,000 stated value per share; 5,000 shares authorized, 120 and 0 issued and outstanding as of December 31, 2024 and 2023, respectively	-	-
Series D preferred stock, $0.0001 par value and $1,000 stated value per share; 10,000 shares authorized, 4,312 and 0 issued and outstanding as of December 31, 2024 and 2023, respectively	1	-
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 23,560,438 and 7,646,032 shares issued and outstanding as of December 31, 2024 and 2023, respectively	2,356	765
Additional paid-in capital	195,862,460	162,959,711
Accumulated deficit	(190,541,067)	(177,060,685)
Total FOXO’s stockholders’ equity (deficit)	5,323,752	(14,100,209)
Noncontrolling interest	(51,941)	-
Total stockholders’ equity (deficit)	5,271,811	(14,100,209)
Total liabilities and stockholders’ equity (deficit)	$41,708,071	$725,653

See accompanying Notes to Consolidated Financial Statements

Foxo Technologies INc. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023
Net revenues	$4,051,601	$145,291
Operating expenses:
Direct costs of revenue	2,484,361	132,428
Research and development	312,267	900,431
Management contingent share plan net of forfeitures	(56,231)	(732,227)
Impairments of intangible assets and cloud computing arrangements	1,847,994	2,632,677
Selling, general and administrative	7,225,124	19,399,603
Total operating expenses	11,813,515	22,332,912
Loss from operations	(7,761,914)	(22,187,621)
Change in fair value of warrant liabilities	(32,425)	302,541
Loss from PIK Note Amendment and 2022 Debenture Release	-	(3,520,609)
Interest expense	(3,910,340)	(1,063,679)
Loss from extinguishments of debt	(428,295)	-
Other non-operating (expense) income, net	(287,988)	18,832
Total non-operating expenses	(4,659,048)	(4,262,915)
Loss before income taxes	(12,420,962)	(26,450,536)
Provision for income taxes	-	-
Net loss, including noncontrolling interest	(12,420,962)	(26,450,536)
Noncontrolling interest	14,573	-
Net loss attributable to FOXO	(12,406,389)	(26,450,536)
Deemed dividends related to preferred stock, the extension of and triggers of down round provisions of Assumed Warrants and the Exchange Offer	(1,073,993)	(3,378,834)
Net loss to common stockholders	(13,480,382)	(29,829,370)
Preferred stock dividends – undeclared	(81,326)	-
Net loss to common stockholders, net of preferred stock dividends – undeclared	$(13,561,708)	$(29,829,370)
Net loss per share of Class A Common Stock, basic and diluted	$(0.93)	$(7.08)

Weighted average number of shares of Class A Common Stock, basic and diluted	14,612,052	4,215,991

See accompanying Notes to Consolidated Financial Statements

FOXO TECHNOLOGIES INC. and subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

								Total FOXO’s		Total
	Preferred Stock		Class A Common Stock		Treasury Stock	Additional Paid-	Accumulated	Stockholders’ Equity	Noncontrolling	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	In-Capital	Deficit	(Deficit)	Interest	(Deficit)

Balance December 31, 2022	-	$-	2,966,967	$297	214,077	$153,938,590	$(147,231,315)	$6,707,572	$-	$6,707,572
Net loss to common stockholders	-	-	-	-	-	-	(29,829,370)	(29,829,370)	-	(29,829,370)
Stock-based compensation	-	-	(419,132)	(42)	-	(269,096)	-	(269,138)	-	(269,138)
2022 Debenture Release	-	-	703,500	70	-	2,180,147	-	2,180,217	-	2,180,217
PIK Note Amendment	-	-	432,188	43	-	1,339,349	-	1,339,392	-	1,339,392
Exchange Offer	-	-	795,618	80	-	2,465,548	-	2,465,628	-	2,465,628
Common stock issuable under Shares for Services Agreement	-	-	-	-		408,821		408,821	-	408,821
Private placements, net of issuance costs	-	-	2,208,376	221	-	862,467	-	862,688	-	862,688
Warrants issued in private placement	-	-	-	-	-	12,168	-	12,168	-	12,168
Issuance of shares to officers and employees	-	-	598,670	60	-	649,764	-	649,824	-	649,824
Issuance of shares to MSK	-	-	292,867	29	-	234,000	-	234,029	-	234,029
Issuance of shares to Joseph Gunner	-	-	276,875	28	-	221,223	-	221,251	-	221,251
Deemed dividends from trigger of down round provisions of Assumed Warrants	-	-	-	-	-	912,499		912,499	-	912,499
Reverse stock split adjustments	-	-	4,180	0	-	4,231	-	4,231	-	4,231
Treasury stock	-	-	(214,077)	(21)	(214,077)	-	-	(21)	-	(21)
Balance at December 31, 2023	-	$-	7,646,032	$765	-	$162,959,711	$(177,060,685)	$(14,100,209)	$-	$(14,100,209)

								Total FOXO		Total
	Preferred Stock		Class A Common Stock		Treasury	Additional Paid-	Accumulated	Stockholder’ Equity	Noncontrolling	Stockholder’ Equity
	Shares	Amount	Shares	Amount	Stock	In-Capital	Deficit	(Deficit)	Interest	(Deficit)

Balance, December 31, 2023	-	$-	7,646,032	$765	-	$162,959,711	(177,060,685)	$(14,100,209)	$-	$(14,100,209)
Net loss to common stockholders	-	-	-	-	-	-	(13,480,382)	(13,480,382)		(13,480,382)
Noncontrolling interest	-	-	-	-	-	-	-	-	(14,573)	(14,573)
Series A Preferred Stock issued in exchange for RCHI note payable	21,000	2	-	-	-	20,999,998	-	21,000,000	-	21,000,000
Series A Preferred Stock issued in exchange for Senior Notes Payable	2,464	0	-	-	-	2,464,000	-	2,464,000	-	2,464,000
Conversions of Series A Preferred Stock into common stock	(924)	(0)	3,573,301	357	-	(357)	-	-	-	-
Series C Preferred Stock issued for cash investment, net of issuance costs	120	0	-	-	-	89,925	-	89,925	-	89,925
Series D Preferred Stock issued to KR8 under the KR8 Termination Agreement	3,000	0	-	-	-	3,117,371	-	3,117,371	-	3,117,371
Series D Preferred Stock issued to MSK under Shares for Services Agreement	1,312	0	-	-	-	1,311,700	-	1,311,700	-	1,311,700
Stock-based compensation, net of forfeitures	-	-	(12,234)	(1)	-	(117,427)	-	(117,428)	-	(117,428)
Common stock issued under KR8 License Agreement	-	-	1,537,037	154	-	419,475	-	419,629	-	419,629
Common stock issued under corporate development and advisory agreements	-	-	1,950,000	195	-	545,805	-	546,000	-	546,000
Common stock issuable to finder for financial and strategic advisory services	-	-	-	-	-	165,000	-	165,000	-	165,000
Common stock issued to MSK under Shares for Services Agreement	-	-	511,027	51	-	(51)	-	-	-	-
Common stock issued to employee	-	-	53,202	5.32	-	15,689	-	15,695	-	15,695
Warrants issuable for finder’s fees	-	-	-	-	-	61,915	-	61,915	-	61,915
Common stock issued under terms of notes payable	-	-	1,608,755	161	-	397,353	-	397,514	-	397,514
Common stock issued for extensions of notes payable	-	-	350,000	35	-	59,215	-	59,250	-	59,250
Common stock issuable under terms of notes payable	-	-	-	-	-	315,925	-	315,925	-	315,925
Common stock issued for conversions of notes payable	-	-	2,080,816	208	-	694,537	-	694,745		694,745
Common stock issued for legal settlement	-	-	3,238,973	324	-	902,466	-	902,790	-	902,790
Common stock issued for Myrtle acquisition	-	-	1,023,629	102	-	235,332	-	235,435	-	235,435
Common stock issuable to finder in lieu of finder’s warrants and for finder’s fees	-	-	-	-	-	150,884	-	150,884		150,884
Noncontrolling interest	-	-	-	-	-	-	-	-	(37,368)	(37,368)
Deemed dividends from trigger of down round provisions and extension of Assumed Warrants	-	-	-	-	-	1,073,993	-	1,073,993	-	1,073,993
Balance, December 31, 2024	26,972	$3	23,560,438	$2,356	$-	$195,862,460	$(190,541,067)	$5,323,752	$(51,941)	$5,271,811

See accompanying Notes to Consolidated Financial Statements

FOXO TECHNOLOGIES INC. and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss, including noncontrolling interest	$(12,420,962)	$(26,450,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,235,015	1,278,916
Loss from PIK Note Amendment and 2022 Debenture Release	-	3,520,609
Loss from extinguishments of debt	428,295	-
Impairments of intangible assets	1,848,402	2,632,677
Equity-based compensation (forfeitures), net	(101,734)	381,378
Amortization of consulting fees paid in common stock	481,183	2,221,233
Common stock issued and issuable under Shares for Services Agreements	-	864,614
Change in fair value of warrants	32,425	(302,541)
PIK Notes interest	1,047,743	615,841
Amortization of debt discounts and debt issuance costs	1,376,498	448,174
Non-cash interest expense on right-of-use lease obligations	352,563	-
Other	100,000	125,279
Changes in operating assets and liabilities:
Accounts receivable	553,929	-
Supplies	40,268	1,313,174
Prepaid expenses and consulting fees	98,562	3,054,631
Change in right-of-use lease assets	(1,440,769)	-
Other current assets	74,229	4,611
Reinsurance recoverables	-	18,573,430
Accounts payable	1,157,448	495,760
Accrued and other liabilities, including related parties’ payables	1,787,290	3,151,123
Change in other liabilities	(480,517)	-
Change in right-of-use lease obligations	989,518	-
Policy reserves	-	(18,573,430)
Net cash used in operating activities	(2,840,614)	(6,645,057)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from purchases of Myrtle and RCHI	13,329	-
Net cash from investing activities	13,329	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of notes payable	4,090,500	-
Payments on note payable to RHI	(993,045)	-
Payments on notes payable	(30,881)	-
Payments on other loans	(257,062)	-
Proceeds from private placements of Class A Common Stock, net of issuance costs	-	1,175,895
Proceeds from issuance of Series C Preferred Stock, net of issuance costs	89,925	-
Finder’s fees on notes payable paid in cash	(42,000)	-
Deferred offering costs	-	(299,433)
Proceeds from related parties’ promissory notes/payables	-	291,122
Net cash provided by financing activities	2,857,437	1,167,584
Net change in cash and cash equivalents	30,152	(5,477,473)
Cash and cash equivalents at beginning of period	38,116	5,515,589
Cash and cash equivalents at end of period	$68,268	$38,116

See accompanying Notes to Consolidated Financial Statements

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 1 DESCRIPTION OF BUSINESS

FOXO Technologies Inc. (“FOXO” or the “Company”), formerly known as Delwinds Insurance Acquisition Corp. (“Delwinds”), a Delaware corporation, was originally formed in April 2020 as a publicly traded special purpose company for the purpose of effecting a merger, capital stock exchange, asset acquisition, reorganization, or similar business combination involving one or more businesses. FOXO is commercializing epigenetic biomarker technology to support groundbreaking scientific research and disruptive next-generation business initiatives. The Company applies automated machine learning and artificial intelligence (“AI”) technologies to discover epigenetic biomarkers of human health, wellness and aging and, with the acquisitions from Rennova Health Inc. (“RHI”) of Myrtle Recovery Centers, Inc. (“Myrtle”), a Tennessee corporation, effective on June 14, 2024, and Rennova Community Health, Inc. (“RCHI”), a Florida corporation, and its wholly owned subsidiary, Scott County Community Hospital, Inc. (“SCCH”), a Tennessee corporation, on September 10, 2024, the Company offers behavioral health services, including substance use disorder treatment, and operates a critical access designated hospital in Oneida, Tennessee. The acquisitions of Myrtle and RCHI are more fully discussed in Note 5.

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

Following the Closing, FOXO became a holding company whose wholly-owned subsidiary, FOXO Technologies Operating Company, conducted all of the core business operations. FOXO Technologies Operating Company maintains its two wholly-owned subsidiaries, FOXO Labs Inc. and FOXO Life, LLC. FOXO Labs maintains a wholly-owned subsidiary, Scientific Testing Partners, LLC, while FOXO Life Insurance Company was a wholly-owned subsidiary of FOXO Life, LLC. On February 3, 2023, the Company sold FOXO Life Insurance Company as more fully discussed in Note 16.

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

The Company’s history of losses requires management to critically assess its ability to continue operating as a going concern. For the years ended December 31, 2024 and 2023, the Company incurred net losses to common stockholders of $13.5 million and $29.8 million, respectively. As of December 31, 2024, the Company had a working capital deficit of $29.8 million. Cash used in operating activities for the years ended December 31, 2024 and 2023 was $2.8 million and $6.6 million, respectively. As of December 31, 2024, the Company had $0.1 million available cash and cash equivalents.

The Company’s ability to continue as a going concern is dependent on generating revenue, raising additional equity or debt capital, reducing losses and improving future cash flows. The Company will continue ongoing capital-raising initiatives and has demonstrated previous success in raising capital to support its operations, including the private placements and debt financings.

During the first quarter of 2023, the Company completed the sale of FOXO Life Insurance Company in order to gain access to the cash held as statutory capital and surplus at FOXO Life Insurance Company, which we used to fund a portion of our operations during 2023. On June 14, 2024 and September 10, 2024, the Company completed the acquisitions of Myrtle and RCHI, respectively, which are more fully discussed in Note 5. In addition, to fund our operations, we continue to (i) pursue additional avenues to capitalize the Company, (ii) pursue additional strategic operating companies, and (iii) commercialize our products and services to generate revenue.

See Note 10 for information on promissory notes payable issued during the year ended December 31, 2024, Note 13 for information on preferred stock and common stock issued during the year ended December 31, 2024 and Note 21 for financing transactions entered into subsequent to December 31, 2024.

Compliance with NYSE American Continued Listing Requirements

On December 16, 2024, the Company announce that recent transactions have led to the Company having stockholders’ equity greater than $4.0 million and, as a result, it has regained compliance with NYSE American continued listing requirements for stockholders’ equity.

As was disclosed in the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 19, 2024, the Company had a stockholders’ deficit of approximately $17.5 million in its unaudited financial statements as of September 30, 2024. Since then, the Company has been working to secure agreements from certain creditors, debt holders, and investors to exchange their debt to equity in the form of common stock and preferred stock.

The Company was successful in securing:

●	RHI’s exchange of $21.0 million of the Company’s senior secured note issued for the acquisition of RCHI into 21,000 shares of the Company’s Series A Cumulative Convertible Redeemable Preferred Stock(the “Series A Preferred Stock”);
●	An institutional investor’s additional funding of $1.0 million and exchange of approximately $2.2 million of Senior Notes Payable (including the newly issued $1.0 million note) into 2,464 shares of the Company’s Series A Preferred Stock and conversions of 924 shares of these Series A Preferred Stock into 3.6 million shares of the Company’s Class A Common Stock;
●	Settlement of certain liabilities totaling $3.1 million owed to KR8 AI, Inc. (“KR8”), and the termination of certain sections of the license agreement with KR8 (the “KR8 License Agreement”) in exchange for 3,000 shares of the Company’s newly designated Series D Cumulative Convertible Redeemable Preferred Stock (the “Series D Preferred Stock”) and settlement of a liability owed to a law firm for legal services in the amount of $1.1 million in exchange for 1,312 shares of the Company’s Series D Preferred Stock; and
●	Additionally, the Company had approximately $1.3 million of other liabilities and promissory notes payable converted to approximately 4.2 million shares of its Class A Common Stock during the fourth quarter of 2024.

These transactions are more fully discussed in Notes 5, 10, and 13.

If at any time in the future the Company falls out of compliance with the stockholders’ equity requirements to meet NYSE American continued listing rules, the Company would be subject to immediate reevaluation by NYSE American.

Senior PIK Notes

On September 20, 2022, the Company issued to certain investors 15% Senior Promissory Notes (the “Senior PIK Notes”) in an aggregate principal amount of $3.5 million, each with a maturity date of April 1, 2024 (the “Maturity Date”). The Senior PIK Notes are more fully discussed in Note 10. Pursuant to the terms of the Senior PIK Notes, commencing on November 1, 2023, and on each one-month anniversary thereof, the Company was required to pay the holders of the Senior PIK Notes an equal amount until their outstanding principal balance has been paid in full on the Maturity Date, or, if earlier, upon acceleration or prepayment of the Senior PIK Notes in accordance with their terms. The Company failed to make the payments due on November 1, 2023 and on each one-month anniversary thereof, which constituted an event of default under the Senior PIK Notes. On October 18, 2024, the Company entered into Amendment No. 1 to the Senior PIK Notes (the “PIK Notes Amendment No. 1”). Under the PIK Notes Amendment No.1, which was approved by the Company’s shareholders effective January 17, 2025, on January 22, 2025, the Senior PIK Notes were automatically exchanged for 3,475.5 shares of the Company’s newly designated Series B Cumulative Convertible Redeemable Preferred Stock (the “Series B Preferred Stock”), as more fully discussed in Note 21.

While the transactions discussed above have improved the Company’s capital structure, until such time as it is able to generate positive cash flows from operations, it will need to obtain other sources of financing to fund its operations. There can be no assurances that additional sources of financing will be available, or if available at all, on favorable terms. As such, until additional equity or debt capital is secured and the Company begins generating sufficient revenue and operating cash flows, there is substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the issuance of these consolidated financial statements. If the Company is unable to fund its operations, it will be required to evaluate further alternatives, which could include further curtailing or suspending its operations, selling the Company, dissolving and liquidating its assets or seeking protection under bankruptcy laws. A determination to take any of these actions could occur at a time that is earlier than when the Company would otherwise exhaust its cash resources.

These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Regulation S-X of the SEC. The consolidated financial statements include the accounts of FOXO and its wholly-owned and majority-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

EMERGING GROWTH COMPANY

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933 and as modified by the Jumpstart Our Business Startups Act of 2012, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, and reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of the Company’s consolidated financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult because of the potential differences in accounting standards used.

COMPREHENSIVE LOSS

During the years ended December 31, 2024 and 2023, comprehensive loss was equal to the net loss to common stockholders amounts presented in the consolidated statements of operations.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

REVERSE STOCK SPLIT

On October 31, 2023, the Company amended its Second Amended and Restated Certificate of Incorporation, as amended, to implement a 1-for-10 reverse stock split, such that every ten shares of the Company’s Class A Common Stock would be combined into one issued and outstanding share of the Company’s Class A Common Stock, with no change in the $0.0001 par value per share (the “Reverse Stock Split”). The Company effected the Reverse Stock Split on November 6, 2023 at 4:01pm Eastern Time of its issued and outstanding shares of Class A Common Stock, which was previously approved by stockholders at the Company’s annual meeting of stockholders held on May 26, 2023 to regain compliance with Section 1003(f)(v) of the NYSE Company Guide. Trading reopened on November 7, 2023, which is when the Company’s Class A Common Stock began trading on a post reverse stock split basis.

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

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions, third-party evaluations, and various other assumptions that management believes are reasonable under the circumstances. Significant estimates and assumptions include the estimates of fair values of assets acquired and liabilities assumed in business combinations, contractual allowances and doubtful account reserves, the recoverability of supplies and long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, the valuations of goodwill, intangible assets, equity and derivative instruments, deemed dividends, litigation and related reserves, among others. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized and would impact future results of operations and cash flows. All revisions to accounting estimates are recognized in the period in which the estimates are revised. A description of each critical estimate is incorporated within the discussion of the related accounting policies which follow.

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

WRITE OFFS OF SUPPLIES AND FIXED ASSETS

Included in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2023 was a write off of supplies totaling $1.3 million. The supplies consisted of Epic + arrays that were used to process epigenetic data and were purchased in 2022, and mouse arrays, as well as associated saliva test kits. The Epic + arrays had two components. The first being the actual array that was used in processing, as well as the reagents (liquids) to work with the saliva. While the reagents had an “expiration” date based on warranties, the Company had gone through testing on older arrays and determined that arrays have a longer shelf life than the expiration date of the reagents. The Company performed this testing periodically to make sure results from “old” arrays were not skewed. The expiration date essentially relates to the expiration of a warranty from the manufacturer. Further, with the Company’s commercial lab partners (e.g. Tempus and Neogen), fresh reagents are continuously used in their labs that could allow the Company to use the arrays beyond their expiration date. However, as of the fourth quarter of 2023, the Company completed all of its open projects that use these arrays and it did not have any contracts in the near future for additional projects. As such, since the Company did not have any upcoming plans for these arrays, it determined it was appropriate to write off the remaining arrays as of December 31, 2023. As with the Epic + arrays, the mouse arrays were outside of their warranty period and the Company no longer possessed the necessary items needed to process these arrays. This rendered the mouse arrays useless and, as such, they were written off as of December 31, 2023. In addition, during the year ended December 31, 2023, the Company wrote off $23,000 of net book value of fixed assets, consisting of furniture and fixtures and computer and office equipment, which were no longer in use. There were no write offs of supplies or fixed assets during the year ended December 31, 2024.

IMPAIRMENT OF GOODWILL, INTANGIBLE ASSETS AND CLOUD COMPUTING ARRANGEMENTS

The Company reviews its goodwill, intangible assets and cloud computing arrangements, to determine potential impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability is measured by comparing the carrying amount of the asset group with the future undiscounted cash flows the assets are expected to generate. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. If such assets are considered impaired, an impairment loss is measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets. Management determined that there were impairments of certain intangible assets and cloud computing arrangements assets during the years ended December 31, 2024 and 2023 as more fully discussed in Note 8. The Company acquired intangible assets and goodwill in 2024 from the acquisitions of Myrtle and RCHI, as more fully discussed in Note 5. No impairments of goodwill were recorded in the year ended December 31, 2024.

LEASES

We account for leases in accordance with Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires leases with durations greater than 12 months to be recognized on the balance sheet. We lease facilities under operating leases with a subsidiary of RHI, a related party. For operating leases with terms greater than 12 months, we record the related right-of-use assets and right-of-use obligations at the present value of lease payments over the term. We do not separate lease and non-lease components of contracts. Our operating leases are more fully discussed in Note 12.

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

In some circumstances, the inputs used to measure the fair value might be categorized within different levels of the fair value hierarchy. In these instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. The fair value of financial instruments is presented in Note 15.

DERIVATIVE INSTRUMENTS

The Company does not use derivative instruments to hedge exposure to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments, including preferred stock, convertible debt and stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASU 2020-06, Debt – Debt with Conversion and Other Options, Subtopic 470-20 and Derivative and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40, ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815-15, “Derivatives and Hedging – Embedded Derivatives.”

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round provision no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round provision. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance in Subtopic 470-20, including related earnings/loss per share (“ guidance (in Topic 260).

For freestanding equity classified financial instruments, the amendments require entities that present earnings (loss) per share in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a deemed dividend and as a reduction of income available to common stockholders in basic and diluted earnings/loss per share. This reflects the occurrence of an economic transfer of value to the holder of the instrument, while alleviating the complexity and income statement volatility associated with fair value measurement on an ongoing basis. See Note 13 for an additional discussion of derivative financial instruments.

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

Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). As of December 31, 2024, $2.1 million of Medicare cost report settlement reserves were recorded in accrued expenses on the consolidated balance sheet, as presented in Note 9.

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

The Company has recorded minor amounts of revenues from its Labs and Life segment during the years ended December 31, 2024 and 2023. The Labs and Life segment’s revenues consist of royalties based on the Company’s epigenetic biomarker research, agents’ commissions earned on the sale, servicing and placement of life insurance policies, and epigenetic testing services sold primarily to research organizations. Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company applies judgment in determining the customer’s ability and intention to pay based on a variety of factors including the customer’s historical payment experience.

CONTRACTUAL ALLOWANCES AND DOUBTFUL ACCOUNTS POLICY

In accordance with ASC, “Revenue from Contracts with Customers (Topic 606),” including subsequently issued updates, the Company does not present “allowances for doubtful accounts” on its balance sheets, rather its accounts receivable are reported at realizable value, net of estimated contractual allowances and estimated implicit price concessions (also referred to as doubtful accounts), which are estimated and recorded in the period the related revenue is recorded. ASC, “Financial Instruments Credit Losses (Topic 326),” requires that healthcare organizations estimate credit losses on a forward-looking basis taking into account historical collection and payer reimbursement experience as an integral part of the estimation process related to contractual allowances and doubtful accounts. Receivables deemed to be uncollectible are charged against the allowance for doubtful accounts after all collection efforts have ceased or the account is settled for less than the amount originally estimated to be collected. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. Revisions to the allowances for doubtful accounts are recorded as adjustments to revenues.

During the year ended December 31, 2024, estimated contractual allowances and implicit price concessions of $18.6 million have been recorded as reductions to revenues and accounts receivable balances to enable the Company to record its revenues and accounts receivable at the estimated amounts it expects to collect. As required by Topic 606, after deducting estimated contractual allowances and implicit price concessions from the healthcare segment’s revenues for the year ended December 31, 2024, the Company recorded healthcare net revenues of $4.1 million. Myrtle and SCCH were acquired on June 14, 2024 and September 10, 2024, respectively, thus no revenues were recorded related to the healthcare segment in the year ended December 31, 2023. The Company continues to review the provisions for contractual allowances and implicit price concessions. See Note 6.

REINSURANCE

Prior to the sale of FOXO Life discussed above and in Note 16, the Company was subject to a 100% coinsurance agreement with the seller of Memorial Insurance Company of America (“MICOA”), Security National Life Insurance Company. The amounts reported in the consolidated cash flows as reinsurance recoverables included amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that had not yet been paid. Reinsurance recoverables on unpaid losses were estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities were reported gross of reinsurance recoverables. Management believes reinsurance recoverables were appropriately established. Reinsurance premiums were reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance did not extinguish the Company’s primary liability under the policies written. The Company regularly evaluated the financial condition of the reinsurer and established allowances for uncollectible reinsurance recoverables as appropriate. Revenues on traditional life insurance products subject to this reinsurance agreement consisted of direct premiums reported as earned when due. Premium income included premiums on reinsured policies and was reduced by premiums ceded. Expenses under the reinsurance agreement were also reduced by the amount ceded.

As a result of the sale of FOXO Life Insurance Company on February 3, 2023, as more fully discussed in Note 16, the Company no longer had reinsurance recoverables as of December 31, 2023. Reinsurance recoverables are reflected as a source of cash in the cash flow statement for the year ended December 31, 2023.

POLICY RESERVES

The Company established liabilities for amounts payable under insurance policies, including traditional life insurance and annuities. Generally, amounts were payable over an extended period. Liabilities for future policy benefits of traditional life insurance were computed by using a net level premium method based upon estimates at the time of issue for investment yields, mortality and withdrawals. These estimates included provisions for experience less favorable than initially expected. Mortality assumptions were based on industry experience expressed as a percentage of standard mortality tables. Annuity liabilities were primarily associated with deferred annuity contracts. The deferred annuity contracts credited interest based on a fixed rate. Liabilities for deferred annuities were included without reduction for potential surrender charges. The liability was equal to accumulated deposits, plus interest credited, less policyholder withdrawals. Reserving assumptions for interest rates, mortality and expense were “locked in” upon the acquisition date for traditional life insurance contracts; significant changes in experience or assumptions may have required the Company to provide for extended future losses by establishing premium deficiency reserves. Premium deficiency reserves were determined based on best estimate assumptions that existed at the time the premium deficiency reserve was established and did not include a provision for adverse deviation. As a result of the sale of FOXO Life Insurance Company on February 3, 2023, which is more fully discussed in Note 16, the Company no longer had any policy reserves as of December 31, 2023. Policy reserves are reflected as a use of cash in the cash flow statement for the year ended December 31, 2023.

EQUITY-BASED COMPENSATION

The Company measures all equity-based payments, including stock options and restricted stock to employees, service providers and nonemployee directors, using a fair-value based method. The cost of services received from employees and nonemployee directors in exchange for awards of equity instruments is recognized in the consolidated statements of operations based on the estimated fair value of those awards on the grant date or reporting date, if required to be remeasured, and amortized on a straight-line basis over the requisite service period. The Black-Scholes valuation model requires the input of assumptions, including the exercise price, volatility, expected term, discount rate, and the fair value of the underlying stock on the date of grant. These inputs are provided at the grant date for an equity classified award and each measurement date for a liability classified award. See Note 14 for additional disclosures regarding equity-based compensation.

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

NET LOSS PER SHARE

Net loss per share of common stock is calculated by dividing net loss to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company follows the provisions of ASC Topic 260, Earnings Per Share for determining whether outstanding shares that are contingently returnable are included for purposes of calculating net loss to common stockholders per share and determining whether instruments granted in equity-based compensation arrangements are participating securities for purposes of calculating net loss to common stockholders per share. See Note 4, Net Loss Per Share.

BUSINESS COMBINATIONS

The Company follows the guidance in ASC 805, Business Combinations for determining the appropriate accounting treatment for business acquisitions. Under ASC 805, the assets acquired, and liabilities assumed are recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The excess of the purchase prices over the aggregate fair value of the tangible assets acquired and liabilities assumed is treated as goodwill in accordance with ASC 805. During the measurement period or until valuation studies are completed, the provisional amounts used for the purchase price allocation are subject to adjustments for a period not to exceed one year from the date of acquisition. Acquisition costs are expensed as incurred. The Company has completed the valuation studies for the purchases of Myrtle and RCHI. The accounting for the acquisitions of Myrtle and RCHI during the year ended December 31, 2024 are presented in Note 5.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires enhanced annual disclosures for specific categories in the rate reconciliation and income taxes paid disaggregated by federal, state and foreign taxes. ASU 2023-09 is effective for public business entities for annual periods beginning on January 1, 2025. The Company plans to adopt ASU 2023-09 effective January 1, 2025 applying a retrospective approach to all prior periods presented in the financial statements. The Company does not expect the adoption of this new standard to have a material effect on its disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt with Conversions and Other Options (Subtopic 470-20), Induced Conversions of Convertible Debt Instruments. The amendments in this ASU clarify when the settlement of a debt instrument should be accounted for as an induced conversion. Under this ASU, (a) to be accounted for as an induced conversion, an inducement offer is required to preserve the form and amount of consideration issuable upon conversion in accordance with the terms of the instrument (rather than only the equity securities issuable upon conversion), (b) whether a settlement of convertible debt is an induced conversion should be assessed as of the date the inducement offer is accepted by the holder, and (c) issuers that have exchanged or modified a convertible debt instrument within the preceding 12 months (that did not result in extinguishment accounting) should use the terms that existed 12 months before the inducement offer was accepted when determining whether induced conversion accounting should be applied. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The amendments in this ASU permit an entity to apply the new guidance on either a prospective or a retrospective basis. The Company has not yet determined the impact of the adoption of this ASU on its consolidated financial statements.

Other recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 4 NET LOSS PER SHARE

The Company excluded the effect of the 3,334 and 15,668 Management Contingent Shares outstanding and not vested as of December 31, 2024 and 2023, respectively, from the computation of basic and diluted net loss per share for the years ended December 31, 2024 and 2023, as the conditions to trigger the vesting of the Management Contingent Plan Shares had not been satisfied as of December 31, 2024 and 2023. The Management Contingent Share Plan is more fully discussed in Note 14.

The following table sets forth the calculation of basic and diluted loss per share for the periods presented based on the weighted average number of shares of the Company’s Class A Common Stock outstanding during the years ended December 31, 2024 and 2023:

	2024	2023
Net loss attributable to FOXO	$(12,406,389)	$(26,450,536)
Deemed dividends related to the extension of and triggers of down round provisions of Assumed Warrants and the Exchange Offer	(1,073,993)	(3,378,834)
Net loss to common stockholders	(13,480,382)	(29,829,370)
Preferred stock dividends – undeclared	(81,326)	-
Net loss to common stockholders, net of preferred stock dividends - undeclared	$(13,561,708)	$(29,829,370)
Basic and diluted weighted average number of shares of Class A Common Stock	14,612,052	4,215,991
Basic and diluted net loss available to Class A Common Stock per share	$(0.93)	$(7.08)

The following Class A common stock equivalents of the Company have been excluded from the computation of diluted net loss per common share as the effect would be antidilutive and reduce the net loss per common stock (shares in actuals):

	December 31, 2024	December 31, 2023
Preferred stock	104,589,137	-
Public and private warrants	1,037,875	1,037,875
Assumed Warrants	4,726,514	2,007,848
Convertible notes payable	2,870,924	-
Stock options	104,762	119,371
Finder’s warrants	-	25,672
Total antidilutive shares	113,329,212	3,190,766

At December 31, 2024, in addition to the common stock equivalents listed in the table above, the Company has agreed to issue; (i) up to 9.8 million additional shares of its Class A Common Stock under the terms of a legal settlement as more fully discussed in Notes 19 and 21, (ii) an aggregate of 600,000 shares of its Class A Common Stock under the terms of outstanding notes payable, which are discussed in Notes 10 and 13, and (iii) shares of its common stock for finder’s fees and other financial and advisory service agreements, which are discussed in Note 13. See Note 21 regarding the Company’s Class A Common Stock and common stock equivalents issued and issuable subsequent to December 31, 2024.

Note 5 ACQUISITIONS AND STOCK EXCHANGE AGREEMENTS

On June 10, 2024, the Company entered into two stock exchange agreements, each with Rennova Health, Inc., a Delaware corporation (“RHI”).

Acquisition of Myrtle Under First Stock Exchange Agreement

The first agreement, as supplemented (the “Myrtle Agreement”), provided for RHI to exchange all of its equity interest in Myrtle for $0.5 million, payable in a combination of shares of the Company’s Class A Common Stock and a note payable. The closing occurred effective on June 14, 2024. The Company recorded a non-interest bearing note payable due on demand to RHI in the amount of $0.3 million and it paid the remaining purchase price of $0.2 million by issuing 1,023,629 shares of its Class A Common Stock to RHI on July 17, 2024. The number of shares of the Company’s Class A Common Stock issuable to RHI was determined by dividing $0.2 million by the volume weighted average price of the Company’s Class A Common Stock on the day prior to closing, which was $0.23 per share. In addition to the $0.3 million promissory note issued to RHI for a portion of the purchase price of Myrtle, Myrtle issued a promissory note payable to RHI dated June 13, 2024, in the original principal amount of $1.6 million, which represented the amount owed to RHI by Myrtle at the time of the sale of Myrtle to the Company. The $0.3 million note and the $1.6 million note are more fully discussed in Note 10.

Myrtle was formed in the second quarter of 2022 to pursue opportunities in the behavioral health sector, including substance use disorder treatment, initially in rural markets. Services are provided on either an inpatient, residential basis or an outpatient basis.

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

Acquisition of RCHI and Its Subsidiary SCCH Under the Second Stock Exchange Agreement with RHI, as Amended and Restated

The second agreement with RHI, also dated June 10, 2024, (the “RCHI Agreement”) provided for the RHI to exchange all of the outstanding shares of its subsidiary RCHI, including SCCH, for 20,000 shares of the Company’s then to be authorized Series A Preferred Stock. Closing of the RCHI Agreement was subject to a number of conditions. On September 10, 2024, the parties to the RCHI Agreement entered into an Amended and Restated Securities Exchange Agreement, which revised the consideration payable to RHI from shares of FOXO Series A Preferred Stock to $100. In addition, RCHI issued to RHI a senior secured note in the principal amount of $22.0 million (subject to adjustment) (the “RCHI Note”). The RCHI Note matured on September 10, 2026 and accrued interest on any outstanding principal amount at the rate of 8% per annum for the first six months, increasing to 12% per annum thereafter and accrued at 20% per annum in the event of certain defaults as described in the agreement. After maturity, interest accrued at a rate of 20% per annum. The RCHI Note required principal repayments equal to 10% of the free cash flow (net cash from operations less capital expenditures) from RCHI and SCCH.

The RCHI Note was guaranteed by the Company and SCCH, pursuant to the terms of a Guaranty Agreement (the “Guaranty”). The RCHI Note was also secured by the assets of RCHI and Scott County pursuant to a Security and Pledge Agreement (the “RCHI Pledge Agreement”) and by the “Collateral” owned by the Company as provided in the Security and Pledge Agreement with FOXO (the “FOXO Pledge Agreement”). The Amendment also provided that RHI may at any time request that the Company seek approval of its shareholders of the issuance of its Class A Common Stock upon conversion in full of the shares of the Company’s Series A Preferred Stock issuable upon exchange of the RCHI Note. At any time after receipt of such approval, RHI had the option to exchange, in whole or in part, the RCHI Note for shares of the Company’s Series A Preferred Stock. Upon any such exchange, RHI would receive the equivalent of $1.00 stated value of the Company’s Series A Preferred Stock for each $1.00 of the aggregate of principal and accrued and unpaid interest, liquidated damages and/or redemption proceeds (or any other amounts owing under the RCHI Note) being exchanged. On December 5, 2024, the Company and RCHI entered into an Exchange Agreement (the “Exchange Agreement”) with RHI. Pursuant to the Exchange Agreement, $21.0 million of the principal balance of the RCHI Note was exchanged for 21,000 shares of the Company’s Series A Preferred Stock with a stated value of $21.0 million. The Company’s Series A Preferred Stock is more fully discussed in Note 13. Upon the closing of the Exchange Agreement, RCHI executed a new senior secured promissory note payable to RHI (the “New RCHI Note”) in the principal amount of $1.0 million. Promissory notes are presented in Note 10.

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

Appointment of Officer and Members of the Board of Directors

In connection with the acquisition of RCHI, on September 10, 2024, Mr. Seamus Lagan, a member of the board of directors and the Chief Executive Officer and Interim Chief Financial Officer of RHI, and Mr. Trevor Langley, a member of the board of directors of RHI, were appointed to the Company’s board of directors. On December 5, 2024, Mr. Lagan was appointed the Company’s Chief Executive Officer. On March 12, 2025, Mr. Langley became Chairman of the Company’s Board of Directors, replacing Brett Barnes who remains an independent member of the Board.

Lease Agreements Between Myrtle and RHI and SCCH and RHI

Myrtle entered into a lease agreement with a subsidiary of RHI under which Myrtle agreed to lease facilities at BSF’s campus beginning on June 14, 2024. The lease is for a term of one year with five annual options to renew for an additional year with an initial monthly base rental amount of $35,000 and annual rent increases equal to the greater of 3% and the consumer price index.

On June 1, 2024, SCCH entered into a “triple net” lease agreement with a subsidiary of RHI under which SCCH agreed to lease the BSF hospital facilities. The lease is for a term of one year with five annual options to renew for an additional year with an initial monthly base rental amount of $65,000 and annual rent increases equal to the greater of 3% and the consumer price index.

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

The Company has undertaken valuation studies to determine the fair values of the assets acquired. Based on the studies that were prepared by an independent valuation firm, the assets acquired, net of liabilities assumed, were ($1.4) million for Myrtle and ($2.2) million for RCHI. The valuation firm used a number of methods to calculate the fair values of the intangible assets acquired in the Myrtle and RCHI acquisitions (principally tradenames, licenses/permits and customer relationships) including the cost and income approaches and with-and-without, relief from royalty and multiple period excess earnings methods. Furthermore, the valuation firm reviewed and utilized ten-year projections as developed by management and calculated the cost of equity capital using the build-up model and a weighted average cost of capital using comparable, guideline companies. Management believes the book value of acquired fixed assets, other tangible assets and liabilities assumed approximated their fair values. The excess of the purchase prices over the aggregate fair values of the tangible and intangible assets acquired and liabilities assumed was treated as goodwill as reflected in the table below.

The following table shows the allocations of the purchase prices of Myrtle and RCHI to the identifiable assets acquired and liabilities assumed on their respective acquisition dates:

	Myrtle	RCHI
Total purchase price	$500,000	$22,000,100

Tangible and Intangible assets acquired, and liabilities assumed at fair value:
Cash	$5,757	$7,572
Accounts receivable, net	284,445	2,540,440
Supplies	-	201,734
Prepaid expenses	-	127,936
Property and equipment, net	221,045	176,109
Intangible assets	495,400	8,528,082
Right-of-use lease assets	-	2,693,046
Accounts payable	(708,381)	(3,081,467)
Accrued expenses	(98,731)	(8,941,433)
Right-of-use lease liabilities	-	(2,692,946)
Note payable	(1,610,671)	(623,832)
Other loan	-	525,319
Noncontrolling interest	37,366	-

Assets acquired, net of liabilities assumed	$(1,373,770)	$(2,213,901)
Goodwill	$1,873,770	$23,590,178

In addition to the purchase prices listed above, the Company incurred acquisition costs consisting of $5,000 in legal fees for each of the acquisitions. These fees were expensed during the year ended December 31, 2024.

The following presents the unaudited pro-forma combined results of operations of the Company, Myrtle and RCHI as if the acquisitions of Myrtle and RCHI occurred on January 1, 2023.

	Year-Months Ended
	December 31,
	2024	2023
Net revenues	$12,061,242	$18,666,676

Net loss, attributable to FOXO	$(14,643,377)	$(21,215,341)
Deemed dividends	(1,073,993)	(3,378,834)
Net loss to common stockholders	(15,717,370)	(24,594,175)
Preferred stock dividends - undeclared	(1,050,000)	(1,050,000)
Net loss to common stockholders, net of preferred stock dividends - undeclared	$(16,767,370)	$(25,644,175)

Net loss per share:
Basic and diluted net loss available to Class A Common Stock per share	$(1.11)	$(4.89)
Basic and diluted weighted average number of shares of Class A Common Stock	15,165,819	5,239,620

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions of Myrtle and RCHI been completed as of January 1, 2023 or to project potential operating results as of any future date or for any future periods.

Note 6 ACCOUNTS RECEIVABLE, NET

Accounts receivable as of December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024	December 31, 2023
Accounts receivable, gross	$12,200,256	$-
Less:
Allowance for contractual obligations	(8,967,362)	-
Allowance for doubtful accounts	(961,937)	-
Accounts receivable, net	$2,270,957	$-

Note 7 PROPERTY AND EQUIPMENT, NET

Property and equipment, net as of December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024	December 31, 2023

Leasehold improvements	$133,033	$-
Furniture and fixtures	83,930	-
Computer equipment	37,115	37,115
Software	4,441	-
Medical equipment	193,517	-
Gross property and equipment	452,036	37,115
Less accumulated depreciation	(87,555)	(23,474)
Property and equipment, net	$364,481	$13,641

Property and equipment are depreciated on a straight-line basis over their respective lives. Leasehold improvements are depreciated over the life of the lease and the remaining equipment and software is being depreciated over lives ranging from one to ten years. Depreciation expense on property and equipment was $0.1 million and $25,611 for the years ended December 31, 2024 and 2023, respectively.

Note 8 INTANGIBLE ASSETS, NET AND GOODWILL

The components of intangible assets, net as of December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Methylation pipeline	$-	$592,095
Tradenames	1,582,734	-
Licenses and permits	7,396,848	-
Customer relationships	43,900	-
Epigenetic APP	-	-
Less: accumulated amortization	(7,926)	(213,812)
Intangible assets, net	$9,015,556	$378,283

Amortization of the Company’s Methylation pipeline, customer relationships and Epigenetic APP intangible assets was recorded on a straight-line basis within selling, general and administrative expenses over lives of three years. The Company recognized amortization expense on its intangible assets of $1.0 and $1.3 million in the years ended December 31, 2024 and 2023, respectively. Included in the amortization expense in the year ended December 31, 2024 was $0.8 million of expense for the Epigenetic APP. The tradenames and licenses and permits assets have indefinite lives. During the year ended December 31, 2024, the Company recorded an impairment loss of $1.6 million for the Epigenetic APP and $0.2 million for its methylation pipeline asset and during the year ended December 31, 2023, the Company recorded an impairment loss of $2.6 million for its digital insurance platform and its underwriting API and longevity API as the sales and or projected cash flows could no longer support these assets. The Company continues to believe this asset will play a valuable part in its Epigenetic business but needs to make further investment for this asset to generate sales. Without certainty on the timeframe the Company has no choice but to impair the value of the asset in its records.

The tradenames, licenses and permits and customer relationship intangible assets resulted from the acquisitions of Myrtle and RCHI, which are more fully discussed in Note 5. The Company’s Epigenetic APP intangible asset was acquired from KR8 under the terms of a license agreement, which is more fully discussed in Note 11.

Goodwill

Goodwill was $25.5 million and $0 as of December 31, 2024 and December 31, 2023, respectively. The goodwill resulted from the acquisitions of Myrtle and RCHI, which are more fully discussed in Note 5.

Note 9 ACCRUED EXPENSES

At December 31, 2024 and December 31, 2023, accrued expenses consisted of the following:

	December 31,	December 31,
	2024	2023
Accrued payroll and related liabilities	$6,024,516	$29,854
Accrued severance	2,174,035	1,693,518
Accrued interest	651,664	-
Accrued legal expenses and settlements	1,356,957	2,259,748
Medicare cost report settlement reserves	2,147,581	-
Other accrued expenses	1,166,663	1,600
Accrued expenses	$13,521,416	$3,984,720

Included in accrued payroll and related liabilities totaling $6.0 million at December 31, 2024, was approximately $5.2 million for past due payroll taxes and associated penalties and interest. Related parties’ payables and accrued expenses are presented in Note 11.

Note 10 DEBT

At December 31, 2024 and December 31, 2023, debt consisted of the following:

	December 31, 2024	December 31, 2023

Notes payable – third parties	$7,279,724	$4,202,997
Notes payable – related parties	2,671,924	789,733
Other loans	268,257	-
Total debt	10,219,905	4,992,730
Less current portion of debt	(10,219,905)	(4,992,730)
Total debt, net of current portion	$-	$-

Notes Payable – Third Parties

At December 31, 2024 and December 31, 2023 notes payable with third parties consisted of the following:

	December 31, 2024	December 31, 2023

Senior PIK Notes in the principal amount of $3,457,500, including interest of $1,793,241 and $745,497 at December 31, 2024 and 2023, respectively	$5,250,741	$4,202,997
Western Note Payable	623,832	-
ClearThink Notes in the aggregate principal amount of $1,166,750 net of unamortized discounts of $257,290	909,460	-
LGH notes payable in the aggregate principal amounts of $222,000, net of unamortized discounts of $126,511	95,489	-
IG Note Payable in the principal amount of $120,000, net of unamortized discounts of $68,739	51,267	-
1800 Diagonal notes payable in the principal amount of $264,308, net of unamortized discounts of $57,672	206,636	-
Red Road note payable in the principal amount of $91,019, net of unamortized discounts of $35,556	55,463	-
Lucas Ventures note payable in the principal amount of $220,000, net of unamortized discounts of $133,164	86,836	-
Total third-party notes payable	7,279,724	4,202,997
Less current portion of third-party notes payable	(7,279,724)	(4,202,997)
Total third-party notes payable, net of current portion	$-	$-

15% Senior PIK Notes

On September 20, 2022, the Company entered into separate Securities Purchase Agreements with accredited investors pursuant to which the Company issued its Senior PIK Notes in the aggregate principal amount of $3.5 million. The Company received net proceeds of $2.9 million, after deducting fees and expenses of approximately $0.6 million.

The Senior PIK Notes bore interest at 15% per annum, paid in arrears quarterly by payment in kind through the issuance of additional Senior PIK Notes (“PIK Interest”). The Senior PIK Notes matured on April 1, 2024 (the “Maturity Date”). Commencing November 1, 2023, the Company was required to pay the holders of the Senior PIK Notes and on each one-month anniversary thereof an equal amount until the outstanding principal balance has been paid in full on the Maturity Date. If the Senior PIK Notes were repaid in the first year, the Company was required to pay the holders the outstanding principal balance, excluding any increases as a result of PIK Interest, multiplied by 1.15. Payment of the Senior PIK Notes was past due on December 31, 2024, as more fully discussed below.

The Company had agreed to not obtain additional equity or debt financing, without the consent of a majority of the holders of the Senior PIK Notes, other than if a financing pays amounts owed on the Senior PIK Notes, with the exception of certain exempt issuances. The Company shall not incur other indebtedness, except for certain exempt indebtedness, until such time the Senior PIK Notes were repaid in full; however, the Senior PIK Notes were unsecured.

2023 PIK Note Amendment

On May 26, 2023, the Company consummated two issuer tender offers: (i) the Exchange Offer (as described in Note 13) and (ii) the Offer to Amend 15% Senior Promissory Notes and Consent Solicitation that commenced on April 27, 2023 (the “PIK Note Offer to Amend”), pursuant to which the Company offered all holders of Senior PIK Notes 0.125 shares of the Company’s Class A Common Stock for every $1.00 of the Original Principal Amount (as defined in the Senior PIK Notes) of such holder’s Senior PIK Notes, in exchange for the consent by such holder of Senior PIK Notes to amendments to the Senior Promissory Note Purchase Agreement, dated September 20, 2022, between the Company and each purchaser of the Senior PIK Notes (the “PIK Note Purchase Agreement”).

Pursuant to the PIK Note Offer to Amend, the Company solicited approval from holders of Senior PIK Notes to amend the PIK Note Purchase Agreement to permit the following issuances by the Company of its Class A Common Stock and Common Stock Equivalents (as defined in the PIK Note Purchase Agreement), without prepaying the Senior PIK Notes: (i) the issuance of shares of the Company’s Class A Common Stock in connection with the PIK Offer Note Offer to Amend, (ii) the issuance of shares of the Company’s Class A Common Stock in connection with the Exchange Offer (as defined in Note 13), (iii) the issuance of shares of the Company’s Class A Common Stock or Common Stock Equivalents (as defined in the PIK Note Purchase Agreement) in connection with the 2022 Bridge Debenture Release (defined in Note 13), (iv) the issuance of shares of the Company’s Class A Common Stock or Common Stock Equivalents (as defined in the PIK Note Purchase Agreement) in (a) a private placement of the Company’s equity, equity-linked or debt securities resulting in gross proceeds to the Company no greater than $5 million (a “Private Placement”) and/or (b) a registered offering of the Company’s equity, equity-linked or debt securities resulting in gross proceeds to the Company no greater than $20 million (a “Public Financing”); provided that (A) the proceeds of a Private Placement resulting in gross proceeds to the Company of at least $2 million are used by the Company to prepay not less than 25% of the Outstanding Principal Balance (as defined in the Senior PIK Notes) as of the date of prepayment on a pro rata basis upon the closing of such Private Placement, and (B) the proceeds of a Public Financing resulting in gross proceeds to the Company of at least $10 million are used by the Company to prepay all of the Outstanding Principal Balance as of the date of prepayment upon the closing of such Public Financing, and (v) the issuance of shares of the Company’s Class A Common Stock or Common Stock Equivalents (as defined in the PIK Note Purchase Agreement) as private placement additional consideration (collectively, the “ 2023 PIK Note Amendment”).

The Company received consents from all Senior PIK Note holders and all required approvals, including stockholder approval, and issued on a pro rata basis to the holders of the Senior PIK Notes 432,188 shares of its Class A Common Stock in consideration for the 2023 PIK Note Amendment.

The Company accounted for the 2023 PIK Note Amendment as an extinguishment as the consideration of $1.3 million paid to Senior PIK Note holders in the form of the Company’s Class A Common Stock caused the cash flows after the 2023 PIK Note Amendment to change by more than 10%. Due to the short-term nature of the Senior PIK Notes, the Company determined the reacquisition price of debt was equal to the principal amount at the time of the amendment. The Company recognized $1.6 million of expense related to the 2023 PIK Note Amendment consisting of $0.3 million of unamortized debt issuance costs and $1.3 million for the issuance of the Company’s Class A Common Stock. The Company has continued to accrue PIK Interest.

As noted above, pursuant to the terms of the Senior PIK Notes, commencing on November 1, 2023, and on each one-month anniversary thereof, the Company was required to pay the holders of the PIK Notes an equal amount until their outstanding principal balance has been paid in full on the Maturity Date, or, if earlier, upon acceleration or prepayment of the Senior PIK Notes in accordance with their terms. The Company failed to make the payments due on November 1, 2023 and on each one-month anniversary thereof, which constituted an event of default under the Senior PIK Notes. As a result of the event of default, the interest rate of the Senior PIK Notes increased from 15% per annum (compounded quarterly on each December 20, March 20, June 20 and September 20) to 22% per annum (compounded annually and computed on the basis of a 360-day year). In addition, the holders of the Senior PIK Notes had the right, among other remedies, to accelerate the Maturity Date and declare all indebtedness under the Senior PIK Notes due and payable at 130% of the outstanding principal balance.

As noted, as of December 31, 2024, the Senior PIK Notes were in default and the Company did not have the financial ability to correct this default. To resolve the default of the Senior PIK Notes and transition the Senior PIK Note from debt to equity, the Company asked the Senior PIK Note holders to consider certain amendments to their Notes. On October 18, 2024, the Company received the approval of over 50.01% of the holders of the Senior PIK Notes based on the Aggregate Original Principal Amount (as defined in the Senior PIK Notes) to enter into the 2024 PIK Notes Amendment, under which the Senior PIK Notes would be exchanged for the Company’s Series B Preferred Stock. Pursuant to the terms of the 2024 PIK Notes Amendment, on January 22, 2025, the Senior PIK Notes were exchanged into Series B Preferred Stock as more fully discussed in Note 21.

As of December 31, 2024 and 2023, the Company has recorded the $5.3 million and $4.2 million balance of the Senior PIK Notes, respectively, as current liabilities based on the monthly installments payment schedule. For the years ended December 31, 2024 and 2023, the Company recognized $1.0 million and $0.6 million, respectively, of contractual interest expense on the Senior PIK Notes and during the year ended December 31, 2023, the Company recognized $0.4 million related to the amortization of debt issuance costs on the Senior PIK Notes. The amortization of debt issuance costs included $0.3 million of unamortized debt issuance costs at the time of the 2023 PIK Note Amendment. The debt issue costs for the Senior PIK Notes were fully amortized as of June 30, 2023.

Western Note Payable

Promissory note payable to Western Healthcare, LLC (the “Western Note Payable”) owed by SCCH at the time of the acquisition of RCHI. The acquisition is discussed in Note 5. As of December 31, 2024, the principal balance owed was $0.6 million. The note bears interest at a default rate of 18% per annum and payments consisting of principal and interest were due no later than August 30, 2022. SCCH has not made all of the monthly installments due under the note and it is past due. RHI is a co-borrower under the terms of the Western Note Payable. During the year ended December 31, 2024, the Company accrued interest expense on the note of $37,430. As of December 31, 2024, $0.4 million of accrued interest was owed. As more fully discussed in Note 21, during February 2025, the note was amended and restated.

Notes Payable to ClearThink Capital Partners, LLC

During the year ended December 31, 2024, the Company issued six promissory notes to ClearThink Capital Partners, LLC (“ClearThink”). On January 3, 2024, the Company issued ClearThink a promissory note in the principal amount of $75,000. The note was issued with a $25,000 original issue discount and matured on January 3, 2025, On January 3, 2025, the note was exchanged for 324,750 shares of the Company’s Class A Common Stock as discussed in Note 21. On January 30, 2024, the Company issued ClearThink a promissory note in the principal amount of up to $0.8 million, of which $0.6 million was issued. The note was issued with a $0.2 million original issue discount, matured on January 30, 2025 and was converted into shares of the Company’s Class A Common Stock during January 2025 as more fully discussed in Note 21. On May 15, 2024, the Company issued ClearThink a promissory note in the principal amount of $0.3 million. The note was issued with a $0.1 million original issue discount and 200,000 shares of the Company’s common stock as an inducement valued at $58,000 and the note matured on August 14, 2024. On August 16, 2024, the note was extended until September 30, 2024. Under the August 16, 2024 extension, the Company issued ClearThink 100,000 shares of its Class A Common Stock valued at $16,300, increased the principal amount of the note by $50,000 and applied an annual interest rate of 22% back to the original date of the investment. On October 11, 2024, the May 15, 2024 note was extended for a second time to November 30, 2024. Under the terms of the second extension, the Company issued to ClearThink an additional 200,000 shares of its Class A Common stock valued at $34,800. On several dates during the fourth quarter of 2024, the principal balance of the May 15, 2024 note payable and associated accrued interest totaling $0.4 million was converted into 1,305,816 shares of the Company’s Class A Common Stock. On August 16, 2024, the Company issued ClearThink a promissory note in the principal amount of $39,750 that matured on November 16, 2024, which is in default and has not yet been repaid by the Company. The note was issued with a $13,250 original issue discount. On November 20, 2024 and December 31, 2024, the Company issued ClearThink promissory notes each in the principal amount of $0.2 million and each with a $20,000 original issue discount. The November 20, 2024 note was issued with 125,000 inducement shares of the Company’s common stock valued at $82,500 and the December 31, 2024 note was issued with 125,000 inducement shares valued at $36,375.

The January 3, 2024, January 30, 2024, May 15, 2024, August 16, 2024, November 20, 2024 and December 31, 2024 notes are referred to collectively as the “ClearThink Notes.” The January 3, 2024, January 30, 2024 and August 16, 2024 notes have interest rates of 12% per annum (22 – 24% after the occurrence of an Event of Default, as defined in the ClearThink Notes). The May 15, 2024 note originally did not bear interest but as amended had an interest rate of 22% as discussed above. The November 20, 2024 and December 31, 2024 notes each bore a one-time 10% interest rate upon issuance and upon an event of default, as that term is defined in the notes, the outstanding balances will be increased to 125% of the principal amount outstanding and a penalty of $500 per day shall accrue. Ten percent of all future purchase notices from the Strata Purchase Agreement with ClearThink, which is more fully discussed in Note 13, must be directed toward repayment of the ClearThink Notes until they are paid in full. The November 20, 2024 note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.50 per share and the December 31, 2024 note is convertible into shares of the Company’s common stock at a conversion price equal to the higher of $0.10 per share and a 10% discount to the lowest volume weighted average price of the Company’s common stock for the five days prior to conversion, which price was $0.2587 per share on December 31, 2024.

Funding of the ClearThink Notes occurred on various dates during 2024. During the year ended December 31, 2024, the Company received net cash proceeds from the ClearThink Notes totaling $1.1 million. During the year ended December 31, 2024, the Company recorded interest expense of $0.7 million on the ClearThink Notes, including amortization of debt discounts of $0.6 million. As a result of the issuances of the ClearThink Note, the Company incurred finder’s fees due in cash, common stock warrants and common stock pursuant to finder’s fee agreements, which are more fully discussed below. The Company recorded the fair value of the warrants and common stock issuable to the finder in connection with the ClearThink Notes as well as the cash finder’s fees aggregating to approximately $0.1 million as debt discounts on the ClearThink Notes.

Securities Purchase Agreements Dated April 28, 2024 and November 15, 2024 With LGH Investments

On April 28, 2024, the Company entered into a Securities Purchase Agreement with LGH Investments, LLC, a Wyoming limited liability company (“LGH”), pursuant to which the Company issued to LGH a convertible promissory note in the principal amount of $110,000 and received cash proceeds of $100,000 and it issued 200,000 shares of its Class A Common Stock as inducement shares to LGH. The note is convertible into shares of the Company’s Class A Common Stock at a conversion price of $0.30 per share. The note, which matured on January 27, 2025 was issued with a 10% original issue discount and a one-time 10% interest charge of $11,000. The value of the 200,000 inducement shares that the Company issued to LGH in April 2024 per the terms of the note of $56,600, was recorded as additional debt discount. In addition, the Company recorded finder’s fees consisting of cash and the fair value of warrants issuable to the finder under the Finder’s Fee Agreement in effect at the time of $14,000 as additional debt discounts. In November 2024, $108,000 of principal balance of the note was converted into 360,000 shares of the Company’s Class A Common Stock leaving a principal balance of $2,000 and $11,000 of accrued interest at December 31, 2024. On January 15, 2024, the note was converted in full into 43,333 shares of the Company’s Class A Common Stock. On November 15, 2024, the Company entered into a second Securities Purchase Agreement with LGH pursuant to which the Company issued to LGH a second convertible promissory note in the principal amount of $220,000 and received cash proceeds of $200,000 and it agreed to issue 125,000 shares of its Class A Common Stock as inducement shares to LGH. The note is convertible into shares of the Company’s Class A Common Stock at a conversion price of $0.50 per share. The note, which matures on August 14, 2025, was issued with a 10% original issue discount and a one-time 10% interest charge of $22,000. The value of the 125,000 inducement shares of $83,500, was recorded as additional debt discount. In addition, the Company recorded finder’s fees of $28,000 in connection with the note consisting of cash and common stock as additional debt discount. During the year ended December 31, 2024, interest expense on the LGH notes, including the amortization of the debt discounts, was $118,589.

Securities Purchase Agreements Dated April 30, 2024 and December 24, 2024 With IG Holdings, Inc.

On April 30, 2024, the Company entered into a Securities Purchase Agreement with IG Holdings, Inc., an Arizona corporation (“IG”), pursuant to which the Company issued IG a promissory note in the principal amount of $150,000 and received cash proceeds of $100,000 and the Company issued 100,000 shares of its Class A Common Stock valued at $27,900 as inducement shares to IG. The IG note payable was issued with a $50,000 original issue discount. Interest accrued at the rate of 22% per annum, among other penalties, upon an event of default and the note was convertible upon an event of default. The IG note payable, which initially matured three-months from the closing date was extended on August 16, 2024 to a maturity date of September 30, 2024. Under the terms of the amendment, the Company issued IG 50,000 shares of its Class A Common Stock valued at $8,150, it increased the principal amount of the note by $25,000 and it applied an annual interest rate of 22% back to the original date of the investment. The value of the 100,000 inducement shares that were issuable to IG per the original terms of the note and the 50,000 shares of the Company’s Class A Common Stock that were issuable per the terms of the amendment to extend the maturity date to September 30, 2024 were recorded as additional debt discount. In addition, the Company recorded the cash and the fair value of the warrants issuable to the finder under the finder’s fee agreement discussed below, which were $14,000 as additional debt discount. During November 2024, the full $175,000 principal balance of the note and the $20,000 of accrued interest were converted into 415,000 shares of the Company’s Class A Common Stock. On December 24, 2024, the Company entered into a second Securities Purchase Agreement with IG pursuant to which the Company issued to IG a second convertible promissory note in the principal amount of $120,000 and received cash proceeds of $100,000 and it agreed to issue 100,000 shares of its Class A Common Stock as inducement shares to IG. The note is convertible into shares of the Company’s Class A Common Stock at a conversion price of $0.30 per share. The note, which matures on September 23, 2025, was issued with a 10% original issue discount and a one-time 10% interest charge of $12,000. The value of the 100,000 inducement shares of $24,800 was recorded as additional debt discount. In addition, the Company recorded finder’s fees of $14,000 payable in shares of the Company’s common stock as additional debt discount. During the year ended December 31, 2024, interest expense on the IG notes, including the amortization of the debt discounts, was $147,117.

Finder’s Fee Agreement

Under the terms of a Finder’s Fee Agreement dated October 9, 2023, the Company was obligated to pay the finder a cash fee equal to 3 to 7% of the gross proceeds received by the Company from the ClearThink notes payable issued prior to August 22, 2024, the April 28, 2024 LGH note payable and the April 30, 2024 IG note payable and to issue to the finder 5-year warrants to purchase shares of the Company’s Class A Common Stock equal to 7% warrant coverage based on the gross proceeds received by the Company from third-party investors introduced to the Company by the finder with an exercise price per share equal to 110% of the gross proceeds (as defined in the Finder’s Fee Agreement) or the public market closing price of the Company’s Class A Common Stock on the date of the funding, whichever is lower, subject to anti-dilutive price protection and participating registration rights. As a result of the issuances of the ClearThink notes issued prior to August 22, 2024, the April 28, 2024 LGH note payable and the April 30, 2024 IG note payable, the Company was obligated to issue warrants as finder’s fees. The warrants are more fully discussed in Note 13. The Finder’s Fee Agreement was amended on August 22, 2024 as more fully discussed in Note 13.

Securities Purchase Agreement with Institutional Investor Dated June 12, 2024

On June 12, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with an institutional investor (the “Purchaser”) pursuant to which it agreed to issue to the Purchaser and subsequent purchasers who will also be parties to the SPA (the Purchaser, together with the purchasers, the “Purchasers”) Senior Notes in the aggregate principal amount of up to $2.8 million (each a “Senior Note Payable” or, together, the “Senior Notes Payable”).

The closings of the SPA (each a “Closing,” or, together, the “Closings”) are as follows:

●	On June 14, 2024, the Initial Closing Date, the Purchaser purchased $840,000 in principal amount of the Senior Notes Payable and the Company received cash proceeds of $750,000. In addition, as required per the terns, the Company issued to the Purchaser an aggregate of 1,108,755 shares of the Company’s Class A Common Stock representing 9.99% of the outstanding shares of its Class A Common Stock on the Initial Closing Date. The Company issued 1,108,755 shares on July 17, 2024. The Senior Note Payable matured on June 14, 2025. The principal amount of the Senior Note Payable was the subscription amount multiplied by 1.12 which represented a 12% (or $90,000) original issuance discount. The Senior Note Payable did not accrue any interest except for in the event of an Event of Default (as defined in the Note) upon which it would accrue interest at 18% per annum. The Company recorded the $90,000 original issue discount and the value of the 1,108,755 shares of its Class A Common Stock issuable in connection with the Senior Note Payable of $255,014 as debt discounts. The Company recorded interest expense resulting from the amortization of the debt discounts totaling $345,014 during the year ended December 31, 2024. On December 6, 2024, the Senior Note Payable was exchanged for 924 shares of the Company’s Series A Preferred Stock with a stated value of $924,000. On various dates during December 2024, the Purchaser converted the 924 shares of Series A Preferred Stock into 3,573,301 shares of the Company’s Class A Common Stock.

●	Upon the filing of a preliminary proxy statement or information statement with the SEC relating to the approval by the Company’s stockholders of the agreement by the Company to acquire the shares of common stock of RCHI from RHI, and all transactions contemplated therein, the Purchaser agreed to purchase an aggregate of $280,000 in principal amount of the Senior Notes Payable. Accordingly, on August 1, 2024, the Company issued a Senior Note Payable in the principal amount of $280,000 to the Purchaser and it received cash proceeds of $250,000. The Senior Note Payable matured on July 31, 2025. The principal amount of the Senior Note Payable was the subscription amount multiplied by 1.12 which represented a 12% (or $30,000) original issuance discount. The Senior Note Payable did not accrue any interest except for in the event of an Event of Default (as defined in the Note) upon which it would accrue interest at 18% per annum. The Company recorded interest expense resulting from the amortization of the debt discount of $30,000 during the year ended December 31, 2024. On December 6, 2024, the Senior Note Payable was exchanged for 308 shares of the Company’s Series A Preferred Stock with a stated value of $308,000.

●	Upon the closing of the purchase of RCHI, the Purchasers agreed to purchase up to an aggregate of $1,120,000 in principal amount of the Senior Notes Payable. Under the terms of the SPA as discussed above, on December 6, 2024, the Company issued a Senior Note Payable in the principal amount of $1,120,000 to the Purchaser and it received cash proceeds of $1,000,000. The Senior Note Payable matured on December 5, 2025. The principal amount of the Senior Note Payable was the subscription amount multiplied by 1.12 which represented a 12% (or $120,000) original issuance discount. The Senior Note Payable did not accrue any interest except for in the event of an Event of Default (as defined in the Note) upon which it would accrue interest at 18% per annum. The Company recorded interest expenses resulting from the amortization of the debt discount of $120,000 during the year ended December 31, 2024. On December 6, 2024, the Senior Note Payable was exchanged for 1,232 shares of the Company’s Series A Preferred Stock with a stated value of $1,232,000.

●	Upon the filing of a registration statement by the Company with the SEC relating to the resale by the Purchasers (and any affiliates) of all shares of the Company’s Class A Common Stock beneficially owned by each Purchaser (and any affiliate) the Purchasers agreed to purchase up to an aggregate of $560,000 in principal amount of the Senior Notes Payable. Should the remaining Senior Notes Payable in the aggregate of $560,000 of principal be issued, it will provide the Purchaser with rights upon a Fundamental Transaction (as defined in the Senior Note Payable) such as assumption rights of the Successor Entity (as defined in the Senior Note Payable). The Senior Note Payable will also provide the Purchaser an exchange right upon the issuance of preferred stock, including the Series A Preferred Stock. There is also an optional prepayment of the Senior Note Payable provided to the Company of 100% of the Senior Note Payable amount.

The 3,573,301 shares of the Company’s Class A Common Stock issued upon conversion of the 924 shares of the Series A Preferred stock, as noted above, is more fully discussed in Note 13. During the year ended December 31, 2024, the Company recorded deemed dividends of $224,000, which represented the difference between the $2,464,000 stated value of the Series A Preferred Stock issued and the $2,240,000 principal balance of the Senior Notes Payable exchanged.

1800 Diagonal Lending LLC Notes Payable Dated July 22, 2024 and Security Purchase Agreement Dated November 18, 2024

On July 22, 2024, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC (“1800 Diagonal”) pursuant to which the Company issued to 1800 Diagonal a promissory note dated July 22, 2024 in the principal amount of $168,728, which included a one-time interest amount of $18,078 (12% of the original principal amount of $150,650) that was recorded as a debt discount, and it received cash of $131,000 and it paid legal fees of $6,000. The note was issued with a $19,650 original issue discount and matures on May 22, 2025. The note was convertible into shares of the Company’s common stock, but only in the Event of a Default. Upon an Event of Default, 150% of the amount owed would be immediately due and payable and the note bears interest at a rate of 22% upon an Event of Default. Repayment of the 1800 Diagonal Note was due in five monthly payments. The first monthly payment was due on January 22, 2025 in the amount of $84,364 and the four subsequent monthly payments due are $21,091 each. During January 2025, the note was converted into shares of the Company’s Class A Common Stock as more fully discussed in Note 21.

On November 18, 2024, the Company entered into a Securities Purchase Agreement with 1800 Diagonal pursuant to which 1800 Diagonal agreed to purchase a second promissory note dated November 18, 2024, which is discussed below, as well as additional tranches of financings of up to $750,000 in the aggregate during the next twelve (12) months subject to further agreement by and between the Company and 1800 Diagonal. On November 18, 2024, the Company issued to 1800 Diagonal a promissory note in the principal amount of $107,050, which included a one-time interest amount of $11,470 (12% of the original principal amount of $95,580) and received cash proceeds of $81,000 and it paid legal fees of $6,000. In addition, the Company recorded finder’s fees of $8,100 payable in shares of the Company’s common stock as additional debt discount. The note matures on September 15, 2025. Repayment of the 1800 Diagonal note is due in five monthly payments. The first monthly payment is due on May 15, 2025 in the amount of $53,525 and the four subsequent monthly payments due are $13,381 each. The note may be prepaid anytime within the first 180 days of issuance at a discounted rate of 97% of the outstanding balance. The note is convertible into shares of the Company’s common stock, but only in the Event of a Default. Upon an Event of Default, 150% of the amount owed will be immediately due and payable and the note bears interest at a rate of 22% upon an Event of Default. During the year ended December 31, 2024, interest expense on the two 1800 Diagonal notes, including amortization of the debt discounts, totaled $26,205.

Securities Purchase Agreement with Red Road Holdings Corporation Dated October 7, 2024

On October 7, 2024, pursuant to a Securities Purchase Agreement, the Company issued a promissory note to Red Road Holdings Corporation (“Red Road”) in the principal amount of $138,966, which included a one-time interest amount of $17,066 (14% of the original principal amount of $121,900), which was recorded as a debt discount, and it received cash of $106,000 and it paid legal fees of $6,000. The note was issued with a $15,900 original issue discount and it matures on July 15, 2025. In addition, the Company recorded finder’s fees of $12,190 payable in shares of the Company’s common stock as additional debt discount. The note is convertible into shares of the Company’s common stock, but only in the Event of a Default. Upon an Event of Default, 150% of the amount owed will be immediately due and payable and the note bears interest at a rate of 22% upon an Event of Default. Repayment of the Red Road note is due in nine monthly payments of $15,441 each beginning on November 14, 2024. During the year ended December 31, 2024, interest expense on the Red Road note, including amortization of the debt discounts, was $15,601.

Securities Purchase Agreement with Lucas Ventures Dated November 18, 2024

On November 18, 2024, the Company entered into a Securities Purchase Agreement with Lucas Ventures LLC, (“Lucas Ventures”) pursuant to which the Company issued to Lucas Ventures a convertible promissory note in the principal amount of $220,000 and received cash proceeds of $200,000 and it agreed to issue 125,000 shares of its Class A Common Stock as inducement shares to Lucas Ventures. The note is convertible into shares of the Company’s Class A Common Stock at a conversion price of $0.50 per share. The note, which matures on August 18, 2025, was issued with a 10% original issue discount and a one-time 10% interest charge of $22,000. The value of the 125,000 inducement shares of $88,750 was recorded as an additional debt discount. In addition, the Company recorded finder’s fees of $28,000 in connection with the note consisting of cash and common stock as additional debt discount. During the year ended December 31, 2024, interest expense on the Lucas Venture note, including the amortization of the debt discounts, was $25,586.

Notes Payable – Related Parties

At December 31, 2024 and December 31, 2023 notes payable with related parties consisted of the following:

	December 31, 2024	December 31, 2023

Poole Note, dated September 19, 2023	$247,233	$247,233
Additional Poole Note	42,500	42,500
Sponsor loan	500,000	500,000
Note payable to RHI for the acquisition of Myrtle	264,565	-
Note payable to RHI in connection with the acquisition of Myrtle in the original principal amount of $1,610,671	617,626	-
New RCHI Note for the acquisition of RCHI	1,000,000	-
Total related parties’ notes payable	2,671,924	789,733
Less current portion of related parties’ notes payable	(2,671,924)	(789,733)
Total related parties’ notes payable, net of current portion	$-	$-

Poole Note

On September 19, 2023, the Company obtained a $0.2 million loan from Andrew J. Poole, a former director of the Company (the “Loan”), to be used to pay for directors’ and officers’ insurance through November 2023. The Company issued to Mr. Poole a demand promissory note for $0.2 million evidencing the Loan (the “Poole Note”). The Poole Note does not bear interest. The Poole Note is due on demand, and in the absence of any demand, the Poole Note will be due one year from the issuance date. The Poole Note may be prepaid, in whole or in part, without penalty at any time.

Additional Poole Note

On October 2, 2023, the Company obtained a $42,500 loan from Mr. Poole, (the “Additional Poole Note”), to be used to pay for the legal fees of Mitchell Silberberg & Knupp LLP, a service provider (“MSK”), through October 2023. The Additional Poole Note accrues interest in arrears at a rate of 13.25% per annum. The Additional Poole Note is due on demand, and in the absence of any demand, one year from the issuance date. The Additional Poole Note may be prepaid, in whole or in part, without penalty at any time. During the years ended December 31, 2024 and 2023, the Company recorded interest expense of $5,646 and $1,389, respectively on the Additional Poole Note.

Sponsor Loan

In order to finance transaction costs in connection with the Business Combination, the Sponsor or an affiliate of the Sponsor loaned Delwinds funds for working capital.

Note Payable to RHI for the Acquisition of Myrtle

Pursuant to the acquisition of Myrtle as more fully discussed in Note 5, the Company issued a non-interest bearing note payable to RHI in the amount of $0.3 million. The note is due on demand.

Note Payable to RHI In Connection with Myrtle Acquisition

Note payable to RHI dated June , 2024, in the original principal amount of $1,611 owed by Myrtle to RHI at the time of the acquisition of Myrtle. The acquisition is more fully discussed in Note 5. The note is non-interest bearing, except if not paid by the maturity date of December 31, 2024, in which case the note bears interest at 18% per annum. The note may be increased for any subsequent borrowings made by Myrtle from RHI. During the year ended December 31, 2024, the Company has repaid $1.1 million leaving a principal balance of $0.6 million on December 31, 2024. At December 31, 2024, the note is in default but the Company is in discussions with RHI about extending the maturity date of the note.

RCHI Note and New RCHI Note Issued In Connection with the RCHI Acquisition

In connection with the acquisition of RCHI, which is more fully discussed in Note 5, RCHI issued the RCHI Note to RHI, the terms of which are more fully discussed in Note 5. As discussed in Notes 5 and 13, on December 5, 2024, $21.0 million of the principal balance of the RCHI Note was exchanged for $21.0 million of stated value of the Company’s Series A Preferred Stock and RCHI issued to RHI the New RCHI Note in the principal balance of $1.0 million. The New RCHI Note matures on June 5, 2025 and accrues interest on any outstanding principal amount at an interest rate of 8% per annum. After maturity, the default interest rate will be 20% per annum until the New RCHI Note is paid in full. The New RCHI Note requires principal repayments equal to 10% of the free cash flow (net cash from operations less capital expenditures) from RCHI. Payments will be one month in arrears. The New RCHI Note is required to be reduced by payment of 25% of any net proceeds from equity capital raised by the Company. The New RCHI Note is secured by the assets of RCHI and SCCH and guaranteed by the Company and SCCH under the Guaranty Agreement and Security Agreement, respectively. During the year ended December 31, 2024, the Company recorded a total of $0.9 million of interest expense on the RCHI Note and the New RCHI Note.

Other Loans

When the Company acquired RCHI on September 10, 2024 as more fully discussed in Note 5, it assumed four loans under accounts receivable sales agreements totaling $0.5 million. During the period from September 11, 2024 to December 31, 2024, the Company repaid in full one of the notes in the amount of $0.2 million leaving a balance at December 31, 2024 of $0.3 million. The notes do not bear interest and are in payment default.

Note 11 RELATED PARTY TRANSACTIONS

At December 31, 2024 and December 31, 2023, related parties’ payable and accrued expenses consisted of the following:

	December 31,	December 31,
	2024	2023
Accrued expenses owed under KR8 Agreement	$-	$594,999
Accounts payable to Andrew Poole	204,774	204,774
Accounts payable to InnovaQor	138,188	-
Rent payable to a subsidiary of RHI	648,333	-
Accrued interest on related parties’ notes payable (Note 10)	900,090	1,389
Director fees payable	50,000	-
Related parties’ payables and accrued expenses	$1,941,385	$801,162

In addition to the transactions discussed in Notes 5, 10, 12, 13, 14, 19 and 21, the Company had the following related party activity during the years ended December 31, 2024 and 2023:

Consulting Agreement

In April 2022, the Company executed a consulting agreement (the “Consulting Agreement”) with an individual (the “Consultant”) considered to be a related party of the Company as a result of his investment in 2021 Bridge Debentures. The Consulting Agreement, which expired in April 2023, had a minimum term of twelve months, over which the Consultant was to provide services that included, but were not limited to, advisory services relating to the implementation and completion of the Business Combination. The Company determined that all compensation costs related to the Consulting Agreement, including both cash and equity fee paid in 2022, represented remuneration for services to be rendered evenly over the contract term. Thus, all such costs were initially recorded at fair value as prepaid consulting fees in the consolidated balance sheet and were being recognized as selling, general and administrative expenses in the consolidated statement of operations on a straight-line basis over the term of the contract. For the year ended December 31, 2023, the remaining $2.7 million of expense related to the Consulting Agreement was recognized.

Management, License and Maintenance Fees Under the KR8 Agreement

On October 29, 2023, the Company entered into a Letter Agreement with KR8 to develop a Direct-to-Consumer APP (iOS and Android) combining its AI Machine Learning technology to provide a commercial application of FOXO’s epigenetic biomarker technology as a subscription consumer engagement platform. Effective January 12, 2024, the Letter Agreement was replaced with the Master Software and Services Agreement between the Licensor and the Company (the “KR8 Agreement”). The Company’s Director, Mark White, and Interim CFO, Martin Ward, each are equity owners of the Licensor. Under the KR8 Agreement, the Licensor granted to the Company a limited, non-sublicensable, non-transferable perpetual license to use the “Licensor Products,” which are listed in Exhibit A to the KR8 Agreement, to develop, launch and maintain license applications based upon the Company’s epigenetic biomarker technology and software to develop an AI machine learning Epigenetic APP to enhance health, wellness and longevity. The territory of the KR8 Agreement is solely within the U.S., Canada and Mexico.

Under the KR8 Agreement, the Company agreed to pay to the Licensor an initial license and development fee of $2.5 million, a monthly maintenance fee of $50,000 and an ongoing royalty equal to 15% of “Subscriber Revenues,” as defined in the KR8 Agreement, in accordance with the terms and subject to the minimums set forth in the schedules of the KR8 Agreement. The Company agreed to reimburse the Licensor for all reasonable travel and out-of-pocket expenses incurred in connection with the performance of the services under the KR8 Agreement, in addition to payment of any applicable hourly rates. If the Company failed to timely pay the “Minimum Royalty,” as defined in the KR8 Agreement, due with respect to any calendar year, the License would become non-exclusive. (Payments of certain of these amounts in cash are restricted by the terms of a legal settlement agreement, which is more fully discussed in Note 19 under the heading, “Smithline Family Trust II vs. FOXO Technologies Inc. and Jon Sabes.”)

The Company could terminate the KR8 Agreement at any time upon 90 days’ notice to the Licensor provided that, as a condition to such termination, the Company immediately ceases using any Licensor Products. The Licensor could terminate the KR8 Agreement at any time upon 30 days’ notice to the Company if the Company failed to pay any portion of the “Initial License Fee,” as defined in the KR8 Agreement.

During the year ended December 31, 2024, under the terms of the KR8 Agreement, the Company issued 1,537,037 shares of its Class A Common Stock to the Licensor valued at $0.4 million and it accrued $2.1 million for the initial license and development fee. During the year ended December 31, 2024, the Company, recorded $0.5 million for maintenance fees under the KR8 Agreement and $0.3 million of minimum royalties. As of December 5, 2024, the Company had a total of $3.0 million accrued for the initial license and development fees, minimum royalties, maintenance fees, management fees and reimbursable expenses.

On December 6, 2024, the Company entered into a termination agreement (the “KR8 Termination Agreement”) with KR8 pursuant to which 3,000 shares of the Company’s Series D Preferred Stock with a stated value of $1,000 per share were issued to KR8 as full and final satisfaction of the $3.0 million owed to KR8 and the KR8 Agreement was terminated. The 3,000 shares of Series D Preferred Stock also satisfied $0.1 million owed to Mr. White under the Services Agreement discussed below. Effective December 6, 2025, the Company and KR8 entered into Amendment No. 1 to the KR8 Termination Agreement, which clarified that the KR8 Termination Agreement did not terminate the use of the Licensor Products, as more fully discussed in Note 21. The Series D Preferred Stock is more fully discussed in Note 13.

Services Agreement With Former Interim CEO

On July 25, 2024, the Company entered into a new Services Agreement with Mr. White that superseded the interim employment agreement (the “Services Agreement”). The initial term of the Services Agreement was until July 31, 2026. Pursuant to the Services Agreement, Mr. White was entitled to monthly fees of $30,000, which could be converted into equity at the option of both Mr. White and the Company. Mr. White was entitled to full and prompt reimbursement of all expenses incurred in connection with his service as an officer of the Company and a monthly reimbursement for the cost of leasing and insuring a vehicle with a fair market value not in excess of $80,000. No later than 30 days after the date of the Services Agreement, Mr. White was to be issued 2,000 shares of the Company’s Series A Preferred Stock. Issuance of the 2,000 shares of the Company’s Series A Preferred to Mr. White was delayed as the issuance required shareholder approval. During the year ended December 31, 2024, the Company incurred $158,522 for services provided under the Services Agreement.

On December 5, 2024, the Company entered into a Termination of Employment, Settlement and Mutual Release Agreement (the “White Termination Agreement”) pursuant to which the Services Agreement was terminated. The agreement provided for the following:

●	Payment of $100,000 to Mr. White at signing;
●	Appointment of Mr. White as sole director and Chief Executive Officer of FOXO Labs; a wholly owned subsidiary of the Company and execution of an employment agreement between Mr. White and FOXO Labs providing a base salary of $120,000 per year and payment of a car lease for a minimum of three years up to $1,750 monthly.
●	The issuance to Mr. White of a promissory note by the Company in the principal amount of $500,000 maturing on January 2, 2025, which was satisfied in full upon the payment of $250,000 in December 2024.

Other Related Party Activity

RCHI and SCCH contracted with InnovaQor, Inc. (“InnovaQor”) to provide ongoing health information technology-related services totaling approximately $0.1 million. RHI holds preferred stock in InnovaQor and Mr. Lagan is the controlling shareholder of InnovaQor. As of December 31, 2024, SCCH and Myrtle owed $0.6 million to a subsidiary of RHI for rent under facility leases that are more fully discussed in Notes 5 and 12.

Note 12 RIGHT-OF-USE LEASE ASSETS AND LIABILITIES

As discussed in Notes 5 and 11, the Company leases facilities for its Myrtle and RCHI operations under operating leases with a subsidiary of RHI. For operating leases with terms greater than 12 months, including annual options that are expected to be renewed, the Company records the related right-of-use assets and right-of-use liabilities at the present value of lease payments over the terms.

The Company uses an estimated borrowing interest rate at lease commencement as its interest rate, as its operating leases do not provide a readily determinable implicit interest rate.

The following table presents the Company’s lease-related assets and liabilities at December 31, 2024 and December 31, 2023:

	Balance Sheet Classification	December 31, 2024	December 31, 2023

Assets:

Operating leases	Right-of-use lease assets	$3,982,820	$-

Liabilities:
Current:
Operating leases	Right-of-use lease liabilities	$367,474	$-
Noncurrent:
Operating leases	Right-of-use lease liabilities	3,667,553	-

Total right-of-use lease liabilities		$4,035,027	$-

Weighted average remaining term of operating leases, including option periods expected to renew		5.50 years	n/a

Discount rate		22.0%	n/a

The following table presents certain information related to lease expense for the right-of-use operating leases for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023

Right-of-use operating leases amortization (1)	$157,796	$-
Right-of-use operating leases interest expense (2)	$352,562	-

(1)	Expense is included in selling, general and administrative expenses in the consolidated statement of operations.

(2)	Expense is included in interest expense in the consolidated statements of operations.

The following table presents supplemental cash flow information for the years ended December 31, 2024 and 2023:

	2024	2023
Operating cash flows for right-of-use operating leases	$-	$-

Aggregate future minimum lease payments under right-of-use operating leases are as follows:

Right-of-Use Operating Leases
Twelve months ending:
December 31, 2025	$1,220,545
December 31, 2026	1,257,161
December 31, 2027	1,294,876
December 31, 2028	1,333,723
December 31, 2029	1,373,735
Thereafter	597,219
Total	7,077,259

Less interest	(3,042,232)
Present value of minimum lease payments	4,035,027

Less current portion of right-of-use lease liabilities	(367,474)
Right-of-use lease liabilities, net of current portion	$3,667,553

Note 13 STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized Capital

The Company’s authorized shares of all capital stock, par value $0.0001 per share, of 510,000,000 shares, consisting of (i) 10,000,000 shares of preferred stock and (ii) 500,000,000 shares of Class A Common Stock.

Preferred Stock

The Amended and Restated Certificate of Incorporation authorizes the Company to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024, the Company had outstanding shares of preferred stock consisting of 22,540 shares of its Series A Preferred Stock, 120 shares of its Series C Cumulative Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”) and 4,312 shares of its Series D Preferred Stock. It also designated up to 7,500 shares of its Series B Preferred Stock, of which 3,457.5 shares were issued in January 2025 as more fully discussed in Note 21. The Company’s outstanding shares of preferred stock do not contain mandatory redemption or other features that would require them to be presented on the balance sheet outside of equity and, therefore, they qualify for equity accounting treatment.

Series A Preferred Stock

On December 5, 2024, $21.0 million of the principal balance of the RCHI Note, which is more fully discussed in Notes 5 and 10, was exchanged for 21,000 shares of the Company’s Series A Preferred Stock with a stated value of $21.0 million. In addition, as more fully discussed in Note 10, the Purchasers exchanged an aggregated of $2,240,000 of Senior Notes Payable for 2,464 shares of the Company’s Series A Preferred Stock with a stated value of $2,464,000. On various dates during the month of December 2024, the Purchasers converted 924 shares of the Series A Preferred Stock into 3,573,301 shares of the Company’s Class A Common Stock leaving 22,540 shares of Series A Preferred Stock outstanding at December 31, 2024. During the year ended December 31, 2024, the Company recorded a $0.2 million loss from extinguishment of debt from the issuances of Series A Preferred Stock, which represented the difference between the $2,464,000 stated value of the Series A Preferred Stock issued to the Purchasers and the $2,240,000 principal balance of the Senior Notes Payable exchanged. In addition, the Company included undeclared dividends on the Series A Preferred Stock of $81,009 in the calculation of net loss available to common stockholders per share for the year ended December 31, 2024.

Series A Preferred Stock Designation

On October 16, 2024, the Company’s board of directors approved the designation of 35,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock shall have a par value of $0.0001 per share and a stated value equal to $1,000 per share. Terms of the Series A Preferred Stock include: (i) dividends at 5% per annum, (ii) voting rights, which include voting as one class with the common stockholders and the holder shall be entitled to cast the number of votes determined by dividing the stated value per share by the higher of $0.01 or the VWAP of the trading day immediately before the record date for the vote, and (iii) conversion into shares of the Company’s Class A Common Stock at the higher of $0.01 per share or 90% of the average VWAP for the five trading days prior to the date of the conversion notice, among other terms.

Series B Preferred Stock

On December 31, 2024, no shares of Series B Preferred Stock were outstanding. On January 22, 2025, the Company issued 3,457.5 shares of its Series B Preferred Stock in exchange for its Senior PIK Notes, as more fully discussed in Notes 10 and 21.

Series B Preferred Stock Designation

On November 27, 2024, the Company authorized up to 7,500 shares of its Series B Preferred Stock. Each share of Series B Preferred Stock shall have a par value of $0.0001 per share and a stated value equal to $1,000 per share. Terms of the Series B Preferred Stock include: (i) dividends at 5% per annum, (ii) voting rights, which include voting as one class with the common stockholders, (iii) conversion into shares of the Company’s Class A Common Stock at the higher of $0.05 per share or 90% of the average VWAP for the five trading days prior to the date of the conversion notice and (iv) no conversions prior to the first anniversary of the original issue date, among other terms.

Series C Preferred Stock

On December 12, 2024, the Company issued 120 shares of its Series C Preferred Stock with a stated value of $1,000 per share to an investor for a cash payment of $100,000 and it paid issuance costs of $10,075. The Company recorded a $20,000 deemed dividend for the issuance, which represented the difference between the $120,000 stated value of the Series C Preferred Stock and the cash received. In addition, the Company included undeclared dividends on the Series C Preferred Stock of $317 in the calculation of net loss available to common stockholders per share for the year ended December 31, 2024.

Series C Preferred Stock Designation

On November 27, 2024, the Company authorized up to 5,000 shares of its Series C Preferred Stock. Each share of Series C Preferred Stock shall have a par value of $0.0001 per share and a stated value equal to $1,000 per share. Terms of the Series C Preferred Stock include: (i) dividends at 5% per annum, (ii) voting rights, which include voting as one class with the common stockholders and each share of Series C Preferred Stock shall have one vote, (iii) conversion into shares of the Company’s Class A Common Stock at the higher of $0.03 per share or 90% of the average VWAP for the five trading days prior to the date of the conversion notice and (iv) no conversions prior to the first six months of the original issue date or until a registration statement registering the underlying shares of common stock is declared effective, among other terms.

Series D Preferred Stock

During December 2024, the Company issued 4,312 shares of its Series D Preferred Stock with a stated value of $1,000 per share of which 3,000 shares were issued to KR8 pursuant to the terms of the KR8 Termination Agreement, as more fully discussed in Note 11 and 1,312 shares were issued to MSK under the terms of a Shares for Services Agreement wherein MSK exchanged $1.1 million of accrued legal expenses for $1.3 million of stated value of Series D Preferred Stock. The Company recorded a $0.2 million loss from extinguishment of debt on the issuance of the shares to MSK during the year ended December 31, 2024.

Series D Preferred Stock Designation

On December 6, 2024, the Company authorized up to 10,000 shares of its Series D Preferred Stock. Each share of Series D Preferred Stock shall have a par value of $0.0001 per share and a stated value equal to $1,000 per share. Terms of the Series C Preferred Stock include: (i) no dividends, (ii) no voting rights, expect as in regards to any changes related to the Series D Preferred Stock, and (iii) conversion into shares of the Company’s Class A Common Stock at the higher of $0.03 per share or 90% of the average VWAP for the five trading days prior to the date of the conversion notice, among other terms.

The following table summarizes the activity in the Company’s classes of preferred stock included in Stockholders’ Equity for the year ended December 31, 2024 (no preferred stock was issued or outstanding during the year ended December 31, 2023):

	Series A		Series B		Series C		Series D		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2023	-	$-	-	$-	-	$-	-	$-	-	$-
Issuance of Series A Preferred Stock in exchange for RCHI Note	21,000	2.10	-	-	-	-	-	-	21,000	2.10
Issuances of Series A Preferred Stock in exchange for Senior Notes Payable	2,464	0.24	-	-		-	-	-	2,464	0.24
Conversions of Series A Preferred Stock into Class A Common Stock	(924)	(0.09)	-	-		-	-	-	(924)	(0.09)
Issuance of Series C Preferred Stock for cash investment	-	-	-	-	120	0.01	-	-	120	0.01
Issuance of Series D Preferred Stock under KR8 Termination Agreement	-	-	-	-	-	-	3,000	0.30	3,000	0.30
Issuance of Series D Preferred Stock to MSK under Shares for Services Agreement		-	-	-		-	1,312	0.13	1,312	0.13
Balance December 31, 2024	22,540	$2.25	-	$-	120	$0.01	4,312	$0.43	26,972	$3

As more fully discussed above and in Note 21, subsequent to December 31, 2024, the Company’s issued 3,457.5 shares of its Series B Preferred Stock in exchange for its Senior PIK Notes.

Class A Common Stock

As of December 31, 2024 and 2023, there were 23,560,438 and 7,646,032 shares of the Company’s Class A Common Stock issued and outstanding, respectively.

Common Stock Issued to KR8 under KR8 Agreement

During the year ended December 31, 2024, the Company issued 1,537,037 shares of its Class A Common Stock pursuant to the KR8 Agreement, which is more fully discussed in Note 11.

October 13, 2023 Strata Purchase Agreement

On October 13, 2023, the Company entered into a Strata Purchase Agreement (the “Strata Purchase Agreement”) with ClearThink, as supplemented by that certain Supplement to Strata Purchase Agreement, dated as of October 13, 2023, by and between the Company and ClearThink. Pursuant to the Strata Purchase Agreement, after the satisfaction of certain commencement conditions, including, without limitation, the effectiveness of the Registration Statement, ClearThink has agreed to purchase from the Company, from time to time upon delivery by the Company to ClearThink of request notices, and subject to the other terms and conditions set forth in the Strata Purchase Agreement, up to an aggregate of $2.0 million of the Company’s Class A Common Stock. On August 13, 2024, the Company entered into Amendment No. 1 to the Strata Purchase Agreement pursuant to which the commitment amount was increased from $2.0 million to $5.0 million.

During the fourth quarter of 2023, we completed two tranches of private placements under the terms of the Strata Purchase Agreement with ClearThink that provided gross proceeds of $0.2 million and $0.3 million. After deducting finder’s fees and other offering expenses, the net proceeds from the private placements totaled $0.2 million and $0.2 million. No shares of the Company’s Class A Common Stock were issued under the terms of the Strata Purchase Agreement during the year ended December 31, 2024.

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

Common Stock Issued to MSK Under Shares for Services Agreement

On September 19, 2023, the Company entered into a Shares for Services Agreement with MSK pursuant to which the Company issued to MSK in September 2023 292,866 shares of Company’s Class A Common Stock valued at $0.2 million and rights (the “Rights”) to receive 511,027 shares of the Company’s Class A Common Stock valued at $0.4 million in satisfaction of outstanding amounts payable to MSK in an aggregate amount equal to $0.6 million for legal services rendered. During the year ended December 31, 2024, the Company issued to MSK 511,027 shares of its Class A Common Stock in full satisfaction of the Rights.

Common Stock Issued Under Corporate Development Advisory Agreements

On March 5, 2024, the Company issued 450,000 shares of its Class A Common Stock to Tysadco Partners valued at $153,000 under the Corporate Development Advisory Agreement dated effective February 26, 2024. Under the agreement, Tysadco Partners is providing strategic, financing, capital structure and other guidance and expertise to the Company’s management. The Company entered into the Corporate Development Advisory Agreement with C L Talent Inc. (“C. L. Talent”), (the “Talent Agreement”) commencing July 17, 2024. Per the Talent Agreement, C. L. Talent will reasonably be available during regular business hours to advise, counsel and inform designated officers and employees of FOXO about the health, wellness and social media businesses in which the Company is engaged, competitors, business opportunities, talent engagement and other aspects of or concerning FOXO’s business about which C. L. Talent has knowledge or expertise. In addition, it will assist FOXO with targeting key talent with whom FOXO has an existing relationship to further enhance market reach. The term of the Talent Agreement is 12 months. Pursuant to the Talent Agreement, the Company issued C. L. Talent 1,500,000 shares of its Class A Common Stock valued at $393,000 as compensation for its services.

Common Stock Issued/Issuable in Connection with Notes Payable

During the year ended December 31, 2024, the Company issued 1,608,755 shares of its Class A Common Stock under the terms of notes payable of which 1,108,755 shares were issued per the terms of the Senior Notes Payable, 200,000 were issued as inducement shares for the April 28, 2024 LGH note payable, 200,000 were issued as inducement shares for the May 15, 2024 ClearThink note payable and 100,000 were issued as inducement shares for its April 30, 2024 IG note payable.

During the year ended December 31, 2024, the Company issued 350,000 shares of its Class A Common Stock for extensions of the maturity dates of notes payable of which 300,000 were issued for two extensions of the maturity dates of the May 15, 2024 ClearThink note payable and 50,000 were issued for the extension of the maturity date of the April 30, 2024 IG note payable.

During the year ended December 31, 2024, the Company issued 2,080,816 shares of its Class A Common Stock upon conversions its notes payable of which 360,000 were for the conversion of a portion of the April 28, 2024 LGH note payable, 415,000 were for the conversion of the April 30, 2024 IG note payable and 1,305,816 were for the conversion of the May 15, 2024 ClearThink note payable.

In addition, the Company agreed to issue an aggregate of 600,000 shares of its Class A Common Stock as inducement shares for notes payable issued to IG, LGH, ClearThink and Lucas Ventures. These shares were issued by the Company in January and February 2025.

The value of the shares issued and issuable under the terms of and conversions of notes payable as discussed above are more fully discussed in Note 10.

Common Stock Issued to Smithline

During the year ended December 31, 2024, the Company issued 3,238,973 shares of its Class A Common Stock in connection with a legal settlement, which is more fully discussed in Note 19 under the heading, “Smithline Family Trust II vs. FOXO Technologies Inc. and Jon Sabes.”)

Restricted Stock Granted to Messrs. White and Ward

On October 3, 2023, the Company granted 250,000 and 250,000 shares of its Class A Common Stock to Mr. White and Mr. Ward, respectively. The shares, which were granted under the FOXO Technology Inc. 2022 Equity Incentive Plan (the “2022 Plan”), are more fully discussed in Note 14.

Common Stock Issued to RHI

On July 17, 2024, the Company issued 1,023,629 shares of its Class A Common Stock to RHI for the acquisition of Myrtle, which is more fully discussed in Note 5.

Financial Adviser

On July 25, 2024, FOXO entered into the advisory agreement with J.H. Darbie & Co., Inc. (“J.H. Darbie”) pursuant to which J.H. Darbie was engaged as nonexclusive financial adviser. The term of the agreement was six months. As compensation for the services performed under the agreement, the Company issued J.H. Darbie 625,000 shares of its Class A Common Stock effective January 13, 2025.

Private Placement Engagement

On July 25, 2024, FOXO engaged J.H. Darbie, on an exclusive basis, to provide services in connection with private placements (the “Engagement”). The term of the Engagement was 120 days, subject to early termination provisions in the Engagement. Under the Engagement, J.H. Darbie has a right of first refusal for all financing, cash, common stock or convertible securities, debt or equity, for six months after the termination of the Engagement. As compensation for the services performed under the Engagement, the Company issued to J. H. Darbie 138,954 shares of its Class A Common Stock valued at $30,000 effective in January 2025.

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

On November 7, 2024, FOXO and J.H. Darbie entered into an amendment to the Engagement pursuant to which the compensation for the services to be rendered by J.H. Darbie was revised to a cash fee equal to $175,000 for advising, 10% of gross proceeds raised from the sale of the securities to customers of J.H. Darbie, and common stock equal to 5% of the cash fee. The common stock issued will have piggyback rights and be priced at the closing price the date the offering closes.

On November 22, 2024, FOXO and J.H. Darbie entered into an amendment to the Engagement pursuant to which the scope of the engagement was revised to an exchange of debt from existing lenders of FOXO to equity. During the year ended December 31, 2024, no shares or warrants were issued to J.H Darbie under this Engagement.

Finder’s Fee Agreement

On October 9, 2023, the Company entered into the Finder’s Agreement, by and between the Company and the finder. Pursuant to the Finder’s Agreement the Company agreed to pay the Finder a cash fee equal to 4% of the gross proceeds received by the Company from the equity transactions contemplated by the Second Strata Purchase Agreement. The Company also agreed to issue to the finder a 5-year warrant to purchase shares of the Company’s Class A Common Stock equal to 1% warrant coverage based on the amount raised from the equity transactions with an exercise price per share equal to 110% of the transaction (as defined in the Finder Agreement) or the public market closing price of the Company’s Common Stock on the date of the transaction, whichever is lower, subject to anti-dilutive price protection and participating registration rights. In addition, under the Finder Agreement, the Company was obligated to pay the finder a 3% to 7% cash fees and 7% warrant coverage based on the gross cash proceeds from the issuances of the certain promissory notes payable as more fully discussed in Note 10.

Finder’s Warrants and Amendment to Finder’s Agreement

Pursuant to the terms of the Finder’s Agreement, discussed above, and in connection with a private placement of the Company’s Class A Common Stock under the Strata Purchase Agreement during the three months ended December 31, 2023, which is discussed above, the Company issued or was obligated to issue to the Finder 25,672 warrants to acquire shares of the Company’s common stock under the terms of the Finder’s Agreement. The warrants had a five-year term and were exercisable into shares of the Company’s Class A Common Stock at a weighted average exercise price of $1.324 per share. In addition, in connection with the issuances of the ClearThink Notes, the LGH Note Payable and IG Note Payable through August 22, 2024, which are more fully discussed in Note 10, the Company was obligated to issue 191,179 additional warrants to purchase shares of the Company’s common stock under the terms of the Finder’s Agreement. The additional warrants had a five-year term and were exercisable into shares of the Company’s Class A Common Stock at a weighted average exercise price of $0.324 per share.

On August 22, 2024, the Company entered into an amendment to the Finder Agreement (the “Amended Finder’s Agreement”) in which the Company agreed to issue to the Finder 446,724 shares of its Class A Common Stock for the termination of all the Finder’s common stock warrants and outstanding cash fees owed as of that date. Also, pursuant to the Amended Finder’s Agreement, the Finder will no longer receive a cash fee for any equity/convertible debt financing except for an equity line of credit in which case the cash fee will be 4%. Compensation for an equity/convertible debt financing will be made in the form of common stock equal to 14% of the gross proceeds of an equity/convertible debt financing and 10% of a non-dilutive debt financing. In addition to the 446,724 shares of the Company’s Class A Common Stock noted above, the Company owed the finder 296,449 shares of its Class A Common Stock as finder’s fee in connection with certain notes payable entered into subsequent to August 22, 2024, or a total of 743,173 shares of its Class A Common Stock as of December 31, 2024. The finder’s fees owed in connection with notes payable are more fully discussed in Note 10. As of December 31, 2024, 602,300 of the finder’s fee shares remain issuable to the finder.

Warrants

Public Warrants and Private Placement Warrants

As of December 31, 2024 and 2023, the Company had outstanding 1,006,250 Public Warrants and 31,625 Private Placement Warrants each with an exercise price of $115.00 per share and each expiring five years after the completion of the Business Combination or earlier upon redemption or liquidation. The Public Warrants may only be exercised for a whole number of shares. Each Public Warrant entitles the holder to purchase one share of Class A Common Stock, subject to adjustment. The Public Warrants became exercisable 30 days after the completion of a Business Combination.

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

The fair values of the Public Warrants and the Private Warrants at December 2024 and 2023 are more fully discussed in Note 15.

Assumed Warrants

At Closing of the Business Combination, the Company assumed common stock warrants that were exchanged for common stock warrants to purchase 190,619 shares of the Company’s Class A Common Stock at an exercise price of $62.10 per share, subject to adjustment (the “Assumed Warrants”). After the Exchange Offer discussed below, 25,868 Assumed Warrants remained outstanding. The Assumed Warrants include down round provisions that should the Company issue common stock or common stock equivalents, excluding certain exempt issuances, for consideration of less than the then exercise price per share then the exercise price shall be lowered to the new consideration amount on a per share basis with a simultaneous and corresponding increase to the number of warrants. During the year ended December 31, 2023, a triggering event occurred as a result of the issuance of the Rights under the terms of the Shares for Services Agreement with MSK dated September 19, 2023. Therefore, as of December 31, 2023, 2,007,848 Assumed Warrants were outstanding with an exercise price of $0.80 per share.

On February 23, 2024, 598,877 Assumed Warrants expired by their terms and on February 24, 2024, an Assumed Warrant exercisable into 1,408,971 shares of the Company’s Common Stock was extended until February 23, 2025, in connection a legal settlement as more fully discussed in Note 19 under the heading, “Smithline Family Trust II vs. FOXO Technologies Inc. and Jon Sabes.”), (the “Smithline Assumed Warrant”). On February 24, 2024, the Company issued: (i) its Class A Common Stock to Tysadco Partners, as more fully discussed above; (ii) on June 14, 2024, the Company purchased Myrtle, which is more fully discussed in Note 5, pursuant to which the Company is obligated to provide piggy-back registration rights for the shares of its Class A Common Stock that it issued to RHI in connection with the acquisition; and (iii) on July 25, 2024, the Company agreed to issue shares of its Class A Common Stock to J.H. Darbie under the terms of an advisory agreement. These transactions triggered the down round provisions of the Smithline Assumed Warrant. Therefore, as of December 31, 2024, the Smithline Assumed Warrant was exercisable into 4,726,514 shares of the Company’s Common Stock with an exercise price of $0.216 per share. The incremental value of the modifications to the Smithline Assumed Warrant as a result of the triggers of the down round provisions and the extension of the expiration date resulted in deemed dividends of $1.1 million for the year ended December 31, 2024. The incremental value was measured using the Black Scholes valuation model with the following assumptions: risk free rates ranging from 4.74% to 5.19%, volatility ranging from 111.99% to 158.57%, terms of .6 to 1 year and expected dividend yield of $0. Partially offsetting the increase in the number of outstanding Smithline Assumed Warrants on December 31, 2024, was the exchange of 312,500 Smithline Assumed Warrants under the terms of an Exchange Agreement dated May 28, 2024, between the Company and Smithline Family Trust II (“Smithline”) as more fully discussed in Note 19.

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

The Company issued shares to the Investors in exchange for the release and recognized expense of $2.2 million based on the shares issued and corresponding fair value of common stock at the time of issuance.

Treasury Stock

On April 14, 2023, the Company cancelled the 214,077 shares of treasury stock that it held.

Note 14 EQUITY-BASED COMPENSATION

Management Contingent Share Plan

On September 14, 2022, the stockholders of the Company approved the FOXO Technologies Inc. Management Contingent Share Plan (the “Management Contingent Share Plan”). The purposes of the Management Contingent Share Plan were to (a) secure and retain the services of certain key employees and service providers and (b) incentivize such key employees and service providers to exert maximum efforts for the success of the Company and its affiliates.

The number of shares of Class A Common Stock that were authorized to be issued under the Management Contingent Share Plan was 920,000 shares, subject to equitable adjustment for shares splits, share dividends, combinations, recapitalizations and the like, including to account for any equity securities into which such shares are exchanged or converted.

The Management Contingent Share Plan provided for the grant of restricted share awards of the Company’s Class A Common Stock. All of the shares of the Company’s Class A Common Stock issued to a FOXO employee at the Closing were issued pursuant to a “Restricted Share Award,” the terms of which shall apply to all shares issued to such recipient. For the purposes of the Management Contingent Share Plan, shares of the Company’s restricted Class A Common Stock issued in accordance with such plan will be considered “vested” when they are no longer subject to forfeiture in accordance with the terms of such plan. Each restricted share award issued under the Management Contingent Share Plan was initially subject to both a time-based vesting component and a performance-based vesting component. With the sale of FOXO Life Insurance Company on February 3, 2023, which is more fully discussed in Note 16, performance-based vesting is no longer required. The time-based vesting requirement follows:

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

For the year ended December 31, 2022 the Company recognized $10.1 million of expense related to the vesting of the Management Contingent Share Plan based on the fair value at grant date of $78.10 per share. For the year ended December 31, 2024, 12,334 shares were forfeited by their terms and as a result, the Company reversed a net of $0.1 million of expense in 2024. For the year ended December 31, 2023, 419,132 shares were forfeited by their terms and as a result the Company reversed a net of $0.7 million of expense in 2023.

Service Based-Conditions

The Management Contingent Share Plan provides that in the event of the death, disability, or termination without cause of the CEO at the time of the Closing, service-based conditions will not apply.

In the event of a change in control (as that term is defined in the plan), all time-based vesting conditions whose time frame for achievement has not expired will be waived.

Duration, Amendment and Termination

Unless sooner terminated, the Management Contingent Share Plan will terminate on the first to occur of (a) the date that 100% of the restricted share awards have become vested or forfeited or (b) the first business day following the fifth (5th) anniversary of the Closing. The Board may suspend or terminate the plan with the written consent of all remaining participants in the Management Contingent Share Plan (at the time of the proposed suspension or termination of the Management Contingent Share Plan). The Board at any time, and from time to time, may amend, supplement, modify or restate the plan or any award provided that any such amendment applicable to a previously outstanding award shall not have an adverse effect on a participant or diminish the value of any previously outstanding award under the plan without participant’s prior written consent.

Restrictions on Transfer

Except for transfers without consideration to persons or entities related to a participant (family members, family trusts, etc.) restricted share awards may not be transferred to another person except in the sole discretion of the Committee.

Any restricted stock awards that failed to vest due to a time-based vesting condition not being satisfied were forfeited by the participant and the shares associated with that award were permanently forfeited and cancelled. The Company accounted for forfeitures as they occurred.

The following table summarizes the Management Contingent Share Plan activity for the years ended December 31, 2024 and 2023:

	Management Contingent Share Plan	Grant Date Fair Value
Outstanding December 31, 2023	132,568	$78.10
Granted	-	$-
Forfeited	(12,334)	$78.10
Outstanding December 31, 2024	120,234	$78.10
Vested December 31, 2024	116,900	$78.10

	Management Contingent Share Plan	Grant Date Fair Value
Outstanding December 31, 2022	551,700	$78.10
Granted	-	$-
Forfeited	(419,132)	$78.10
Outstanding December 31, 2023	132,568	$78.10
Vested December 31, 2023	116,900	$78.10

Service Based-Conditions

The vested shares within the tables above reflect the potential forfeiture of a former CEO’s Management Contingent Share Plan shares. In 2022, the Company recorded $9.1 million of compensation expense for these shares. See Note 19 for additional information on this former CEO and the status of these shares.

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

As of December 31, 2024, the Company had 104,762 stock options outstanding and 1,743 shares of restricted stock issued under the 2020 Plan. The stock options under the 2020 Plan issued during the year ended December 31, 2021 were issued (i) as a replacement for outstanding phantom share rights and previously cancelled profits interests, (ii) as a bonus for periods prior to the issuance of stock options, (iii) as part of the Company’s regular review cycle that occurs twice annually, and (iv) as other incentives. Stock options issued in the year ended December 31, 2021 were primarily granted in April and August of 2021. In the first quarter of 2022, 20,418 additional stock options were issued primarily as part of the Company’s regular review cycle as well as to form the Company’s Scientific Advisory Board.

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

2022 Plan

On September 14, 2022, the stockholders of the Company approved the 2022 Plan. The 2022 Plan permits the grant of equity-based awards to employees, directors and consultants. As of December 31, 2024, the total number of shares of the Company’s Class A Common Stock that may be issued under the 2022 Plan is 651,862. No stock options were granted under the 2022 Plan to date.

During the year ended December 31, 2023, the Company granted 609,770 shares of restricted stock under the 2022 Plan of which 11,100 restricted shares were forfeited during the year. As of December 31, 2024, 598,670 restricted shares were outstanding, including 250,000 and 250,000 shares that were granted in 2023 to Mr. White and Mr. Ward, respectively. The restricted shares granted during the year ended December 31, 2023 were fully vested on the date of grant. The Company recorded stock-based compensation totaling $0.7 million during the year ended December 31, 2023 in connection with the grants, of which $0.5 million resulted from the shares issued to Messrs. White and Ward. The compensation expense was determined based on the closing price of the Company’s Class A Common Stock on the day before the grant date multiplied by the number of shares granted.

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

The following table summarizes stock option activity under the 2020 Plan for the years ended December 31, 2024 and 2023 (there was no stock option activity under the 2022 Plan for the years ended December 31, 2024 and 2023):

	Stock Option Awards	Weighted- Average Exercise Price	Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2023	119,371	$73.02
Granted	-	$-
Exercised	-	$-
Forfeited	(14,609)	$(73.24)
Outstanding December 31, 2024	104,762	$72.99	1.22	$	*
Exercisable December 31, 2024	104,592	$72.98	1.19	$	*

	Stock Option Awards	Weighted- Average Exercise Price	Average Remaining Life (Years)	‘Aggregate Intrinsic Value
Outstanding December 31, 2022	276,510	$70.20
Granted	-	$-
Exercised	-	$-
Forfeited	(157,139)	$(68.15)
Outstanding December 31, 2023	119,371	$73.02	2.22	$	*
Exercisable at December 31, 2023	115,616	$70.50	2.19	$	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of the Company’s common stock was $0.291 on December 31, 2024.

Equity-based compensation expense, excluding the Management Contingent Share Plan, was recorded in the following expense categories within the consolidated statements of operations consistent with the manner in which the respective employee or service provider’s related cash compensation was recorded:

	2024	2023
Research and development[1]	$24,128	$72,301
Selling, general and administrative	(69,629)	1,041,803
Total equity-based compensation expense	$(45,501)	$1,114,104

1)	Had the Company recorded the Management Contingent Share Plan within research and development and selling, general and administrative expense, then research and development would have been reduced by $(146,322) and $54,913 for the years ended December 31, 2024 and 2023, respectively, with the remaining reduction recognized within selling, general and administrative expense for the years ended December 2024 and 2023.

As of December 31, 2024, there was $8,838 of total unrecognized compensation cost related to unvested stock options that is expected to be recognized in the first quarter of 2025 and $0.1 million of total unrecognized compensation cost related to the Management Contingent Share Plan.

Note 15 FAIR VALUE MEASUREMENTS

The estimated fair value of financial instruments was determined by the Company using available market information and valuation methodologies considered to be appropriate. The fair value measurements accounting guidance is more fully discussed in Note 3. At December 31, 2024 and 2023, the carrying value of the Company’s accounts receivable, notes payable, accounts payable and accrued expenses approximated their fair values due to their short-term nature.

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of December 31, 2024 and 2023 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measurements Using Inputs Considered as:
December 31, 2024	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$41,246	$40,250	$996	$-
Total liabilities	$41,246	$40,250	$996	$-

	Fair Value Measurements Using Inputs Considered as:
December 31, 2023	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$8,821	$8,553	$268	$-
Total liabilities	$8,821	$8,553	$268	$-

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

Measurement at Closing and Subsequent Measurement

The Company established the fair values for the Public and Private Placement Warrants on the date of the Closing, and subsequent fair values as of each reporting period. The measurement of the Public Warrants is classified as Level 1 due to the use of an observable market quote in an active market under ticker FOXOW. As reflected in the tables above, the fair value of the Public Warrants was $40,250 and $8,553 at December 31, 2024 and 2023, respectively.

As the transfer of the Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2 at December 31, 2024 and 2023. As reflected in the tables above, the fair value of the Private Placement Warrants was $996 and $392 for the years ended December 31, 2024 and 2023, respectively.

The Company recorded (loss) and income of $(32,425) and $302,541, respectively, during the years ended December 31, 2024 and 2023 for the change in fair values of the warrant liabilities.

Note 16 FOXO LIFE INSURANCE COMPANY

On February 3, 2023, the Company consummated the sale of FOXO Life Insurance Company to Security National Life Insurance Company (the “Buyer”). At closing, all of the FOXO Life Insurance Company’s shares were cancelled and retired and ceased to exist in exchange for the assignment to the Company of FOXO Life Insurance Company’s statutory capital and surplus amount of $5.0 million, as of the closing date, minus $0.2 million (the “Merger Consideration”). Pursuant to the transaction, at the closing, the Company paid the Buyer’s third-party out-of-pocket costs and expenses of $0.1 million resulting in a total loss of $0.2 million that was recognized in the year ended December 31, 2023 within selling, general and administrative expense on the consolidated statements of operations and in Lab and Life segment. After the Merger Consideration and Buyer’s third party expenses, the transaction resulted in the Company gaining access to $4.8 million that was previously held as statutory capital and surplus pursuant to the Arkansas Insurance Code. The Company used the funds to fund a portion of its operations during 2023.

On August 20, 2021, the Company completed its acquisition of MICOA and renamed it FOXO Life Insurance Company. The acquisition was accounted for as an asset acquisition as MICOA did not have inputs (employees) to create outputs.

As part of the transaction, the former owners of MICOA continued to administer and 100% reinsure all policies outstanding as of the acquisition date. The Company did not issue any new insurance policies since the acquisition and all premiums, reinsurance recoverables, and policy reserves related to the 100% reinsured business. For ceded reinsurance transactions, the Company remained liable in the event the reinsuring company was unable to meet its obligations under the reinsurance agreement. Further, the reinsurer was required to maintain accreditation from all applicable state insurance regulators so the Company may obtain full credit for the reinsurance agreement. If the reinsurer was unable to meet this obligation, they were required to compensate the Company so that the Company could take full credit for the reinsurance. As of December 31, 2021, the Company had determined there was a remote probability the reinsurer would fail to meet its obligations and any allowance would be immaterial. The policy reserves of $18,573 outstanding on January 1, 2023 represented the benefits and claims reserves ceded as part of the acquisition. There were no earned and ceded premiums and claims incurred and ceded included on the consolidated statement of operations for the year ended December 31, 2023. With the sale of FOXO Life Insurance Company on February 3, 2023, $18,573 of policy reserves were transferred to the new owners at closing.

Statutory Net Loss

FOXO Life Insurance Company was required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Arkansas Insurance Department. Statutory accounting practices primarily differ from U.S. GAAP in that policy acquisition costs are to be expensed as incurred, future policy benefit liabilities are to be established using different actuarial assumptions, and the accounting for investments in certain assets and deferred taxes are stated on a different basis. FOXO Life Insurance Company did not issue any policies after the acquisition. Additionally, MICOA did not issue any policies in 2021 before the acquisition and its policies were separately 100% reinsured by the seller, Security National Life Insurance Company. The operations of FOXO Life Insurance Company are included in the Company’s consolidated financial statements from the acquisition date to the February 3, 2023, the date of sale, in accordance with U.S. GAAP. FOXO Life Insurance Company had a statutory net loss of de minimus for the year ended December 31, 2023.

The following table provides information about deferred annuity contracts for the year ended December 31, 2023:

2023
Balance at beginning of the period	$4,327,333
Deposits received	27,153
Interest credited	-
Withdrawals	(82,107)
Transfers to new owners upon sale of business	(4,272,379)
Balance at end of period	$-

Note 17 INCOME TAXES

The provision for income taxes for the years ended December 31, 2024 and 2023 consisted of the following:

	2024	2023
Federal
Current	$-	$-
Deferred	-	-
State and Local		-
Current	-
Deferred	-	-
Benefit from income taxes	$-	$-

A reconciliation of income taxes at the statutory federal income tax rate to the effective income tax rate for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023
Statutory U.S. tax rate	21.0%	21.0%
State taxes, net of federal benefit	(0.2)	5.6
Other	-	0.1
Nondeductible expenses	(8.5)	(4.4)
Valuation allowance change	(12.7)	(22.3)
Effective tax rate	-%	-%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the net deferred tax assets at December 31, 2024 and 2023 were as follows:

	2024	2023
Deferred tax assets:
Accrued compensation	$635,417	$481,699
Net operating loss carryforwards	27,417,231	22,872,779
Capitalized software	670,064	682,170
Share-based compensation	2,720,443	-
Property and equipment	-	12,448
Issuance fees on convertible debentures	-	2,969,660
Gross deferred tax assets	31,443,155	27,018,756
Valuation allowance	(29,855,250)	(27,008,613)
Total deferred tax assets	1,587,905	10,143
Deferred tax liabilities:
Intangible assets	(1,492,782)	-
Fixed assets	(23,846)	-
Prepaid expenses	(71,277)	(10,143)
Deferred tax liabilities	(1,587,905)	(10,143)
Net deferred tax assets	$-	$-

As of December 31, 2024 and 2023, the Company recorded a full valuation allowance to offset its deferred tax assets as the Company believes it is not more likely than not that the deferred tax assets will be fully realizable. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance as of December 31, 2024 and 2023.

As of December 31, 2024, the Company had accumulated federal losses for tax purposes of approximately $102.6 million, which can be offset against future taxable income. Of this federal net loss carryforward, $1.6 million will begin to expire in 2036 and $101.0 million may be carried forward indefinitely. As of December 31, 2024, the Company had net accumulated state losses for tax purposes of $86.1 million, some of which will begin to expire in 2033. Sections 382 and 383 of the Internal Revenue Code, and similar state regulations, contain provisions that may limit the loss carryforwards available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period, the amount of the loss carryforwards that the Company may utilize in any one year may be limited. An analysis of the potential limitation has not been completed.

Note 18 BUSINESS SEGMENTS

During the years ended December 31, 2024 and 2023, the Company managed and classified its business into two reportable business segments: (i) Healthcare and (ii) Labs and Life

●	Healthcare - The Company’s healthcare segment began with the acquisition of Myrtle on June 14, 2024 and includes RCHI, which was acquired on September 10, 2024. Each of these acquisitions is more fully discussed in Note 5. Myrtle offers behavioral health services, primarily substance use disorder treatments and services that are provided on either an inpatient, residential basis or an outpatient basis. RCHI’s hospital, BSF, has 25 inpatient beds, and a 24/7 emergency department and provides ancillary services, including laboratory, radiology, respiratory and pharmacy services. BSF is designated as a Critical Access Hospital (rural) hospital.

●	Labs and Life - The Company’s Labs and Life segment is commercializing proprietary epigenetic biomarker technology to be used for underwriting risk classification in the global life insurance industry. The Company’s innovative biomarker technology enables the adoption of new saliva-based health and wellness biomarker solutions for underwriting and risk assessment. The Company’s research demonstrates that epigenetic biomarkers, collected from saliva, provide measures of individual health and wellness for the factors used in life insurance underwriting traditionally obtained through blood and urine specimens. On February 3, 2023, the Company sold FOXO Life Insurance Company as more fully discussed in Note 16.

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

With the acquisition of Myrtle on June 14, 2024, the Chief Operating Decision Maker (“CODM”) has begun to consider segment assets when making decisions and allocating resources. Assets by segment as of December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023

Healthcare	$41,399,346	$-
Labs and Life	26,646	408,039
Corporate and other	282,079	317,614
Total assets	$41,708,071	$725,653

Summarized below is information about the Company’s operations for the years ended December 31, 2024 and 2023 by business segment:

	Revenues		Earnings (Losses)
	2024	2023	2024	2023
Healthcare	$4,018,961	$-	$(1,699,092)	$-
Labs and Life (a)	32,640	145,291	(1,141,305)	(3,794,114)
	4,051,601		(2,840,397)	(3,794,114)
Corporate and other (b)	-	-	(5,655,652)	(21,592,743)
Interest expense	-	-	(3,910,340)	(1,063,679)
Total	$4,051,601	$145,291	$(12,406,389)	$(26,450,536)

(a)	For 2023, Labs and Life losses include $1.3 million for the write off of supplies.
(b)	For 2024, Corporate and other includes amortization of consulting fees paid in common stock of $0.5 million, impairment charge of $1.8 million, loss from extinguishments of debt of $0.4 million and other expense of $0.3 million. For 2023, Corporate and other include stock-based compensation, including amortization of consulting fees paid in stock, of $2.6 million, depreciation and amortization expense of $1.3 million, impairment charges of $2.6 million, change in fair value of warrant liability of $0.3 million and loss from PIK Note Amendment and 2022 Debenture Release of $3.5 million. See Notes 5, 6, 7, 9 and 11 for additional information.

Note 19 COMMITMENTS AND CONTINGENCIES

The Company accrues costs associated with certain contingencies, including, but not limited to, settlement of legal proceedings, regulatory compliance matters and self-insurance exposures when such costs are probable and reasonably estimable. In addition, the Company records legal fees in defense of asserted litigation and regulatory matters as such legal fees are incurred. To the extent it is probable that the Company is able to recover losses and legal fees related to contingencies, it records such recoveries concurrently with the accrual of the related loss or legal fees. Significant management judgment is required to estimate the amounts of such contingent liabilities. In the Company’s determination of the probability and ability to estimate contingent liabilities, it considers the following: litigation exposure based on currently available information, consultations with external legal counsel and other pertinent facts and circumstances regarding the contingency. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved; and such changes are recorded in the consolidated statements of operations during the period of the change and appropriately reflected in the consolidated balance sheets.

Legal Proceedings

Smithline Family Trust II vs. FOXO Technologies Inc. and Jon Sabes

On November 18, 2022, Smithline filed a complaint against the Company and Jon Sabes, the Company’s former Chief Executive Officer and a former member of the Company’s board of directors, in the Supreme Court of the State of New York, County of New York.

On November 7, 2023, Smithline and the Company and its subsidiaries entered into the Settlement Agreement, pursuant to which the parties agreed to resolve and settle all disputes and potential claims which exist or may exist among them, including without limitation those claims asserted in the Action, as more specifically set forth in, and subject to the terms and conditions of, the Settlement Agreement. Upon the execution of the Settlement Agreement, the parties agreed to jointly dismiss the legal action without prejudice.

On May 28, 2024, the Company, entered into an Exchange Agreement, as amended, with Smithline pursuant to which Smithline exchanged the Assumed Warrant to purchase up to 312,500 shares, as adjusted, of the Company’s Common Stock terminating on February 23, 2025, for the right to receive up to 13,087,514 shares of the Company’s Class A Common Stock (the “Rights Shares”), subject to a 4.99% beneficial ownership limitation and issued without any restrictive legends. Upon the execution of the Exchange Agreement and receipt of all of the Rights Shares, the Assumed Warrant, and all associated rights thereunder will be terminated. The Assumed Warrant is more fully discussed in Note 13. As of December 31, 2024, the Company has issued 3,238,973 Rights Shares to Smithline. Although Smithline has continued to convert debt to equity under the Exchange Agreement and has reduced the liability from $2.3 million to $1.4 million at December 31, 2024, the Company is currently in default of the Settlement Agreement that terminated on February 23, 2025. The parties have mutually agreed to continue to operate under the terms of the Settlement Agreement without a written amendment and extension. The Company has issued an additional 3,285,025 Rights Shares to Smithline in the quarter ending March 31, 2025 for a further reduction of $588,898 of the balance owed under the Settlement Agreement. At March 31, 2025 the balance remaining to be paid under the Settlement Agreement is $780,620.

Former CEO Severance

The Company has disclosed in previous financial filings that the Board of Directors had yet to complete its review into whether Mr Jon Sabes, a former CEO of the Company was terminated with or without cause on November 14, 2022 and that accordingly, the Company had to make a determination on its obligations under the former CEO’s employment agreement.

The Board of Directors has now completed a review of this matter in the last quarter of 2024 and upon examination of the history and various documents and records, determined that Mr Sabes was unequivocally terminated for cause on November 14, 2022, meaning the Company has no further obligation to Mr Sabes.

On November 20, 2024, the Company received a letter from counsel for Mr Jon Sabes, the former Chief Executive Officer and director, demanding payment of certain compensation and benefits. Regardless that the Company has now determined that termination of Mr Sabes employment on November 14, 2022 was for cause and that no obligation to Mr Sabes remains, the Company has, because of this demand, retained certain liabilities of severance pay and stock-based compensation in the financial records until the matter has been resolved in full. The Company does not believe the demand received on November 20, 2024 has any merit and will vigorously dispute any claim for payment.

Disputed Severance Policy

A proposed severance policy was drafted in early 2023 with an effective date of January 9, 2023. However, neither the Company’s board of directors nor its remuneration committee approved the policy. If adopted the policy would have applied to all exempt level vice presidents and above employees across various departments. It provided for a six-month salary pay out if the employee, while in good standing, was involuntarily separated from the Company. If the policy were valid, five former employees would have met the guidelines to receive the severance aggregating approximately $0.5 million in severance payments. The Company understands that in breach of fiduciary duty and outside of required approvals from the Board of Directors, certain offers were made by an officer of the Company to a number of employees of the Company. The Company has received demands from employees requesting payment of severance they believed to be owed but which agreements were not authorized or valid. The Company believes that all obligations related to employees’ separation from the Company have been paid and/or fully satisfied and will vigorously defend any claim for payment that might arise.

SEC Investigation

On March 3, 2023, the Company received a document request from the SEC indicating that the SEC was conducting an investigation regarding the Company and sought documents concerning (1) Jon Sabes’ termination as CEO, (2) Jon Sabes’ resignation from the Company’s board of directors, and (3) Steven Sabes’ termination as COO, and voluntarily responded to the SEC’s request.

On July 9, 2024, the Company received a letter from the SEC has concluded the investigation and, based on the information it had as of that date, it does not intend to recommend an enforcement action against the Company.

Illumina Judgment

On June 21, 2024, Hennepin County District Court granted Illumina, Inc.’s Motion for Summary Judgment in the amount of $0.8 million against the Company. The Company recorded this liability at December 31, 2024 and has recently engaged in communication with counsel for Illumina to explore the opportunity to complete a judgment settlement agreement with terms acceptable to both parties and which would facilitate the settlement of this judgment over time. There is no guarantee that discussions will result in an agreement between the parties.

Senior PIK Notes

In July 2024, John Nash and Mitchell Kersch, two holders of promissory notes, which we refer to as Senior PIK Notes, filed legal actions against the Company for approximately $0.8 million and $0.4 million respectively. On January 22, 2025, all Senior PIK Notes were exchanged to Series B Preferred Stock of the Company on agreement by the majority of the Senior PIK Note holders in October 2024. At March 31, 2025, the Company has been successful in having the court vacate the Nash and Kersch judgment efforts and having both complaints dismissed by the court.

The Company is also party to various other legal proceedings, for legacy debts of the Company, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business, and the Company may in the future be subject to additional legal proceedings and disputes.

Note 20 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The supplemental cash flow information for the year ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
	2024	2023
Non-cash investing and financing activities:
2022 Debenture Release	$-	$2,180,217
PIK Note Amendment	$-	$1,339,392
Deemed dividends from Exchange Offer	$-	$2,466,343
Series A Preferred Stock issued to RHI in exchange for RCHI Note payable	$21,000,000	$-
Series A Preferred Stock issued in exchange for Senior Notes Payable	$2,464,000	$-
Series D Preferred Stock issued to KR8 for purchase of intangible asset and other amounts owed under KR8 Agreement and Services Agreement	$3,117,371	$-
Series D Preferred Stock issued to MSK under Shares for Services Agreement	$1,311,700	$-
Class A Common Stock issued to KR8 for purchase of intangible asset under KR8 Agreement	$419,629	$-
Purchase of Myrtle, net of cash acquired	$494,243	$-
Purchase of RCHI, net of cash acquired	$21,992,428	$-
Deemed dividends from preferred stock and triggers of down round provisions and extension of Assumed Warrants	$1,073,993	$912,491
Preferred stock dividends – undeclared	$81,326	$-
Warrants issuable for finder’s fees	$61,915	$-
Class A Common Stock issued for legal settlement	$902,790	$-
Class A Common Stock issued/issuable in connection with debt financings	$1,467,434	$-
Common stock issuable to finder for financial and strategic advisory services	$165,000	$-
Common stock issuable to finder in lieu of warrants and cash finder’s fees	$150,884	$-
Class A Common Stock issued for corporate development and advisory agreements	$546,000	$-
Class A Common Stock issued for Myrtle acquisition	$235,435	$-
Promissory note issued to RHI for Myrtle acquisition	$264,565	$-
RCHI Note issued to RHI for RCHI acquisition	$22,000,000	$-
New RCHI Note issued to RHI	$1,000,000	$-

Note 21 SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying consolidated financial statements.

Amendment No. 1 to the Senior PIK Notes

On September 20, 2022, the Company issued the Senior PIK Notes, which are more fully discussed in Note 10. Section 22 of the Senior PIK Notes states that no provision of the Senior PIK Notes can be waived, modified, supplemented or amended except in a written instrument signed - in the case of an amendment - by the Company and 50.01% of the holders of the Senior PIK Notes based on the Aggregate Original Principal Amount (as defined in the Senior PIK Notes).

As noted in Note 10, the Senior PIK Notes were in default and the Company did not have the financial ability to correct this default. To resolve the default of the Senior PIK Notes the Company asked the Senior PIK Note holders to consider certain amendments to their notes. On October 18, 2024, the Company received the approval of over 50.01% of the holders of the Senior PIK Notes based on the Aggregate Original Principal Amount to enter into the PIK Notes Amendment No. 1. Pursuant to the PIK Notes Amendment No. 1, the Senior PIK Notes would be automatically exchanged into shares of the Company’s Series B Preferred Stock effective as of 5:00 pm Eastern time on the second business day after the date on which the Company’s stockholders approve the conversion of the Series B Preferred Stock into shares of the Company’s Class A Common Stock in accordance with the continued listing rules of the NYSE American. The Senior PIK Notes (not including accrued and unpaid Interest (as defined in the Senior PIK Notes) which was waived as part of the automatic exchange) would be automatically exchange into a number of shares of Series B Preferred Stock equal to the Original Principal Amount (as defined in the Senior PIK Notes) divided by the Stated Value ($1,000) of Series B Preferred Stock (the “Automatic Exchange”). Upon the Automatic Exchange, all Senior PIK Notes (including all accrued and unpaid interest) (which total value was $5.3 million at December 31, 2024) would be exchanged into Series B Preferred Stock, cancelled and satisfied in full. No shares of Series B Preferred Stock will be convertible into Class A Common Stock prior to the one-year anniversary of the date of issuance. Each share of Series B Preferred Stock will have one vote. On January 17, 2025, a shareholder of the Company acted by way of non-unanimous majority written consent action (in lieu of a special meeting of stockholders) to approve the Automatic Exchange. Effective on January 22, 2025, pursuant to the PIK Notes Amendment No. 1, the Automatic Exchange was completed and an aggregate of 3,457.5 shares of Series B Preferred Stock were issued to the holders of Senior PIK Notes and the Senior PIK Notes were cancelled and satisfied in full. The Series B Preferred Stock is also discussed in Note 13.

Amendment No. 1 to KR8 Termination Agreement

As discussed in Note 11, on December 6, 2024, the Company entered into the “KR8 Termination Agreement with KR8 pursuant to which 3,000 shares of the Company’s Series D Preferred Stock with a stated value of $1,000 per share were issued to KR8 as full and final satisfaction of amounts owed to KR8 and the KR8 Agreement was terminated. Effective December 6, 2024, the Company and KR8 entered into Amendment No. 1 to the KR8 Termination Agreement, which clarifies that the KR8 Termination Agreement did not terminate the use of the Licensor Products under the KR8 Agreement. Certain rights of the License agreement were retained and assigned to the Company’s wholly owned subsidiary, Foxo Labs, Inc., that will develop and operate the business associated with epigenetics. The KR8 Agreement is more fully discussed in Note 11.

Exchanges of Various ClearThink Promissory Notes

On January 3, 2025, the Company issued 324,750 shares of its Class A Common Stock in exchange for its promissory note in the principal amount of $75,000 issued to ClearThink on January 3, 2024. The January 3, 2024 note is more fully discussed in Note 10. On January 10, 2025, the Company entered into an Exchange Agreement with ClearThink pursuant to which $200,000 owing under the ClearThink January 30, 2024 promissory note was exchanged for 773,215 shares of the Company’s Class A Common Stock and on January 27, 2025, the Company entered into an Exchange Agreement with ClearThink pursuant to which an additional $250,000 owing under the note was exchanged for 966,520 shares of the Company’s Class A Common Stock.

LGH Note Balance Conversion

On January 15, 2025. The Company issued 43,333 shares of its Class A Common Stock in exchange for the balance of its promissory note issued to LGH Investments on April 3, 2024.

Conversion of 1800 Diagonal July 22, 2024 Promissory Note

As more fully discussed in Note 10, on July 22, 2024, the Company issued to 1800 Diagonal a promissory note dated July 22, 2024 in the principal amount of $168,728. In January 2025, the Company issued 1,186,493 shares of its Class A Common Stock upon conversion in full of the outstanding principal balance and accrued interest totaling $173,228.

Smithline Settlement Share Issuances

The Company continues to issue shares to Smithline under their settlement agreement which is fully described in Note 19. The Company issued 1,191,025 Class A Common Stock in January 2025, 753,500 Class A Common Stock in February 2025 and 1,340,500 Class A Common Stock in March 2025 for a $588,898 reduction of their liability. The balance remaining to be paid at March 31, 2025 is $780,620.

J. H. Darbie Finders Fees

As fully described in Note 13, the Company pays certain fees to J.H. Darbie in shares of its Class A Common Stock. The Company issued 212,858 shares of Class A Common Stock in January 2025 as settlement of various fees owed to J.H. Darbie.

Western Note Payable Amended and Restated

In February 2025, the Western Note Payable, which is presented in Note 10, was sold to a new holder and it was amended and restated. Per the terms of the amendment and restatement, the principal balance of the note, which includes previously accrued interest expense, is $1.1 million, the maturity date is February 26, 2026 and the note is convertible into shares of the Company’s Class A Common Stock at a conversion price equal to 90% of the average VWAP for the five trading days prior to conversion.

Conversions of Series A Preferred Stock

During February 2025, the Company issued 1,460,149 shares of its Class A Common Stock to institutional investors upon conversions of 308 shares of their Series A Preferred Stock with stated values totaling $308,000.

On April 12, 2025 the Company issued 375 shares of their Series A Preferred Stock to institutional investors in return for $325,000 of cash received by the Company.

Issuance of Series C Preferred Stock

On December 27, 2024 FirstFire Capital acquired 120 Series C Preferred Stock for $100,000 and in doing so on January 17, 2025 exchanged 100 Series B Preferred Stock for 150 Series C Preferred Stock.

On February 28, 2025 an investor purchased 60 Series C Preferred Stock for $50,000 and in doing so exchanged 50 Series B Preferred Stock for 75 Series C Preferred Stock.

Convertible Note Offering

On February 27, 2025, the Company’s Board of Directors approved a convertible promissory note offering of up to $1.5 million of convertible promissory notes (a “Note” or, together, the “Notes”) to be issued to investors under Rule 506(b) of Regulation D promulgated by the SEC (the “Note Offering”). Each Note will carry a 9.09% original issuance discount as well as a one-time interest charge of 10% on the date of issuance. Each Note will mature nine months from issuance and each note and accrued interest are convertible into shares of the Company’s Common Stock at $0.20, subject to adjustments.

Three notes were issued on February 27, March 4, and March 7, 2025 under this agreement totaling $302,500 and 250,000 commitment shares of the Company’s Class A Common Stock were issued pursuant to these issuances.

Convertible Promissory Notes with ClearThink

On January 28, 2025, the Company issued to ClearThink a convertible promissory note in the principal amount of $121,000 and 62,500 commitment shares of the Company’s Class A Common Stock were issued pursuant to this issuance.

Convertible Promissory Notes with 1800 Diagonal

On January 21, 2025, the Company issued to 1800 Diagonal a convertible promissory note in the principal amount of $168,728.

On February 24, 2025, the Company issued to 1800 Diagonal a convertible promissory note in the principal amount of $112,746.

Convertible Promissory Notes with Jefferson Street Capital LLC

On January 7, 2025, the Company entered into a Securities Purchase Agreement with Jefferson Street Capital LLC (“JSC”) pursuant to which the Company agreed to issue to JSC convertible promissory notes in the principal amount of up to $1,650,000 and up to a total number of shares of the Company’s Class A Common Stock as a commitment fee equal to 10% of the purchase price of each of the notes divided by the average VWAP of the Common Stock during the five Trading Days (as defined in the notes) prior to the issuance date of the respective notes. The per share conversion price into which principal and interest under each note is convertible into shares of the Company’s Class A Common Stock equals the higher of (i) $0.01 or (ii) the 90% of the lowest daily VWAP on any trading day during the five trading days prior to the respective conversion date. On January 7, 2025, the Company issued to JSC a convertible promissory note in the principal amount of $291,500 and 86,959 commitment shares of the Company’s Class A Common Stock were issued pursuant to this issuance. On March 6, 2025, the Company issued to JSC a convertible promissory note in the principal amount of $147,015 and 1,000,000 commitment shares of the Company’s Class A Common Stock were issued pursuant to this issuance.

