Form 10-Q
period 2025-03-31
FOXO TECHNOLOGIES INC.
filed 2025-05-20
CIK 1812360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-39783

FOXO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Delaware	85-1050265
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

477 South Rosemary Avenue Suite 224 West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

(612) 800-0059

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Class A Common Stock, par value $0.0001	FOXO	NYSE American

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

As of May 16, 2025, there were 6,609,643 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) of the registrant issued and outstanding.

FOXO TECHNOLOGIES INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q, or this Report, and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, without limitation, statements regarding estimates and forecasts of financial and performance metrics, projections of market opportunity and market share, potential benefits and the commercial attractiveness to its customers of our products and services, the potential success of our marketing and expansion strategies, realization of the value of other aspects of our business identified in this Report, as well as other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.

Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Part I., Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2025.

Unless expressly indicated or the context requires otherwise, the terms “FOXO,” the “Company,” “we,” “us” or “our” in this Quarterly Report refer to FOXO Technologies Inc., a Delaware corporation, and, where appropriate, its subsidiaries.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOXO technologies inc. and subsidiaries

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024

Assets
Current assets
Cash and cash equivalents	$16,907	$68,268
Accounts receivable, net	2,654,901	2,270,957
Supplies	188,387	161,466
Prepaid expenses	188,866	291,011
Other current assets	145,630	89,564
Total current assets	3,194,691	2,881,266
Property and equipment, net	328,030	364,481
Intangible assets, net	9,011,897	9,015,556
Goodwill	25,463,948	25,463,948
Right-of-use assets	3,879,886	3,982,820
Total assets	$41,878,452	$41,708,071

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,315,741	$6,677,281
Accrued expenses	13,101,897	13,521,416
Notes payable	2,945,950	7,279,724
Related parties’ notes payable	2,587,513	2,671,924
Related parties’ payables and accrued expenses	1,841,883	1,941,385
Other loans	467,458	268,257
Right-of-use lease obligations	397,223	367,474
Total current liabilities	28,657,665	32,727,461
Warrant liabilities	9,652	41,246
Right-of-use lease obligations, non-current	3,558,289	3,667,553
Total liabilities	32,225,606	36,436,260
Commitments and contingencies (Note 14)
Stockholders’ equity
Series A Preferred Stock, $0.0001 par value and $1,000 stated value per share; 35,000 shares authorized, 22,232 and 22,540 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2	2
Series B Preferred Stock, $0.0001 par value and $1,000 stated value per share; 7,500 shares authorized, 3,308 and 0 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	-	-
Series C Preferred Stock, $0.0001 par value and $1,000 stated value per share; 5,000 shares authorized, 405 and 120 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	-	-
Series D Preferred Stock, $0.0001 par value and $1,000 stated value per share; 10,000 shares authorized, 4,312 and 4,312 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1	1
Class A Common Stock, $0.0001 par value, 500,000,000 shares authorized, 3,423,457 and 2,356,044 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	343	236
Additional paid-in capital	201,038,441	195,864,580
Accumulated deficit	(191,329,650)	(190,541,067)
Total FOXO stockholders’ equity	9,709,137	5,323,752
Noncontrolling interest	(56,291)	(51,941)
Total stockholders’ equity	9,652,846	5,271,811
Total liabilities and stockholders’ equity	$41,878,452	$41,708,071

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Foxo Technologies INc. and subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2025	2024
Net revenues	$3,169,920	$7,180
Operating expenses:
Direct costs of revenue	1,903,936	-
Research and development	30,000	165,360
Management contingent share plan	18,878	32,551
Selling, general and administrative	2,764,086	987,937
Total operating expenses	4,716,900	1,185,848
Loss from operations	(1,546,980)	(1,178,668)
Change in fair value of warrant liabilities	31,594	9,090
Interest expense	(889,792)	(301,912)
Gain from extinguishment of Senior PIK Notes	1,863,834	-
Other non-operating expense, net	(79,464)	(32,500)
Total non-operating income (expense), net	926,172	(325,322)
Loss before income taxes	(620,808)	(1,503,990)
Provision for income taxes	-	-
Net loss, including noncontrolling interest	(620,808)	(1,503,990)
Noncontrolling interest	4,350	-
Net loss attributable to FOXO	(616,458)	(1,503,990)
Deemed dividends from the issuances of preferred stock and the triggers of down round provisions and extension of Assumed Warrants	(172,125)	(656,164)
Net loss to common stockholders	(788,583)	(2,160,154)
Preferred stock dividends – undeclared	(314,909)	-
Net loss to common stockholders, net of preferred stock dividends – undeclared	$(1,103,492)	$(2,160,154)
Net loss per share of Class A Common Stock, basic and diluted	$(0.37)	$(2.42)

Weighted average number of shares of Class A Common Stock, basic and diluted	2,998,849	891,753

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

FOXO TECHNOLOGIES INC. and subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred		Class A Common		Additional		Total FOXO		Total
	Stock		Stock		Paid-	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	In-Capital	Deficit	Equity	Interest	Equity

Balance, December 31, 2024	26,972	$3	2,356,044	$236	$195,864,580	$(190,541,067)	$5,323,752	$(51,941)	$5,271,811
Net loss to common stockholders	-	-	-	-	-	(788,583)	(788,583)	-	(788,583)
Noncontrolling interest	-	-	-	-	-	-	-	(4,350)	(4,350)
Stock-based compensation	-	-	-	-	27,716	-	27,716	-	27,716
Common stock issued for conversions of Series A Preferred Stock	(308)	-	146,015	15	(15)	-	-	-	-
Issuances of Series B Preferred Stock in exchange for Senior PIK Notes, net of finder’s fees	3,457	-	-	-	3,282,500	-	3,282,500	-	3,282,500
Issuance of Series C Preferred Stock for cash investment, net of finder’s fees	60	-	-	-	44,825	-	44,825	-	44,825
Exchanges of Series B Preferred Stock for Series C Preferred Stock	75	-	-	-	-	-	-	-	-
Common stock issued for conversions and exchanges of notes payable	-	-	432,431	43	828,431	-	828,474	-	828,474
Common stock issued under terms of notes payable	-	-	61,196	6	38,244	-	38,250	-	38,250
Common stock issuable under terms of notes payable	-	-	-	-	68,225	-	68,225	-	68,225
Common stock issued and issuable for finder’s fees	-	-	22,873	2	141,188	-	141,190	-	141,190
Shares issued under Corporate Development and Advisory Agreement	-	-	76,395	8	(8)	-	-	-	-
Common stock issued for legal settlement	-	-	328,503	33	570,630	-	570,663	-	570,663
Deemed dividends from issuances of preferred stock and triggers of down round provisions of Assumed Warrants	-	-	-	-	172,125	-	172,125	-	172,125
Balance, March 31, 2025	30,256	$3	3,423,457	$343	$201,038,441	$(191,329,650)	$9,709,137	$(56,291)	$9,652,846

	Preferred Stock		Common Stock (Class A)		Additional Paid-	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	In-Capital	Deficit	Interest	Total

Balance, December 31, 2023	-	$-	764,603	$76	$162,960,400	$(177,060,285)	$-	$(14,099,809)
Net loss to common stockholders	-	-	-	-	-	(2,160,154)	-	(2,160,154)
Stock-based compensation	-	-	(67)	-	102,533	-	-	102,533
Common Stock issued to KR8 under License Agreement	-	-	130,000	13	378,027	-	-	378,040
Common Stock issued under Corporate Development and Advisory Agreement	-	-	45,000	5	152,995	-	-	153,000
Common Stock issued to MSK under Shares for Services Agreement	-	-	51,103	5	46	-	-	51
Common Stock Issued to employee	-	-	5,321	1	15,693	-	-	15,694
Warrants issued for finder’s fee	-	-	-	-	17,147	-	-	17,147
Deemed dividends from trigger of down round provisions and extension of Assumed Warrants	-	-	-	-	656,164	-	-	656,164
Balance, March 31, 2024	-	$-	995,960	$100	$164,283,005	$(179,220,439)	$-	$(14,937,334)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

FOXO TECHNOLOGIES INC. and subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss, including noncontrolling interest	$(620,808)	$(1,503,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	143,044	260,324
Gain from extinguishment of Senior PIK Notes	(1,863,834)	-
Equity-based compensation, net of forfeitures	27,716	118,222
Amortization of consulting fees paid in common stock	96,904	25,500
Change in fair value of warrants	(31,594)	(8,091)
Senior PIK Notes interest	70,593	258,263
Amortization of debt discounts and debt issuance costs	353,157	32,575
Non-cash interest expense on right-of-use lease obligations	220,486	-
Non-cash interest on other loans	141,000	-
Changes in operating assets and liabilities:
Accounts receivable	(383,944)	-
Supplies	(26,921)	-
Prepaid expenses	5,241	58,574
Other current assets	(56,066)	5,132
Accounts payable	638,460	982,533
Accrued and other liabilities, including related parties’ payables	239,476	(635,344)
Other liabilities	9,500	-
Right-of-use lease obligations	(300,001)	-
Net cash used in operating activities	(1,337,591)	(406,302)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash from investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of notes payable, net of issuance costs	965,000	370,720
Proceeds from other loans	279,000	-
Borrowings under note payable to RHI	274,026	-
Payments on notes payable	(46,322)	-
Payments on other loans	(230,299)	-
Proceeds from issuance of Series C Preferred Stock, net of issuance costs	44,825	-
Net cash provided by financing activities	1,286,230	370,720
Net change in cash and cash equivalents	(51,361)	(35,582)
Cash and cash equivalents at beginning of period	68,268	38,116
Cash and cash equivalents at end of period	$16,907	$2,534

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

The Company’s history of losses requires management to critically assess its ability to continue operating as a going concern. For the three months ended March 31, 2025 and 2024, the Company incurred a net loss to common stockholders of $0.8 million and $2.2 million, respectively. As of March 31, 2025, the Company had a working capital deficit of $25.5 million. Cash used in operating activities for the three months ended March 31, 2025 and 2024 was $1.3 million and $0.4 million, respectively. As of March 31, 2025, the Company had $16,907 available cash and cash equivalents.

The Company’s ability to continue as a going concern is dependent on generating revenue, raising additional equity or debt capital, reducing losses and improving future cash flows. The Company will continue ongoing capital-raising initiatives and has demonstrated previous success in raising capital to support its operations, including equity, principally preferred stock, and debt financings.

See Note 9 for information on promissory notes issued and outstanding during the three months ended March 31, 2025, Note 12 for information on preferred stock and common stock issued and outstanding during the three months ended March 31, 2025 and Note 16 for financing transactions entered into subsequent to March 31, 2025.

On September 20, 2022, the Company issued to certain investors 15% Senior Promissory Notes (the “Senior PIK Notes”) in an aggregate principal amount of $3.5 million, each with a maturity date of April 1, 2024 (the “Maturity Date”). The Senior PIK Notes are more fully discussed in Note 9. Pursuant to the terms of the Senior PIK Notes, commencing on November 1, 2023, and on each one-month anniversary thereof, the Company was required to pay the holders of the Senior PIK Notes an equal amount until their outstanding principal balance had been paid in full on the Maturity Date, or, if earlier, upon acceleration or prepayment of the Senior PIK Notes in accordance with their terms. The Company failed to make the payments due on November 1, 2023 and on each one-month anniversary thereof, which constituted an event of default under the Senior PIK Notes.

On October 18, 2024, the Company entered into Amendment No. 1 to the Senior PIK Notes (the “PIK Notes Amendment No. 1”). Under the PIK Notes Amendment No.1, which was approved by the Company’s shareholders effective January 17, 2025, on January 22, 2025, the Senior PIK Notes were automatically exchanged for 3,457.5 shares of the Company’s newly designated Series B Cumulative Convertible Redeemable Preferred Stock (the “Series B Preferred Stock”) with a stated value of $1,000 per share. The Company recorded a gain from the extinguishment from the Senior PIK Notes of $1.9 million as a result of the exchange. The exchange and the Series B Preferred Stock are more fully discussed in Notes 9 and 12.

While the transactions discussed above have improved the Company’s capital structure, until such time as it is able to generate positive cash flows from operations, it will need to obtain external sources of financing to fund its operations. There can be no assurances that such sources of financing will be available, or if available at all, on favorable terms. As such, until additional equity or debt capital is secured and the Company begins generating sufficient revenue and operating cash flows, there is substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the issuance of these unaudited condensed consolidated financial statements. If the Company is unable to fund its operations, it will be required to evaluate further alternatives, which could include further curtailing or suspending its operations, selling the Company, dissolving and liquidating its assets or seeking protection under bankruptcy laws. A determination to take any of these actions could occur at a time that is earlier than when the Company would otherwise exhaust its cash resources.

These unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements as filed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s consolidated financial position as of March 31, 2025, and the results of its operations and changes in stockholders’ equity (deficit) for the three months ended March 31, 2025 and 2024 and its cash flows for the three months ended March 31, 2025 and 2024. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2025 may not be indicative of results for the year ending December 31, 2025.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Regulation S-X of the SEC. The unaudited condensed consolidated financial statements include the accounts of FOXO and its wholly-owned and majority-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

COMPREHENSIVE LOSS

During the three months ended March 31, 2025 and 2024, comprehensive loss was equal to the net loss to common stockholders amounts presented in the unaudited condensed consolidated statements of operations.

RECLASSIFICATIONS

The purchase of the intangible asset under the KR8 Agreement, which is defined and discussed in Note 10, was previously reflected as a use of cash in the investing activities section of the cash flow statement with the corresponding accrued liability reflected in the operating activities section of the cash flow statement for the three months ended March 31, 2024. This amount has been reclassified to the supplemental cash flow information presented in Note 15. The following table presents the effects of the reclassification for the three months ended March 31, 2024:

	Three Months Ended
	March 31, 2024
	As Previously Presented	Adjusted	As Revised
Net cash provided by (used in) operating activities	$1,715,788	$(2,122,090)	$(406,302)
Net cash used in investing activities	(2,122,090)	2,122,090	-
Net change in cash	$(406,302)	$-	$(406,302)

Non-cash related party payable for purchase of intangible asset	$-	$2,122,090	$2,122,090

REVERSE STOCK SPLIT

On April 17, 2025, the Company’s board of directors (pursuant to a previously-obtained shareholder approval) approved an amendment to its Second Amended and Restated Certificate of Incorporation, as amended (the “Charter Amendment”), to implement a 1-for-10 reverse stock split, such that every 10 shares of Common Stock will be combined into one issued and outstanding share of Common Stock, with no change in the $0.0001 par value per share (the “Reverse Stock Split”).

The Reverse Stock Split was effective at 4:01 p.m., Eastern Time, on April 28, 2025. Trading reopened on April 29, 2025, which is when our Class A Common Stock began trading on a post reverse stock split basis.

All share information included in these financial statements has been reflected as if the Reverse Stock Split occurred as of the earliest period presented.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions, third-party evaluations, and various other assumptions that management believes are reasonable under the circumstances. Significant estimates and assumptions include the estimates of fair values of assets acquired and liabilities assumed in business combinations, contractual allowances and doubtful account reserves, long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, the valuations of goodwill, intangible assets, equity and derivative instruments, deemed dividends, litigation and related reserves, among others. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized and would impact future results of operations and cash flows. All revisions to accounting estimates are recognized in the period in which the estimates are revised. A description of each critical estimate is incorporated within the discussion of the related accounting policies which follow.

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

IMPAIRMENT OF GOODWILL, INTANGIBLE ASSETS AND CLOUD COMPUTING ARRANGEMENTS

The Company reviews its goodwill and intangible assets to determine potential impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability is measured by comparing the carrying amount of the asset group with the future undiscounted cash flows the assets are expected to generate. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. If such assets are considered impaired, an impairment loss is measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets. At March 31, 2025 and December 31, 2024, the Company had intangible assets and goodwill resulting from the acquisitions of Myrtle and RCHI, which more fully discussed in Note 5. No impairments of intangible assets and goodwill were recorded in the three months ended March 31, 2025 and 2024.

LEASES

We account for leases in accordance with Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires leases with durations greater than 12 months to be recognized on the balance sheet. We lease facilities under operating leases with a subsidiary of RHI, a related party. For operating leases with terms greater than 12 months, we record the related right-of-use assets and right-of-use obligations at the present value of lease payments over the term. We do not separate lease and non-lease components of contracts. Our operating leases are more fully discussed in Note 11.

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

Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). As of March 31, 2025 and December 31, 2024, $2.0 million and $2.1 million, respectively, of Medicare cost report settlement reserves were recorded in accrued expenses on the unaudited condensed consolidated balance sheets, as presented in Note 8.

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

The Company has recorded minor amounts of revenues from its Labs and Life segment during the three months ended March 31, 2025 and 2024. The Labs and Life segment’s revenues consist of royalties based on the Company’s epigenetic biomarker research, agents’ commissions earned on the sale, servicing and placement of life insurance policies, and epigenetic testing services sold primarily to research organizations. Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company applies judgment in determining the customer’s ability and intention to pay based on a variety of factors including the customer’s historical payment experience.

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

During the three months ended March 31, 2025, estimated contractual allowances and implicit price concessions of $17.5 million have been recorded as reductions to revenues and accounts receivable balances to enable the Company to record its revenues and accounts receivable at the estimated amounts it expects to collect. As required by Topic 606, after deducting estimated contractual allowances and implicit price concessions from the healthcare segment’s revenues for the three months ended March 31, 2025, the Company recorded healthcare net revenues of $3.2 million. Myrtle and SCCH were acquired on June 14, 2024 and September 10, 2024, respectively, thus no revenues were recorded related to the healthcare segment in the three months ended March 31, 2024. The Company continues to review the provisions for contractual allowances and implicit price concessions. See Note 6.

EQUITY-BASED COMPENSATION

In 2022, we offered equity-based compensation to employees and non-employees in the form of stock options and restricted stock. We measure and recognize all equity-based payments to employees, service providers and board members at fair value. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the consolidated statements of operations based on the estimated fair value of those awards on the grant date or reporting date, if required to be remeasured, and amortized on a straight-line basis over the requisite service period. We recognize forfeitures as incurred. We utilize a Black-Scholes valuation model to estimate the fair value of stock options and this model requires the input of assumptions, including the exercise price, volatility, expected term, discount rate, and the fair value of the underlying membership or stock on the date of grant. These inputs are provided at the grant date for an equity classified award and each measurement date for a liability classified award. Equity-based compensation awards are considered granted (i) when there is a mutual understanding of key terms, (ii) we are contingently obligated to issue the options, and (iii) the option holder begins to benefit or be adversely impacted by changes in our stock price. This primarily occurs at the time the stock option agreements are executed. The fair value of each stock option is estimated using a Black-Scholes valuation model while considering the respective rights of each type of stockholder. We did not grant stock options during the three months ended March 31, 2025 and 2024 however, we had forfeitures during the three months ended March 31, 2024. We also had forfeitures of restricted stock awards during the three months ended March 31, 2024.

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

The Company has not provided income tax benefits for the losses that it incurred in the three months ended March 31, 2025 and 2024. The Company incurred a pre-tax loss for the year ended December 31, 2024. In addition, the Company believes that its available net operating loss carryforwards would offset future taxable income, in any, for the year ended December 31, 2025. Therefore, its effective tax rates were zero for the periods presented and it has provided a full valuation allowance for its net deferred tax assets.

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

BUSINESS COMBINATIONS

The Company follows the guidance in ASC 805, Business Combinations for determining the appropriate accounting treatment for business acquisitions. Under ASC 805, the assets acquired, and liabilities assumed are recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The excess of the purchase prices over the aggregate fair value of the tangible assets acquired and liabilities assumed is treated as goodwill in accordance with ASC 805. During the measurement period or until valuation studies are completed, the provisional amounts used for the purchase price allocation are subject to adjustments for a period not to exceed one year from the date of acquisition. Acquisition costs are expensed as incurred. The Company has completed the valuation studies for the purchases of Myrtle and RCHI. The accounting for the acquisitions of Myrtle and RCHI are presented in Note 5.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires enhanced annual disclosures for specific categories in the rate reconciliation and income taxes paid disaggregated by federal, state and foreign taxes. ASU 2023-09 is effective for public business entities for annual periods beginning on January 1, 2025. The Company adopted ASU 2023-09 effective January 1, 2025 and will apply a retrospective approach to all prior periods presented in its annual financial statements. The Company does not expect the adoption of this new standard to have a material effect on its disclosures in its annual financial statements.

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

Note 4 NET LOSS PER SHARE

The Company excluded the effect of the 333 and 1,500 shares related to the Management Contingent Share Plan outstanding and not vested as of March 31, 2025 and 2024, respectively, from the computation of basic and diluted net loss per share for the three months ended March 31, 2025 and 2024, as the conditions to trigger the vesting of the such shares had not been satisfied as of March 31, 2025 and 2024. The Management Contingent Share Plan is more fully described in Note 14 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024.

The following table sets forth the calculation of basic and diluted loss per share for the periods presented based on the weighted average number of shares of the Company’s Class A Common Stock outstanding during the three months ended March 31, 2025 and 2024:

	2025	2024
Net loss attributable to FOXO	$(616,458)	$(1,503,990)
Deemed dividends from the issuances of preferred stock and the triggers of down round provisions and extension of Assumed Warrants	(172,125)	(656,164)
Net loss to common stockholders	(788,583)	(2,160,154)
Preferred stock dividends – undeclared	(314,909)	-
Net loss to common stockholders, net of preferred stock dividends – undeclared	$(1,103,492)	$(2,160,154)
Basic and diluted weighted average number of shares of Class A Common Stock	2,998,849	891,753
Basic and diluted net loss per share available to Class A Common Stock	$(0.37)	$(2.42)

The following Class A Common Stock equivalents of the Company have been excluded from the computation of diluted net loss per common share as the effect would be antidilutive and reduce the net loss per share of Class A Common Stock:

	March 31, 2025	March 31, 2024
Preferred stock	23,429,639	-
Public and private warrants	103,788	103,788
Assumed Warrants	-	331,523
Convertible notes payable	2,466,440	-
Finder’s warrants	-	7,450
Stock options	10,476	11,313
Total antidilutive shares	26,010,343	454,074

At March 31, 2025, in addition to the common stock equivalents listed in the table above, the Company has agreed to issue: (i) up to 656,352 additional shares of its Class A Common Stock under the terms of a legal settlement as more fully discussed in Notes 14 and 16, (ii) an aggregate of 50,910 shares of its Class A Common Stock under the terms of outstanding notes payable, which are discussed in Note 9, and (iii) 123,711 shares of its Class A Common Stock for finder’s fees, which are discussed in Notes 9 and 12. See Note 16 regarding the Company’s Class A Common Stock and common stock equivalents issued and issuable subsequent to March 31, 2025.

Note 5 ACQUISITIONS AND STOCK EXCHANGE AGREEMENTS

On June 10, 2024, the Company entered into two stock exchange agreements, each with RHI.

Acquisition of Myrtle Under First Stock Exchange Agreement

The first agreement, as supplemented (the “Myrtle Agreement”), provided for RHI to exchange all of its equity interest in Myrtle for $0.5 million, payable in a combination of shares of the Company’s Class A Common Stock and a note payable. The closing occurred effective on June 14, 2024. The Company recorded a non-interest bearing note payable due on demand to RHI in the amount of $0.3 million and it paid the remaining purchase price of $0.2 million by issuing 102,363 shares of its Class A Common Stock to RHI on July 17, 2024. The number of shares of the Company’s Class A Common Stock issuable to RHI was determined by dividing $0.2 million by the volume weighted average price of the Company’s Class A Common Stock on the day prior to closing, which was $2.30 per share. In addition to the $0.3 million promissory note issued to RHI for a portion of the purchase price of Myrtle, Myrtle issued a promissory note payable to RHI dated June 13, 2024, in the original principal amount of $1.6 million, which represented the amount owed to RHI by Myrtle at the time of the sale of Myrtle to the Company. The $0.3 million note and the $1.6 million note are more fully discussed in Note 9.

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

Acquisition of RCHI and Its Subsidiary SCCH Under the Second Stock Exchange Agreement with RHI, as Amended and Restated

The second agreement with RHI, also dated June 10, 2024, (the “RCHI Agreement”) provided for the RHI to exchange all of the outstanding shares of its subsidiary RCHI, including SCCH, for 20,000 shares of the Company’s then to be authorized Series A Cumulative Convertible Redeemable Preferred Stock (“the Series A Preferred Stock”). Closing of the RCHI Agreement was subject to a number of conditions. On September 10, 2024, the parties to the RCHI Agreement entered into an Amended and Restated Securities Exchange Agreement (the “RCHI SEA”), which revised the consideration payable to RHI from shares of FOXO Series A Preferred Stock to $100. In addition, RCHI issued to RHI a senior secured note in the principal amount of $22.0 million (subject to adjustment as described below) (the “RCHI Note”). The RCHI Note had a maturity date of September 10, 2026 and accrued interest on any outstanding principal amount at the rate of 8% per annum for the first six months, increasing to 12% per annum thereafter and accrued at 20% per annum in the event of certain defaults as described in the agreement. After maturity, interest accrued at a rate of 20% per annum. The RCHI Note required principal repayments equal to 10% of the free cash flow (net cash from operations less capital expenditures) from RCHI and SCCH. In the event that FOXO, at any time after June 30, 2024 and during the twelve months thereafter, enters into any agreement or settlement agreement with any pre-existing holder of debt or other liability owed by FOXO in excess of $5.0 million (cumulative) then the consideration payable shall increase on a dollar for dollar basis for the aggregate settlement amount above $5.0 million.

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

On December 5, 2024, the Company and RCHI entered into an Exchange Agreement (the “Exchange Agreement”) with RHI. Pursuant to the Exchange Agreement, $21.0 million of the principal balance of the RCHI Note was exchanged for 21,000 shares of the Company’s Series A Preferred Stock with a stated value of $21.0 million. The Company’s Series A Preferred Stock is more fully discussed in Note 12. Upon the closing of the Exchange Agreement, RCHI executed a new senior secured promissory note payable to RHI (the “New RCHI Note”) in the principal amount of $1.0 million. Promissory notes are presented in Note 9.

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

Appointment of Members of the Board of Directors, Chief Executive Officer and Chairman of the Board of Directors

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

Lease Agreements Between Myrtle and RHI and SCCH and RHI

Myrtle entered into a lease agreement with a subsidiary of RHI under which Myrtle agreed to lease facilities at BSF’s campus beginning June 14, 2024. The lease is for a term of one year with five annual options to renew for an additional year with an initial monthly base rental amount of $35,000 and annual rent increases equal to the greater of 3% and the consumer price index.

On June 1, 2024, SCCH entered into a “triple net” lease agreement with a subsidiary of RHI under which SCCH agreed to lease the BSF hospital facilities. The lease is for a term of one year with five annual options to renew for an additional year with an initial monthly base rental amount of $65,000 and annual rent increases equal to the greater of 3% and the consumer price index.

These leases are accounted for as right-of-use assets and liabilities as more fully discussed in Note 11.

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

The following table shows the allocations of the purchase prices of Myrtle and RCHI to the identifiable assets acquired and liabilities assumed on their respective acquisition dates:

	Myrtle	RCHI
Total purchase price	$500,000	$22,000,100

Tangible and Intangible assets acquired, and liabilities assumed at fair value:
Cash	$5,757	$7,572
Accounts receivable, net	284,445	2,540,440
Supplies	-	201,734
Prepaid expenses	-	127,936
Property and equipment, net	221,045	176,109
Intangible assets	495,400	8,528,082
Right-of-use lease assets	-	2,693,046
Accounts payable	(708,381)	(3,081,467)
Accrued expenses	(98,731)	(8,941,433)
Right-of-use lease liabilities	-	(2,692,946)
Note payable	(1,610,671)	(623,832)
Other loan	-	(525,319)
Noncontrolling interest	37,366	-

Assets acquired, net of liabilities assumed	$(1,373,770)	$(1,590,078)
Goodwill	$1,873,770	$23,590,178

In addition to the purchase prices listed above, the Company incurred acquisition costs consisting of $5,000 in legal fees for each of the acquisitions. These fees were expensed during the year ended December 31, 2024.

The following presents the unaudited pro-forma combined results of operations of the Company, Myrtle and RCHI as if the acquisitions of Myrtle and RCHI occurred on January 1, 2024.

Three Months Ended
March 31,
2024
Net revenues	$3,383,457

Net loss, attributable to FOXO	$(2,148,791)
Deemed dividends	(656,164)
Net loss to common stockholders	(2,804,955)
Preferred stock dividends - undeclared	(262,500)
Net loss to common stockholders, net of preferred stock dividends - undeclared	$(3,067,455)

Net loss per share:
Basic and diluted net loss per share available to Class A Common Stock	$(3.09)
Basic and diluted weighted average number of shares of Class A Common Stock	994,116

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions of Myrtle and RCHI been completed as of January 1, 2024 or to project potential operating results as of any future date or for any future periods.

Note 6 ACCOUNTS RECEIVABLE, NET

Accounts receivable at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Accounts receivable, gross	$15,739,334	$12,200,256
Less:
Allowance for contractual obligations	(12,044,229)	(8,967,362)
Allowance for doubtful accounts	(1,040,204)	(961,937)
Accounts receivable, net	$2,654,901	$2,270,957

Note 7 INTANGIBLE ASSETS, NET AND GOODWILL

The components of intangible assets, net at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Tradenames	$1,582,734	$1,582,734
Licenses and permits	7,396,848	7,396,848
Customer relationships	43,900	43,900
Epigenetic APP	-	-
Less: accumulated amortization	(11,585)	(7,926)
Intangible assets, net	$9,011,897	$9,015,556

The tradenames, licenses and permits and customer relationships intangible assets resulted from the acquisitions of Myrtle and RCHI, which are more fully discussed in Note 5. The tradenames and licenses and permits assets have indefinite lives and the customer relationships is being amortized over three years.

The Company recognized amortization expense on its intangible assets of $3,659 and $257,674 in the three months ended March 31, 2025 and 2024, respectively. Included in the amortization expense in the three ended March 31, 2024 was $0.2 million of expense for an Epigenetic APP that was acquired from Kr8 ai Inc., a Nevada corporation controlled by one of the Company’s directors and the current interim CFO (“KR8”), as more fully discussed in Note 10 and $49,341 for a methylation pipeline asset. During the year ended December 31, 2024, the Company recorded an impairment loss of $1.6 million for the Epigenetic APP and an impairment loss of $0.2 million for its methylation pipeline asset as the timeline for projected cash flows could no longer support these assets. The Company continues to believe that its Epigenetic APP asset will play a valuable part in its Epigenetic business but needs to make further investment for this asset to generate sales. Without certainty on the timeframe, the Company believed that it was appropriate to impair the value of the asset in its records in the year ended December 31, 2024.

Goodwill

Goodwill was $25.5 million and $25.5 million as of March 31, 2025 and December 31, 2024, respectively. The goodwill resulted from the acquisitions of Myrtle and RCHI, which are more fully discussed in Note 5.

Note 8 ACCRUED EXPENSES

At March 31, 2025 and December 31, 2024, accrued expenses consisted of the following:

	March 31,	December 31,
	2025	2024
Accrued payroll and related liabilities	$6,433,094	$6,024,516
Accrued severance	2,174,035	2,174,035
Accrued interest	328,029	651,664
Accrued legal expenses and settlements	786,294	1,356,957
Medicare cost report settlement reserves	1,990,937	2,147,581
Other accrued expenses	1,389,508	1,166,663
Accrued expenses	$13,101,897	$13,521,416

Included in accrued payroll and related liabilities totaling $6.4 million and $6.0 million at March 31, 2025 and December 31, 2024, respectively, was approximately $5.4 million and $5.2 million, respectively, for past due payroll taxes and associated penalties and interest.

Related parties’ payables and accrued expenses are presented in Note 10.

Note 9 DEBT

At March 31, 2025 and December 31, 2024, debt consisted of the following:

	March 31, 2025	December 31, 2024

Notes payable – third parties	$2,587,513	$7,279,724
Notes payable – related parties	2,945,950	2,671,924
Other loans	467,458	268,257
Total debt	6,000,921	10,219,905
Less current portion of debt	(6,000,921)	(10,219,905)
Total debt, net of current portion	$-	$-

Notes Payable – Third Parties

At March 31, 2025 and December 31, 2024 notes payable with third parties consisted of the following:

	March 31, 2025	December 31, 2024

Senior PIK Notes in the aggregate principal amount of $0 and $3,457,500, including interest of $0 and $1,793,241 at March 31, 2025 and December 31, 2024, respectively	$-	$5,250,741
Silverback/Western Note Payable	972,357	623,832
ClearThink Notes in the aggregate principal amount of $861,750 and $1,166,750 net of unamortized discounts of $233,904 and $257,290 at March 31, 2025 and December 31, 2024, respectively	627,846	909,460
LGH notes payable in the aggregate principal amount of $220,000 and $222,000, net of unamortized discounts of $84,804 and $126,511 at March 31, 2025 and December 31, 2024, respectively	135,196	95,489
IG notes payable in the aggregate principal amount of $230,000 and $120,000, net of unamortized discounts of $91,200 and $68,739 at March 31, 2025 and December 31, 2024, respectively	138,800	51,267
1800 Diagonal notes payable in the aggregate principal amount of $345,130 and $264,308, net of unamortized discounts of $111,470 and $57,672 at March 31, 2025 and December 31, 2024, respectively	233,660	206,636
Red Road note payable in the principal amount of $44,698 and $91,019, net of unamortized discounts of $24,208 and $35,556 at March 31, 2025 and December 31, 2024, respectively	20,490	55,463
Lucas Ventures notes payable in the aggregate principal amount of $275,000 and $220,000, net of unamortized discounts of $113,585 and $133,164 at March 31, 2025 and December 31, 2024, respectively	161,415	86,836
JSC notes payable in the aggregate principal amount of $425,150 and $0, net of unamortized discounts of $164,570 and $0 at March 31, 2025 and December 31, 2024, respectively	260,580	-
Vista Capital note payable in the principal amount of $55,000 and $0, net of unamortized discounts of $17,831 and $0 at March 31, 2025 and December 31, 2024, respectively	37,169	-
Total third-party notes payable	2,587,513	7,279,724
Less current portion of third-party notes payable	(2,587,513)	(7,279,724)
Total third-party notes payable, net of current portion	$-	$-

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

As noted, as of December 31, 2024, the Senior PIK Notes were in default and the Company did not have the financial ability to correct this default. To resolve the default of the Senior PIK Notes and transition the Senior PIK Note from debt to equity, the Company asked the Senior PIK Note holders to consider certain amendments to their Notes. On October 18, 2024, the Company received the approval of over 50.01% of the holders of the Senior PIK Notes based on the Aggregate Original Principal Amount (as defined in the Senior PIK Notes) to enter into the 2024 PIK Notes Amendment, under which the Senior PIK Notes would be exchanged for the Company’s Series B Preferred Stock. Under the 2024 PIK Notes Amendment, the Senior PIK Notes (not including accrued and unpaid Interest (as defined in the Senior PIK Notes) which was waived as part of the automatic exchange) were automatically exchanged into a number of shares of Series B Preferred Stock equal to the Original Principal Amount (as defined in the Senior PIK Notes) divided by the Stated Value ($1,000) of Series B Preferred Stock, or 3,457.5 shares of Series B Preferred Stock Upon the automatic exchange, all Senior PIK Notes (including all accrued and unpaid interest) (which total value was $5.4 million on the date of the exchange) were exchanged into Series B Preferred Stock, cancelled and satisfied in full. The Series B Preferred Stock is more fully discussed in Note 12.

As a result of the automatic exchange, during the three months ended March 31, 2025, the Company recorded a gain from extinguishment of Senior PIK Notes of $1.9 million, which represented the accrued and unpaid interest, which was waived per the terms of the automatic exchange. During the three months ended March 31, 2025 and 2024, the Company recognized $0.1 million and $0.3 million, respectively, of contractual interest expense on the Senior PIK Notes.

Silverback/Western Note Payable

The Company assumed a promissory note payable to Western Healthcare, LLC (the “Western Note Payable”) that was owed by SCCH at the time of the acquisition of RCHI. The acquisition is discussed in Note 5. As of December 31, 2024, the principal balance owed was $0.6 million. The note bore interest at a default rate of 18% per annum and payments consisting of principal and interest were due no later than August 30, 2022. SCCH did not make all of the monthly installments due under the note and it was past due.

In February 2025, the Western Note Payable was sold to a new holder, Silverback Capital Corporation (“Silverback”) and it was amended and restated. Per the terms of the amendment and restatement, the principal balance of the note, which includes previously accrued interest expense, was $1.1 million, and the maturity date is February 26, 2026. The non-interest bearing note is convertible into shares of the Company’s Class A Common Stock at a conversion price equal to 90% of the average VWAP for the five trading days prior to conversion, which was $1.308 per share on March 31, 2025. During the three months ended March 31, 2025, $108,000 of principal balance of the note was converted into 100,000 shares of the Company’s Class A Common Stock.

Notes Payable to ClearThink Capital Partners, LLC

During the year ended December 31, 2024, the Company issued six promissory notes to ClearThink Capital Partners, LLC (“ClearThink”). On January 3, 2024, the Company issued ClearThink a promissory note in the principal amount of $75,000. The note was issued with a $25,000 original issue discount and matured on January 3, 2025. On January 3, 2025, the note was exchanged for 32,475 shares of the Company’s Class A Common Stock.

On January 30, 2024, the Company issued ClearThink a promissory note in the principal amount of up to $0.8 million, of which $0.6 million was issued. The note was issued with a $0.2 million original issue discount and matured on January 30, 2025. In January 2025, $450,000 principal balance of the note was exchanged for 176,974 shares of the Company’s Class A Common Stock, leaving a principal balance on March 31, 2025 of $162,000 and accrued interest of $76,355.

On May 15, 2024, the Company issued ClearThink a promissory note in the principal amount of $0.3 million. The note was issued with a $0.1 million original issue discount and 20,000 shares of the Company’s Class A Common Stock as an inducement valued at $58,000 and the note matured on August 14, 2024. On August 16, 2024, the May 15, 2024 note was extended until September 30, 2024. Under the August 16, 2024 extension, the Company issued ClearThink 10,000 shares of its Class A Common Stock valued at $16,300, increased the principal amount of the note by $50,000 and applied an annual interest rate of 22% back to the original date of the investment. On October 11, 2024, the May 15, 2024 note was extended for a second time to November 30, 2024. Under the terms of the second extension, the Company issued to ClearThink an additional 20,000 shares of its Class A Common stock valued at $34,800. On several dates during the fourth quarter of 2024, the entire principal balance of the May 15, 2024 note and associated accrued interest totaling $0.4 million was converted into 130,582 shares of the Company’s Class A Common Stock.

On August 16, 2024, the Company issued ClearThink a promissory note in the principal amount of $39,750, which matured on November 16, 2024 and is in default and has not yet been repaid by the Company. The note was issued with a $13,250 original issue discount.

On November 20, 2024 and December 31, 2024, the Company issued ClearThink promissory notes each in the principal amount of $220,000 and each with a $20,000 original issue discount. The November 20, 2024 note, which matures on August 20, 2025, was issued with 12,500 inducement shares of the Company’s Class A Common Stock valued at $82,500 and per the terms of the December 31, 2024 note, which matures on September 30, 2025, 12,500 inducement shares valued at $36,375 are issuable as of March 31, 2025.

During the three months ended March 31, 2025, the Company issued two additional promissory notes to Clear Think. On January 28, 2025 and March 7, 2025, the Company issued ClearThink promissory notes each in the principal amount of $110,000 and each with a $10,000 original issue discount. Per the terms of the January 28, 2025 note, which matures on October 28, 2025, 6,250 inducement shares of the Company’s Class A Common Stock valued at $15,375 are issuable as of March 31, 2025. and per the terms of the March 7, 2025 note, which matures on December 7, 2025, 10,000 inducement shares valued at $16,000 are issuable as of March 31, 2025.

The January 30, 2024 and August 16, 2024 notes have interest rates of 12% per annum (22 – 24% per annum after the occurrence of an Event of Default, as defined in the notes). The January 3, 2024 note had an interest rate of 22% per annum as a result of the payment default and the May 15, 2024 note originally did not bear interest but as amended had an interest rate of 22% per annum as discussed above. The November 20, 2024, December 31, 2024, January 28, 2025 and March 7, 2025 notes each bore a one-time 10% interest charge upon issuance, which was recorded as additional debt discount, and upon an event of default, as that term is defined in the notes, the outstanding balances will be increased to 125% of the principal amount outstanding and a penalty of $500 per day shall accrue. Ten percent of all future purchase notices from the Strata Purchase Agreement with ClearThink, which is more fully discussed in Note 12, must be directed toward repayment of the ClearThink notes until they are paid in full. As a result of anti-dilution provisions in the notes, the November 20, 2024, December 31, 2024, January 28, 2025 and March 7, 2025 notes are each convertible into shares of the Company’s Class A Common Stock at a conversion price equal to the higher of $1.00 per share and a 10% discount to the lowest volume weighted average price of the Company’s Class A Common Stock for the five days prior to conversion, which price was $1.191 per share on March 31, 2025.

During the three months ended March 31, 2025 and 2024, the Company received net cash proceeds from the ClearThink notes of $200,000 and $370,720, respectively, and the Company recorded interest expense of $142,732 and $42,197 respectively, including amortization of debt discounts of $125,361 and $32,575 respectively. As a result of the issuances of ClearThink notes, the Company incurred finder’s fees due in cash, common stock warrants and common stock pursuant to finder’s fee agreements, which are more fully discussed below. During the three months ended March 31, 2025 and 2024, the Company recorded approximately $28,000 and $34,562 of finder’s fees, respectively, as debt discounts on the issuances of ClearThink notes.

Securities Purchase Agreements Dated April 28, 2024 and November 15, 2024 with LGH Investments

On April 28, 2024, the Company entered into a Securities Purchase Agreement with LGH Investments, LLC, a Wyoming limited liability company (“LGH”), pursuant to which the Company issued to LGH a convertible promissory note in the principal amount of $110,000 and received cash proceeds of $100,000 and it issued 20,000 shares of its Class A Common Stock as inducement shares to LGH. The note was convertible into shares of the Company’s Class A Common Stock at a conversion price of $3.00 per share. The note, which matured on January 27, 2025 was issued with a 10% original issue discount and a one-time 10% interest charge of $11,000. The value of the 20,000 inducement shares that the Company issued to LGH in April 2024 per the terms of the note of $56,600, was recorded as additional debt discount. In addition, the Company recorded finder’s fees consisting of cash and the fair value of warrants issuable to the finder under the Finder’s Fee Agreement in effect at the time of $14,000 as additional debt discounts. In November 2024, $108,000 of principal balance of the note was converted into 36,000 shares of the Company’s Class A Common Stock leaving a principal balance of $2,000 and $11,000 of accrued interest at December 31, 2024. On January 15, 2025, the remaining principal balance of the note and accrued interest was converted into 4,333 shares of the Company’s Class A Common Stock.

On November 15, 2024, the Company entered into a second Securities Purchase Agreement with LGH pursuant to which the Company issued to LGH a second convertible promissory note in the principal amount of $220,000 and received cash proceeds of $200,000 and the Company issued 12,500 shares of its Class A Common Stock as inducement shares to LGH. The note, which matures on August 14, 2025, was issued with a 10% original issue discount and a one-time 10% interest charge of $22,000. The value of the 12,500 inducement shares of $83,500, was recorded as additional debt discount. In addition, the Company recorded finder’s fees of $28,000 in connection with the note payable in cash and common stock as additional debt discount.

During the three months ended March 31, 2025, the Company recorded $41,707 of amortization of debt discount as interest expense on the November 15, 2024 LGH note. As a result of the anti-dilution provisions of the November 15, 2024 note, it is convertible into shares of the Company’s Class A Common Stock at a conversion price equal to the higher of $1.00 per share and a 10% discount to the lowest volume weighted average price of the Company’s Class A Common Stock for the five days prior to conversion, which price was $1.191 per share on March 31, 2025.

Securities Purchase Agreements Dated April 30, 2024, December 24, 2024 and March 4, 2025 with IG Holdings, Inc.

On April 30, 2024, the Company entered into a Securities Purchase Agreement with IG Holdings, Inc., an Arizona corporation (“IG”), pursuant to which the Company issued IG a promissory note in the principal amount of $150,000 and received cash proceeds of $100,000 and the Company issued 10,000 shares of its Class A Common Stock valued at $27,900 as inducement shares to IG. The IG note payable was issued with a $50,000 original issue discount. Interest accrued at the rate of 22% per annum, among other penalties, upon an event of default and the note was convertible upon an event of default. The IG note payable, which initially matured three-months from the closing date was extended on August 16, 2024 to a maturity date of September 30, 2024. Under the terms of the amendment, the Company issued IG 5,000 shares of its Class A Common Stock valued at $8,150, it increased the principal amount of the note by $25,000 and it applied an annual interest rate of 22% back to the original date of the investment. The value of the 10,000 inducement shares that were issued to IG per the original terms of the note and the 5,000 shares of the Company’s Class A Common Stock that were issuable per the terms of the amendment to extend the maturity date to September 30, 2024 were recorded as additional debt discount. In addition, the Company recorded the cash and the fair value of the warrants issuable to the finder under the finder’s fee agreement discussed below, of $14,000, as additional debt discount. During November 2024, the full $175,000 principal balance of the note and the $20,000 of accrued interest were converted into 41,500 shares of the Company’s Class A Common Stock.

On December 24, 2024, the Company entered into a second Securities Purchase Agreement with IG pursuant to which the Company issued to IG a second convertible promissory note in the principal amount of $120,000 and received cash proceeds of $100,000 and it issued 10,000 shares of its Class A Common Stock as inducement shares to IG. The note, which matures on September 23, 2025, was issued with a 10% original issue discount and a one-time 10% interest charge of $12,000. The value of the 10,000 inducement shares of $24,800 was recorded as additional debt discount. In addition, the Company recorded finder’s fees of $14,000 payable in shares of the Company’s common stock as additional debt discount.

On March 4, 2025, the Company entered into a third Securities Purchase Agreement with IG pursuant to which the Company issued to IG a third convertible promissory note in the principal amount of $110,000 and received cash proceeds of $100,000. Per the terms of the note, 10,000 shares of the Company’s Class A Common Stock are issuable as inducement shares. The note, which matures on December 4, 2025, was issued with a $20,000 original issue discount and a one-time 10% interest charge of $11,000. The value of the 10,000 inducement shares that are issuable of $15,700 was recorded as additional debt discount. In addition, the Company recorded finder’s fees of $14,000 payable in shares of the Company’s Class A Common Stock as additional debt discount.

During the three months ended March 31, 2025, $28,233 of amortization of debt discount was recorded as interest expense on the IG notes. As a result of the anti-dilution provisions of the December 24, 2024 and March 4, 2025 notes, they are each convertible into shares of the Company’s Class A Common Stock at a conversion price equal to the higher of $1.00 per share and a 10% discount to the lowest volume weighted average price of the Company’s Class A Common Stock for the five days prior to conversion, which price was $1.191 per share on March 31, 2025.

1800 Diagonal Lending LLC Notes Payable Dated July 22, 2024 and Security Purchase Agreements Dated November 18, 2024, January 21, 2025 and February 24, 2025

On July 22, 2024, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC (“1800 Diagonal”) pursuant to which the Company issued to 1800 Diagonal a promissory note dated July 22, 2024 in the principal amount of $168,728, which included a one-time interest amount of $18,078 (12% of the original principal amount of $150,650) that was recorded as a debt discount, and it received cash of $131,000 and it paid legal fees of $6,000. The note was issued with a $19,650 original issue discount and matures on May 22, 2025. The note was convertible into shares of the Company’s common stock, but only in the Event of a Default. Upon an Event of Default, 150% of the amount owed would be immediately due and payable and the note bears interest at a rate of 22% per annum upon an Event of Default. Repayment of the 1800 Diagonal Note was due in five monthly payments. The first monthly payment was due on January 22, 2025 in the amount of $84,364 and the four subsequent monthly payments of $21,091 each were due. In January 2025, the Company issued 118,649 shares of its Class A Common Stock upon conversion in full of the outstanding principal balance and accrued interest totaling $173,228.

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

On November 18, 2024, the Company issued to 1800 Diagonal a promissory note in the principal amount of $95,580, with an original issue discount of $14,580 plus a one-time interest amount of $11,470 (12% of the original principal amount of $95,580) that was recorded as additional debt discount. The Company received cash proceeds of $81,000 and it paid legal fees of $6,000. In addition, the Company recorded finder’s fees of $8,100 payable in shares of the Company’s common stock as additional debt discount. The note matures on September 15, 2025. Repayment of the 1800 Diagonal note is due in five monthly payments. The first monthly payment is due on May 15, 2025 in the amount of $53,525 and the four subsequent monthly payments due are $13,381 each. The note may be prepaid anytime within the first 180 days of issuance at a discounted rate of 97% of the outstanding balance. The note is convertible into shares of the Company’s Class A common stock, but only in the Event of a Default. Upon an Event of Default, 150% of the amount owed will be immediately due and payable and the note bears interest at a rate of 22% per annum upon an Event of Default.

On January 21, 2025, the Company issued to 1800 Diagonal a promissory note in the principal amount of $150,650, with an original issue discount of $19,650, plus a one-time interest amount of $18,078 $ (12% of the original principal amount of $150,650) that was recorded as additional debt discount. The Company received cash proceeds of $131,000 and it paid legal fees of $6,000. In addition, the Company recorded finder’s fees of $18,340 payable in shares of the Company’s Class A common stock as additional debt discount. The note matures on November 30, 2025. Repayment of the 1800 Diagonal note is due in five monthly payments. The first monthly payment is due on July 30, 2025 in the amount of $84,364 and the four subsequent monthly payments due are $21,091 each. The note may be prepaid anytime within the first 180 days of issuance at a discounted rate of 97% of the outstanding balance. The note is convertible into shares of the Company’s Class A common stock, but only in the Event of a Default. Upon an Event of Default, 150% of all amounts owed will be immediately due and payable and the note bears interest at a rate of 22% per annum upon an Event of Default.

On February 24, 2025, the Company issued to 1800 Diagonal a promissory note in the principal amount of $98,900, with an original issue discount of $12,900, plus a one-time interest amount of $13,846 (14% of the original principal amount of $98,900) that was recorded as additional debt discount. The Company received cash proceeds of $86,000 and it paid legal fees of $6,000. In addition, the Company recorded finder’s fees of $12,040 payable in shares of the Company’s common stock as additional debt discount. The note matures on November 30, 2025. Repayment of the 1800 Diagonal note is due in nine monthly payments of $12,527 beginning on March 30, 2025. Upon an Event of Default, 150% of all amounts owed will be immediately due and payable and the note bears interest at a rate of 22% per annum upon an Event of Default.

During the three months ended March 31, 2025, interest expense on the 1800 Diagonal notes, including amortization of the debt discounts, totaled $57,556.

Securities Purchase Agreement with Red Road Holdings Corporation Dated October 7, 2024

On October 7, 2024, pursuant to a Securities Purchase Agreement, the Company issued a promissory note to Red Road Holdings Corporation (“Red Road”) in the principal amount of $121,900, and a one-time interest amount of $17,066 (14% of the original principal amount of $121,900), which was recorded as additional debt discount, and the Company received cash of $106,000 and paid legal fees of $6,000. The note was issued with a $15,900 original issue discount and it matures on July 15, 2025. In addition, the Company recorded finder’s fees of $12,190 payable in shares of the Company’s common stock as additional debt discount. The note is convertible into shares of the Company’s Class A common stock, but only in the Event of a Default. Upon an Event of Default, 150% of the amount owed will be immediately due and payable and the note bears interest at a rate of 22% per annum upon an Event of Default. Repayment of the Red Road note is due in nine monthly payments of $15,441 each beginning on November 14, 2024. During the three months ended March 31, 2025, $46,322 of principal was paid and $11,347 of amortization of debt discount was recorded as interest expense on the Red Road note.

Securities Purchases Agreements with Lucas Ventures Dated November 18, 2024 and February 14, 2025

On November 18, 2024, the Company entered into a Securities Purchase Agreement with Lucas Ventures LLC, (“Lucas Ventures”) pursuant to which the Company issued to Lucas Ventures a convertible promissory note in the principal amount of $220,000 and received cash proceeds of $200,000 and it agreed to issue 12,500 shares of its Class A Common Stock as inducement shares to Lucas Ventures. The note, which matures on August 18, 2025, was issued with a 10% original issue discount and a one-time 10% interest charge of $22,000. The value of the 12,500 inducement shares of $88,750 was recorded as an additional debt discount. In addition, the Company recorded finder’s fees of $28,000 in connection with the note consisting of cash and common stock as additional debt discount. During the three months ended March 31, 2025, amortization of debt discount of $43,900 was recorded as interest expense on the note. On February 14, 2025, the Company entered into a second Securities Purchase Agreement with Lucas Ventures pursuant to which the Company issued to Lucas Ventures a convertible promissory note in the principal amount of $55,000 and received cash proceeds of $50,000 and it issued 5,000 shares of its Class A Common Stock as inducement shares to Lucas Ventures. The note, which matures on November 14, 2025, was issued with a 10% original issue discount and a one-time 10% interest charge of $5,500. The value of the 5,000 inducement shares of $11,750 was recorded as an additional debt discount. In addition, the Company recorded finder’s fees of $7,000 payable in shares of the Company’s Class A Common Stock, as additional debt discount. During the three months ended March 31, 2025, $4,929 of amortization of debt discount was recorded as interest expense on the note. As a result of the anti-dilution provisions, the November 18, 2924 and February 14, 2025 notes are convertible into shares of the Company’s Class A Common Stock at a conversion price equal to the higher of $1.00 per share and a 10% discount to the lowest volume weighted average price of the Company’s Class A Common Stock for the five days prior to conversion, which price was $1.191 per share on March 31, 2025.

Convertible Promissory Notes with Jefferson Street Capital LLC Under January 7, 2025 Securities Purchase Agreements

On January 7, 2025, the Company entered into a Securities Purchase Agreement with Jefferson Street Capital LLC (“JSC”) pursuant to which the Company agreed to issue to JSC convertible promissory notes in the principal amount of up to $1,650,000 and up to a total number of shares of the Company’s Class A Common Stock as a commitment fee equal to 10% of the purchase price of each of the notes divided by the average VWAP of the Class A Common Stock during the five Trading Days (as defined in the notes) prior to the issuance date of the respective notes. The per share conversion price into which principal and interest under each note is convertible into shares of the Company’s Class A Common Stock equals the higher of (i) $1.00 or (ii) the 90% of the lowest daily VWAP on any trading day during the five trading days prior to the respective conversion date.

Pursuant to the Securities Purchase Agreement discussed above, on January 7, 2025, the Company issued to JSC a convertible promissory note in the principal amount of $291,500 and 8,696 commitment shares of the Company’s Class A Common Stock valued at $26,500. The Company received $265,000 in cash from the issuance and paid issuance fees of $20,000. The note was issued with a $26,500 original issue discount and a one-time interest amount of $29,150 (10% of the original principal amount of $291,500), which was recorded as additional debt discount. The note matures on January 7, 2026. The Company recorded finder’s fees of $37,100 payable in shares of the Company’s common stock as additional debt discount.

Pursuant to the Securities Purchase Agreement discussed above, on March 6, 2025, the Company issued to JSC a second convertible promissory note in the principal amount of $133,650 and received cash proceeds of $121,500 and it agreed to issue 7,160 commitment shares of the Company’s Class A Common Stock valued at $12,150. The note was issued with a $12,650 original issue discount and a one-time interest amount of $13,365 (10% of the original principal amount of $133,650), which was recorded as additional debt discount. The note matures on March 6, 2026. The Company recorded finder’s fees of $17,010 payable in shares of the Company’s common stock as additional debt discount.

During the three months ended March 31, 2025, $35,855 of amortization of debt discount was recorded as interest expense on the two JSC notes.

Securities Purchase Agreement with Vista Capital Investment, LLC

On February 27, 2025, the Company entered into a Securities Purchase Agreement with Vista Capital Investment, LLC, (“Vista Capital”) pursuant to which the Company issued to Vista Capital a convertible promissory note in the principal amount of $55,000 and received cash proceeds of $50,000 and it agreed to issue 5,000 shares of its Class A Common Stock as inducement shares to Vista Capital. The note, which matures on November 27, 2025, was issued with a 10% original issue discount and a one-time 10% interest charge of $5,500. The value of the 5,000 inducement shares of $8,400 was recorded as an additional debt discount. In addition, the Company recorded finder’s fees of $7,700 payable in shares of the Company’s Class A Common Stock as additional debt discount. During the three months ended March 31, 2025, $8,769 of amortization of debt discount was recorded as interest expense on the note. As a result of the anti-dilution provisions, the note is convertible into shares of the Company’s Class A Common Stock at a conversion price equal to the higher of $1.00 per share and a 10% discount to the lowest volume weighted average price of the Company’s Class A Common Stock for the five days prior to conversion, which price was $1.191 per share on March 31, 2025.

Finder’s Fee Agreement

Under the terms of a Finder’s Fee Agreement dated October 9, 2023, the Company was obligated to pay the finder a cash fee equal to 3 to 7% of the gross proceeds received by the Company from the ClearThink notes payable issued prior to August 22, 2024, the April 28, 2024 LGH note payable and the April 30, 2024 IG note payable and to issue to the finder 5-year warrants to purchase shares of the Company’s Class A Common Stock equal to 7% warrant coverage based on the gross proceeds received by the Company from third-party investors introduced to the Company by the finder with an exercise price per share equal to 110% of the gross proceeds (as defined in the Finder’s Fee Agreement) or the public market closing price of the Company’s Class A Common Stock on the date of the funding, whichever is lower, subject to anti-dilutive price protection and participating registration rights. As a result of the issuances of the ClearThink notes issued prior to August 22, 2024, the April 28, 2024 LGH note payable and the April 30, 2024 IG note payable, the Company was obligated to issue warrants as finder’s fees. The warrants are more fully discussed in Note 12. The Finder’s Fee Agreement was amended on August 22, 2024 as more fully discussed in Note 12.

Notes Payable – Related Parties

At March 31, 2025 and December 31, 2024 notes payable with related parties consisted of the following:

	March 31, 2025	December 31, 2024

Poole Note, dated September 19, 2023	$247,233	$247,233
Additional Poole Note	42,500	42,500
Sponsor loan	500,000	500,000
Note payable to RHI for the acquisition of Myrtle	264,565	264,565
Note payable to RHI in connection with the acquisition of Myrtle in the original principal amount of $1,610,671	891,652	617,626
New RCHI Note for the acquisition of RCHI	1,000,000	1,000,000
Total related parties’ notes payable	2,945,950	2,671,924
Less current portion of related parties’ notes payable	(2,945,950)	(2,671,924)
Total related parties’ notes payable, net of current portion	$-	$-

Poole Note

On September 19, 2023, the Company obtained a $0.2 million loan from Andrew J. Poole, a former director of the Company (the “Loan”), to be used to pay for directors’ and officers’ insurance through November 2023. The Company issued to Mr. Poole a demand promissory note for $0.2 million evidencing the Loan (the “Poole Note”). The Poole Note does not bear interest. The Poole Note is due on demand, and in the absence of any demand, the Poole Note was due one year from the issuance date. The Poole Note may be prepaid, in whole or in part, without penalty at any time.

Additional Poole Note

On October 2, 2023, the Company obtained a $42,500 loan from Mr. Poole, (the “Additional Poole Note”), the proceeds of which was used to pay for the legal fees of Mitchell Silberberg & Knupp LLP, a service provider (“MSK”), through October 2023. The Additional Poole Note accrues interest in arrears at a rate of 13.25% per annum. The Additional Poole Note is due on demand, and in the absence of any demand, one year from the issuance date. The Additional Poole Note may be prepaid, in whole or in part, without penalty at any time.

Sponsor Loan

In order to finance transaction costs in connection with a business combination effective on September 15, 2022, a sponsor or an affiliate of the sponsor loaned Delwinds (a predecessor of the Company) funds for working capital.

Note Payable to RHI for the Acquisition of Myrtle

Pursuant to the acquisition of Myrtle as more fully discussed in Note 5, the Company issued a non-interest bearing note payable to RHI in the amount of $0.3 million. The note is due on demand.

Note Payable to RHI In Connection with Myrtle Acquisition

The note payable to RHI dated June 13, 2024, in the original principal amount of $1.6 million represented amounts owed by Myrtle to RHI at the time of the acquisition of Myrtle. The acquisition is more fully discussed in Note 5. The note is non-interest bearing, except if not paid by the maturity date of December 31, 2024, in which case the note bears interest at 18% per annum. The note may be increased for any subsequent borrowings made by Myrtle from RHI. During the three months ended March 31, 2025, the Company borrowed $0.3 million under the note and during the year ended December 31, 2024, the Company repaid $1.0 million of the note leaving a principal balance of $0.9 million and $0.6 million on March 31, 2025 and December 31, 2024, respectively. At March 31, 2025, the note is in default and the Company is in discussions with RHI about extending the maturity date of the note.

RCHI Note and New RCHI Note Issued In Connection with the RCHI Acquisition

In connection with the acquisition of RCHI, which is more fully discussed in Note 5, RCHI issued the RCHI Note to RHI, the terms of which are more fully discussed in Note 5. As discussed in Notes 5 and 13, on December 5, 2024, $21.0 million of the principal balance of the RCHI Note was exchanged for $21.0 million of stated value of the Company’s Series A Preferred Stock and RCHI issued to RHI the New RCHI Note in the principal balance of $1.0 million. The New RCHI Note matures on June 5, 2025 and accrues interest on any outstanding principal amount at an interest rate of 8% per annum. After maturity, the default interest rate will be 20% per annum until the New RCHI Note is paid in full. The New RCHI Note requires principal repayments equal to 10% of the free cash flow (net cash from operations less capital expenditures) from RCHI. Payments will be one month in arrears. The New RCHI Note is required to be reduced by payment of 25% of any net proceeds from equity capital raised by the Company. The New RCHI Note is secured by the assets of RCHI and SCCH and guaranteed by the Company and SCCH under the Guaranty Agreement and Security Agreement, respectively. During the three months ended March 31, 2025, the Company recorded a total of $50,000 of interest expense on the New RCHI Note, as the Company is accruing interest at the default rate. As of March 31, 2025, the Company owes RHI a total of $1.0 million of accrued interest on the RCHI Note and the New RCHI Note.

Other Loans

At March 31, 2025 and December 31, 2024, the Company had outstanding $0.5 million and $0.3 million of other loans. These loans were issued under accounts receivable sales agreements. During the three months ended March 31, 2025, the Company entered into an additional other loan in the amount was $0.4 million. The Company received cash of $0.3 million as the loan was issued with a $0.1 million discount. The Company repaid $0.1 million of the loan during the three months ended March 31, 2025. Loan payments of $35,000 per week were due under the loan and all of the weekly payments have not been made as required. Also, when the Company acquired RCHI on September 10, 2024 as more fully discussed in Note 5, it assumed four loans under accounts receivable sales agreements totaling $0.5 million. During the three months ended March 31, 2025, the Company paid in full one of the loans in the amount of $0.1 million and in the year ended December 31, 2024, the Company repaid in full one of the loans. The remaining three loans outstanding at March 31, 2025 are in payment default.

Note 10 RELATED PARTY TRANSACTIONS

At March 31, 2025 and December 31, 2024, related parties’ payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2025	2024
Accounts payable to Andrew Poole	204,774	204,774
Accounts payable to InnovaQor	208,557	138,188
Rent payable to a subsidiary of RHI	338,458	648,333
Accounts payable to RHI	52,226	-
Accrued interest on related parties’ notes payable (Note 9)	952,868	900,090
Director fees payable	85,000	50,000
Related parties’ payables and accrued expenses	$1,841,883	$1,941,385

In addition to the transactions discussed in Notes 5, 9, 11 and 12, the Company had the following related party activity during the three months ended March 31, 2025 and 2024:

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

Under the KR8 Agreement, the Company agreed to pay to the Licensor an initial license and development fee of $2.5 million, a monthly maintenance fee of $50,000 and an ongoing royalty equal to 15% of “Subscriber Revenues,” as defined in the KR8 Agreement, in accordance with the terms and subject to the minimums set forth in the schedules of the KR8 Agreement. The Company agreed to reimburse the Licensor for all reasonable travel and out-of-pocket expenses incurred in connection with the performance of the services under the KR8 Agreement, in addition to payment of any applicable hourly rates. If the Company failed to timely pay the “Minimum Royalty,” as defined in the KR8 Agreement, due with respect to any calendar year, the License would become non-exclusive. (Payments of certain of these amounts in cash were restricted by the terms of a legal settlement agreement, which is more fully discussed in Note 14 under the heading, “Smithline Family Trust II vs. FOXO Technologies Inc. and Jon Sabes.”)

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

During the three months ended March 31, 2024, under the terms of the KR8 Agreement, the Company issued 130,000 shares of its Class A Common Stock to the Licensor valued at $0.4 million and it accrued $2.1 million for the initial license and development fee. During the three months ended March 31, 2024, the Company recorded $250,000 for maintenance fees and minimum royalties under the KR8 Agreement. As of December 5, 2024, the Company had a total of $3.0 million accrued for the initial license and development fees, minimum royalties, maintenance fees, management fees and reimbursable expenses under the KR8 Agreement.

On December 6, 2024, the Company entered into a termination agreement (the “KR8 Termination Agreement”) with KR8 pursuant to which 3,000 shares of the Company’s Series D Cumulative Convertible Redeemable Preferred Stock (the “Series D Preferred Stock’) with a stated value of $1,000 per share were issued to KR8 as full and final satisfaction of the $3.0 million owed to KR8 and the KR8 Agreement was terminated. The 3,000 shares of Series D Preferred Stock also satisfied $0.1 million owed to Mr. White under the Services Agreement discussed below. Effective December 6, 2025, the Company and KR8 entered into Amendment No. 1 to the KR8 Termination Agreement, which clarified that the KR8 Termination Agreement did not terminate the use of the Licensor Products. Certain rights of the License agreement were retained and assigned to the Company’s wholly owned subsidiary, FOXO Labs, Inc., that will develop and operate the business associated with epigenetics. The Series D Preferred Stock is more fully discussed in Note 12.

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

During the three months ended March 31, 2025, the Company paid $4,951 for a car lease and accrued $30,000 of compensation expense.

Other Related Party Activity

RCHI and SCCH contracted with InnovaQor, Inc. (“InnovaQor”) to provide ongoing health information technology-related services totaling approximately $0.1 million during the three months ended March 31, 2025 and they owe InnovaQor $0.2 million as of March 31, 2025. RHI holds preferred stock in InnovaQor and Mr. Lagan is the controlling shareholder of InnovaQor. As of March 31, 2025, SCCH and Myrtle owed $0.3 million to a subsidiary of RHI for rent under facility leases that are more fully discussed in Notes 5 and 11.

Note 11 RIGHT-OF-USE LEASE ASSETS AND LIABILITIES

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

The following table presents the Company’s lease-related assets and liabilities at March 31, 2025 and December 31, 2024:

	Balance Sheet Classification	March 31, 2025	December 31, 2024

Assets:

Operating leases	Right-of-use lease assets	$3,879,886	$3,982,820

Liabilities:
Current:
Operating leases	Right-of-use lease liabilities	$397,223	$367,474
Noncurrent:
Operating leases	Right-of-use lease liabilities	3,558,289	3,667,553

Total right-of-use lease liabilities		$3,955,512	$4,035,027

Weighted average remaining term of operating leases, including option periods expected to renew		5.25 years	5.50 years

Discount rate		22.0%	22.0%

The following table presents certain information related to lease expense for the right-of-use operating leases for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024

Right-of-use operating leases amortization (1)	$102,934	$-
Right-of-use operating leases interest expense (2)	$220,486	-

(1)	Expense is included in selling, general and administrative expenses in the unaudited condensed consolidated statement of operations.
(2)	Expense is included in interest expense in the unaudited condensed consolidated statements of operations.

The following table presents supplemental cash flow information for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024

Operating cash flows for right-of-use operating leases	$368,555	$-

Aggregate future minimum lease payments under right-of-use operating leases are as follows:

Right-of-Use Operating Leases
Twelve months ending:
March 31, 2026	$1,229,545
March 31, 2027	1,266,431
March 31, 2028	1,304,424
March 31, 2029	1,343,557
March 31, 2030	1,383,864
Thereafter	249,437
Total	6,777,258

Less interest	(2,821,746)
Present value of minimum lease payments	3,955,512

Less current portion of right-of-use lease liabilities	(397,223)
Right-of-use lease liabilities, net of current portion	$3,558,289

Note 12 STOCKHOLDERS’ EQUITY

Authorized Capital

The Company’s authorized shares of all capital stock, par value $0.0001 per share, of 510,000,000 shares, consisting of (i) 10,000,000 shares of preferred stock and (ii) 500,000,000 shares of Class A Common Stock.

Preferred Stock

The Amended and Restated Certificate of Incorporation authorizes the Company to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025, the Company had outstanding shares of preferred stock consisting of 22,232 shares of its Series A Preferred Stock, 3,307.5 shares of its Series B Preferred Stock, 405 shares of its Series C Cumulative Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”) and 4,311.7 shares of its Series D Preferred Stock The Company’s outstanding shares of preferred stock do not contain mandatory redemption or other features that would require them to be presented on the balance sheet outside of equity and, therefore, they qualify for equity accounting treatment. See Note 16 Subsequent Events.

Conversions of Series A Preferred Stock

No shares of Series A Preferred Stock were issued during the three months ended March 31, 2025. During the three months ended March 31, 2025, the Company issued 146,015 shares of its Class A Common Stock to institutional investors upon conversions of 308 shares of their Series A Preferred Stock with stated values totaling $308,000.

During the three months ended March 31, 2025, the Company recorded $279,395 of undeclared dividends on its Series A Preferred Stock and the total accumulated undeclared dividends were $360,404 as of March 31, 2025. The total stated value and the undeclared dividends of the Series A Preferred Stock at March 31, 2025, of $22.6 million, were convertible into approximately 17.3 million shares of the Company’s Class A Common Stock at an assumed conversion price of $1.308 per share.

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

Series B Preferred Stock

On January 22, 2025, the Company issued 3,457.5 shares of its Series B Preferred Stock under the automatic exchange of its Senior PIK Notes, as more fully discussed in Note 9. The Company recorded a finder’s fee of $175,000 in connection with the automatic exchange. Finder’s fee agreements are more fully discussed below. During the three months ended March 31, 2025, two holders of Series B Preferred Stock exchanged at total of 150 shares of their Series B Preferred Stock for 225 shares of Series C Preferred Stock, as more fully discussed below, leaving a balance of 3,307.5 shares of Series B Preferred Stock outstanding on March 31, 2025. During the three months ended March 31, 2025, the Company recorded $31,988 of undeclared dividends on its Series B Preferred Stock. The total stated value and the undeclared dividends of the Series B Preferred Stock at March 31, 2025, of $3.3 million, were convertible into approximately 2.6 million shares of the Company’s Class A Common Stock at an assumed conversion price of $1.308 per share.

Series B Preferred Stock Designation

On November 27, 2024, the Company authorized up to 7,500 shares of its Series B Preferred Stock. Each share of Series B Preferred Stock shall have a par value of $0.0001 per share and a stated value equal to $1,000 per share. Terms of the Series B Preferred Stock include: (i) dividends at 5% per annum, (ii) voting rights, which include voting as one class with the common stockholders, (iii) conversion into shares of the Company’s Class A Common Stock at the higher of $0.50 per share or 90% of the average VWAP for the five trading days prior to the date of the conversion notice and (iv) no conversions prior to the first anniversary of the original issue date, among other terms. No shares of Series B Preferred Stock will be convertible into Class A Common Stock prior to the one-year anniversary of the date of issuance. Each share of Series B Preferred Stock will have one vote. See Note 16 Subsequent Events.

Series C Preferred Stock

During the three months ended March 31, 2025, the Company issued 60 shares of its Series C Preferred Stock to an investor for net cash proceeds of $44,825. Per the terms of this issuance and an issuance to an investor of 120 shares of the Company’s Series C Preferred Stock for cash in the fourth quarter of 2024, these investors, who were also holder’s of Series B Preferred Stock could exchange their Series B Preferred Stock for shares of Series C Preferred Stock at a premium. The two investors elected to make the exchange. As a result, during the three months ended March 31, 2025, the Company exchanged 150 shares of its Series B Preferred Stock for 225 shares of its Series C Preferred Stock. The Company recorded deemed dividends of $75,000 for the issuances, which represented the difference between the $225,000 stated value of the Series C Preferred Stock issued and the $150,000 stated value of the Series B Preferred Stock exchanged. During the three months ended March 31, 2025, the Company recorded $3,526 of undeclared dividends on its Series C Preferred Stock and the total accumulated undeclared dividends were $3,843 as of March 31, 2025. The total stated value and the accumulated undeclared dividends of the Series C Preferred Stock at March 31, 2025, of $0.4 million, were convertible into approximately 0.3 million shares of the Company’s Class A Common Stock at an assumed conversion price of $1.308 per share.

Series C Preferred Stock Designation

On November 27, 2024, the Company authorized up to 5,000 shares of its Series C Preferred Stock. Each share of Series C Preferred Stock shall have a par value of $0.0001 per share and a stated value equal to $1,000 per share. Terms of the Series C Preferred Stock include: (i) dividends at 5% per annum, (ii) voting rights, which include voting as one class with the common stockholders and each share of Series C Preferred Stock shall have one vote, (iii) conversion into shares of the Company’s Class A Common Stock at the higher of $0.30 per share or 90% of the average VWAP for the five trading days prior to the date of the conversion notice and (iv) no conversions prior to the first six months of the original issue date or until a registration statement registering the underlying shares of common stock is declared effective, among other terms. See Note 16 Subsequent Events.

Series D Preferred Stock

No shares of Series D Preferred Stock were issued or converted during the three months ended March 31, 2025 and as noted below, there are no dividends on the Series D Preferred Stock. As of March 31, 2025, the total stated value of the Series D Preferred Stock of $4.3 million was convertible into 3.3 million shares of the Company’s Class A Common Stock at an assumed conversion price of $1.308 per share.

Series D Preferred Stock Designation

On December 6, 2024, the Company authorized up to 10,000 shares of its Series D Preferred Stock. Each share of Series D Preferred Stock shall have a par value of $0.0001 per share and a stated value equal to $1,000 per share. Terms of the Series C Preferred Stock include: (i) no dividends, (ii) no voting rights, expect as in regards to any changes related to the Series D Preferred Stock, and (iii) conversion into shares of the Company’s Class A Common Stock at the higher of $0.30 per share or 90% of the average VWAP for the five trading days prior to the date of the conversion notice, among other terms.

Class A Common Stock

As of March 31, 2025 and December 31, 2024, there were 3,423,457 and 2,356,044 shares of the Company’s Class A Common Stock issued and outstanding, respectively.

Common Stock Issued to KR8 under KR8 Agreement

During the three months ended March 31, 2024, the Company issued 130,000 shares of its Class A Common Stock pursuant to the KR8 Agreement, which is more fully discussed in Note 10.

October 13, 2023 Strata Purchase Agreement

On October 13, 2023, the Company entered into a Strata Purchase Agreement (the “Strata Purchase Agreement”) with ClearThink, as supplemented by that certain Supplement to Strata Purchase Agreement, dated as of October 13, 2023, by and between the Company and ClearThink. Pursuant to the Strata Purchase Agreement, after the satisfaction of certain commencement conditions, including, without limitation, the effectiveness of the Registration Statement, ClearThink has agreed to purchase from the Company, from time to time upon delivery by the Company to ClearThink of request notices, and subject to the other terms and conditions set forth in the Strata Purchase Agreement, up to an aggregate of $2.0 million of the Company’s Class A Common Stock. On August 13, 2024, the Company entered into Amendment No. 1 to the Strata Purchase Agreement pursuant to which the commitment amount was increased from $2.0 million to $5.0 million. No shares of the Company’s Class A Common Stock were issued under the terms of the Strata Purchase Agreement, as amended, during the three months ended March 21, 2025 and 2024. See Note 16 Subsequent Events.

Common Stock Issued to MSK Under Shares for Services Agreement

On September 19, 2023, the Company entered into a Shares for Services Agreement with Mitchell Silberberg & Knupp LLP, a service provider (“MSK”). Pursuant to the Shares for Services Agreement, during the three months ended March 31, 2024, the Company issued MSK 51,103 shares of its Class A Common Stock in full satisfaction of its obligation to MSK under the Shares for Services Agreement.

Common Stock Issued Under Corporate Development Advisory Agreements

On March 5, 2024, the Company issued 45,000 shares of its Class A Common Stock to Tysadco Partners valued at $153,000 under the Corporate Development Advisory Agreement dated effective February 26, 2024. Under the agreement, Tysadco Partners was providing strategic, financing, capital structure and other guidance and expertise to the Company’s management.

Common Stock Issued/Issuable in Connection with Notes Payable

During the three months ended March 31, 2025, the Company issued 432,431 shares of its Class A Common Stock for conversions and exchanges of $828,474 of promissory notes payable and related accrued interest. In addition, during the three months ended March 31, 2025, the Company issued 61,196 shares of its Class A Common Stock as inducements and commitment shares under the terms of various promissory notes and it agreed to issue an additional 51,910 shares of its common stock as inducements and commitment shares under the terms of promissory notes. The value of the shares issued and issuable under the terms of and conversions and exchanges of promissory notes are more fully discussed in Note 9.

Common Stock Issued to Smithline

During the three months ended March 31, 2025, the Company issued 328,503 shares of its Class A Common Stock in connection with a legal settlement, which is more fully discussed in Note 14 under the heading, “Smithline Family Trust II vs. FOXO Technologies Inc. and Jon Sabes.”

Common Stock Issued to J.H. Darbie & Co., Inc.

During the three months ended March 31, 2025, the Company issued 76,395 shares of its Class A Common Stock to J.H. Darbie & Co., Inc. (“J.H. Darbie”) for advisory services and private placement engagement as follows:

Advisory Services

On July 25, 2024, FOXO entered into the advisory agreement with J.H. Darbie pursuant to which J.H. Darbie was engaged as nonexclusive financial adviser. The term of the agreement was six months. As compensation for the services performed under the agreement, the Company issued J.H. Darbie 62,500 shares of its Class A Common Stock effective January 13, 2025.

Private Placement Engagement

On July 25, 2024, FOXO engaged J.H. Darbie, on an exclusive basis, to provide services in connection with private placements (the “Engagement”). The term of the Engagement was 120 days, subject to early termination provisions in the Engagement. Under the Engagement, J.H. Darbie has a right of first refusal for all financing, cash, common stock or convertible securities, debt or equity, for six months after the termination of the Engagement. As compensation for the services performed under the Engagement, the Company issued to J. H. Darbie 13,895 shares of its Class A Common Stock effective in January 2025. As additional compensation for the services to be rendered by J.H. Darbie under the Engagement, FOXO agreed to (i) pay a cash fee to J.H. Darbie equal to 3% of the principal amount of the securities to be exchanged and 5% of gross proceeds raised from the sale of the securities to customers of J.H. Darbie; and (ii) issue to J.H. Darbie warrants to purchase a number of shares of the Company’s Class A Common Stock equal to the cash fee.

On November 7, 2024, FOXO and J.H. Darbie entered into an amendment to the Engagement pursuant to which the compensation for the services to be rendered by J.H. Darbie was revised to a cash fee equal to $175,000 for advising, 10% of gross proceeds raised from the sale of the securities to customers of J.H. Darbie, and common stock equal to 5% of the cash fee. The common stock issued will have piggyback rights and be priced at the closing price the date the offering closes. Again, on November 22, 2024, FOXO and J.H. Darbie entered into an amendment to the Engagement pursuant to which the scope of the engagement was revised to an exchange of debt from existing lenders of FOXO to equity. Therefore, during the three months ended March 31, 2025, the Company accrued a cash fee of $175,000 in connection with the issuance of its Series B Preferred Stock in exchange for the Senior PIK Notes as more fully discussed above and in Notes 2 and 9. During the three months ended March 31, 2025, no shares or warrants were issued to J.H Darbie under this Engagement.

Finder’s Fee Agreement

On October 9, 2023, the Company entered into the Finder’s Agreement, by and between the Company and the finder. Pursuant to the Finder’s Agreement the Company agreed to pay the Finder a cash fee equal to 4% of the gross proceeds received by the Company from the equity transactions contemplated by the Second Strata Purchase Agreement. The Company also agreed to issue to the finder a 5-year warrant to purchase shares of the Company’s Class A Common Stock equal to 1% warrant coverage based on the amount raised from the equity transactions with an exercise price per share equal to 110% of the transaction (as defined in the Finder Agreement) or the public market closing price of the Company’s Common Stock on the date of the transaction, whichever is lower, subject to anti-dilutive price protection and participating registration rights. In addition, under the Finder Agreement, the Company was obligated to pay the finder a 3% to 7% cash fees and 7% warrant coverage based on the gross cash proceeds from the issuances of the certain promissory notes payable as more fully discussed in Note 9.

Finder’s Warrants Amendment to Finder’s Agreement

Pursuant to the terms of the Finder’s Agreement, discussed above, and in connection with a private placement of the Company’s Class A Common Stock under the Strata Purchase Agreement during the three months ended December 31, 2023, the Company issued or was obligated to issue to the Finder 2,568 warrants to acquire shares of the Company’s common stock under the terms of the Finder’s Agreement. The warrants had a five-year term and were exercisable into shares of the Company’s Class A Common Stock at a weighted average exercise price of $13.24 per share. In addition, in connection with the issuances of the ClearThink Notes, the LGH Note Payable and IG Note Payable through August 22, 2024, which are more fully discussed in Note 9, the Company was obligated to issue 19,118 additional warrants to purchase shares of the Company’s common stock under the terms of the Finder’s Agreement. The additional warrants had a five-year term and were exercisable into shares of the Company’s Class A Common Stock at a weighted average exercise price of $3.24 per share.

On August 22, 2024, the Company entered into an amendment to the Finder Agreement (the “Amended Finder’s Agreement”) in which the Company agreed to issue to the Finder 44,672 shares of its Class A Common Stock for the termination of all the Finder’s common stock warrants and outstanding cash fees owed as of that date. Also, pursuant to the Amended Finder’s Agreement, the Finder will no longer receive a cash fee for any equity/convertible debt financing except for an equity line of credit in which case the cash fee will be 4%. Compensation for an equity/convertible debt financing will be made in the form of common stock equal to 14% of the gross proceeds of an equity/convertible debt financing and 10% of a non-dilutive debt financing. In addition to the 44,672 shares of the Company’s Class A Common Stock noted above, the Company owed the finder 29,645 shares of its Class A Common Stock as finder’s fee in connection with certain notes payable entered into subsequent to August 22, 2024, or a total of 74,317 shares of its Class A Common Stock as of December 31, 2024. As a result of the notes payable entered into during the three months ended March 31, 2025, the Company is obligated to issue an additional 69,155 shares of its Class A Common Stock to the finder. During the three months ended March 31, 2025, the Company issued 21,286 shares of its Class A Common Stock to the finder leaving a balance of 122,186 finder’s fee shares owed and issuable to the finder as of March 31, 2025. The finder’s fees owed in connection with notes payable are more fully discussed in Note 9.

Warrants

Public Warrants and Private Placement Warrants

As of March 31, 2025 and December 31, 2024, the Company had outstanding 100,625 Public Warrants and 3,163 Private Placement Warrants each with an exercise price of $1,150.00 per share and each expiring on September 15, 2027 or earlier upon redemption or liquidation. The Public Warrants and Private Placement Warrants are more fully described in Note 13 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024. At March 31, 2025 and December 31, 2024, the fair values of the Public Warrants and Private Placement warrants were $9,652 and $41,246, respectively.

Assumed Warrants

Effective September 15, 2022, the Company consummated a business combination. At the closing of the business combination, the Company assumed warrants, referred to as the Assumed Warrants. The Assumed Warrants included down round provisions that should the Company issue common stock or common stock equivalents, excluding certain exempt issuances, for consideration of less than the then exercise price per share, then the exercise price of the Assumed Warrants shall be lowered to the new consideration amount on a per share basis with a simultaneous and corresponding increase in the number of warrants. As a result of a triggering event in 2023, as of December 31, 2023, 200,785 Assumed Warrants were outstanding with an exercise price of $8.00 per share.

On February 23, 2024, 59,888 Assumed Warrants expired by their terms and on February 24, 2024, and Assumed Warrants exercisable into 140,897 shares of the Company’s Common Stock were extended until February 23, 2025, in connection a legal settlement as more fully discussed in Note 14 under the heading, “Smithline Family Trust II vs. FOXO Technologies Inc. and Jon Sabes.”). On February 24, 2024, the Company issued its Class A Common Stock to Tysadco Partners, as more fully discussed above, which triggered the down round provisions of the Assumed Warrants. As a result, as of March 31, 2024, the Assumed Warrants were exercisable into 331,523 shares of the Company’s Common Stock with an exercise price of $3.40 per share. The incremental value of the modifications to the Assumed Warrants as a result of the trigger of the down round provisions and the extension of the expiration date was $0.7 million and was recorded as a deemed dividend in the three months ended March 31, 2024. The incremental value was measured using the Black Scholes valuation model with following assumptions: risk free rate of 4.74%, volatility of 158.57%, term of 1 year and expected dividend yield of $0.

As a result of two additional triggers of the down round provisions during the remainder of 2024, as of December 31, 2024, the Assumed Warrants were exercisable into 472,651 shares of the Company’s Class A Common Stock with an exercise price of $2.16 per share. Partially offsetting the increase in the number of outstanding Assumed Warrants on December 31, 2024, was the exchange of 31,250 Assumed Warrants under the terms of an exchange agreement dated May 28, 2024, between the Company and Smithline Family Trust II (“Smithline”) as more fully discussed in Note 14.

During February 2025, three additional triggers of the down round provisions of the Assumed Warrants occurred as a result of two conversions of Series A Preferred Stock into the Company’s Class A Common Stock and the conversion prices of the Company’s preferred stock on February 23, 2025. The incremental value of the modifications to the Assumed Warrants as a result of the triggers of the down round provisions during February 2025 resulted in deemed dividends of $0.1 million in the three months ended March 31, 2025. The incremental values were measured using the Black Scholes valuation model with the following assumptions: risk free rates ranging from 4.24% to 4.25%, volatility ranging from 3.47% to 67.32%, terms of 1 to 18 days and expected dividend yield of $0. On February 23, 2025, the 527,148 Assumed Warrants with an exercise price of $1.937 per share expired per their terms.

Note 13 BUSINESS SEGMENTS

The Company manages and classifies its business into two reportable business segments: (i) Healthcare and (ii) Labs and Life

●	Healthcare - The Company’s healthcare segment began with the acquisition of Myrtle on June 14, 2024 and includes RCHI, which was acquired on September 10, 2024. Each of these acquisitions is more fully discussed in Note 5. Myrtle offers behavioral health services, primarily substance use disorder treatments and services that are provided on either an inpatient, residential basis or an outpatient basis. RCHI’s hospital, BSF, has 25 inpatient beds, and a 24/7 emergency department and provides ancillary services, including laboratory, radiology, respiratory and pharmacy services. BSF is designated as a Critical Access Hospital (rural) hospital.

●	Labs and Life - The Company’s Labs and Life segment is commercializing proprietary epigenetic biomarker technology. The Company’s innovative biomarker technology enables the adoption of new saliva-based health and wellness biomarker solutions. The Company’s research demonstrates that epigenetic biomarkers, collected from saliva, provide measures of individual health and wellness for the factors used in life insurance underwriting traditionally obtained through blood and urine specimens.

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

With the acquisition of Myrtle on June 14, 2024, our Chief Operating Decision Maker (“CODM”) begun to consider segment assets when making decisions and allocating resources. Assets by segment as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024

Healthcare	$41,657,632	$41,399,346
Labs and Life	16,503	26,646
Corporate and other	204,317	282,079
Total assets	$41,878,452	$41,708,071

Summarized below is information about the Company’s operations for the three months ended March 31, 2025 and 2024 by business segment:

	Revenues		Earnings/(Losses)
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Healthcare	$3,161,431	$-	$(844,598)	$-
Labs and Life	8,489	7,180	(23,005)	(159,450)
			(867,603)	(159,450)
Corporate and other (a)	-	-	1,140,937	(1,042,628)
Interest expense	-	-	(889,792)	(301,912)
Total	$3,169,920	$7,180	$(616,458)	$(1,503,990)

(a)	For the three months ended March 31, 2025, Corporate and other includes a $1.9 million gain from extinguishment of Senior PIK Notes, stock-based compensation, including amortization of consulting fees paid in stock, of $0.1 million and depreciation and amortization expense of $2,257. For the three months ended March 31, 2024, Corporate and other includes stock-based compensation, including amortization of consulting fees paid in stock, of $0.1 million and depreciation and amortization expense of $0.3 million.

Note 14 COMMITMENTS AND CONTINGENCIES

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

On May 28, 2024, the Company, entered into an Exchange Agreement, as amended, with Smithline, terminating on February 23, 2025, pursuant to which Smithline exchanged Assumed Warrants to purchase up to 31,250 shares, as adjusted, of the Company’s Common Stock, for the right to receive up to 1,308,751 shares of the Company’s Class A Common Stock (the “Rights Shares”), subject to a 4.99% beneficial ownership limitation and issued without any restrictive legends. The Assumed Warrants, which are more fully discussed in Note 12, expired on February 23, 2025. As of March 31, 2025, the Company issued 652,400 Rights Shares to Smithline, including 328,503 shares that were issued in the three months ended March 31, 2025. Although Smithline has continued to convert debt to equity under the Exchange Agreement and has reduced the liability from $2.3 million on May 28, 2024 to $0.8 million at March 31, 2025, the Company is currently in default of the Settlement Agreement that terminated on February 23, 2025. The parties have mutually agreed to continue to operate under the terms of the Settlement Agreement without a written amendment and extension. The balance remaining outstanding to Smithline at May 16, 2025 is $526,332.

Former CEO Severance

The Company has disclosed in previous financial filings that the Board of Directors had yet to complete its review into whether Mr. Jon Sabes, a former CEO of the Company was terminated with or without cause on November 14, 2022 and that accordingly, the Company had to make a determination on its obligations under the former CEO’s employment agreement.

The Board of Directors has now completed a review of this matter in the last quarter of 2024 and upon examination of the history and various documents and records, determined that Mr. Sabes was unequivocally terminated for cause on November 14, 2022, meaning the Company has no further obligation to Mr. Sabes.

On November 20, 2024, the Company received a letter from counsel for Mr. Jon Sabes, the former Chief Executive Officer and director, demanding payment of certain compensation and benefits. Regardless that the Company has now determined that termination of Mr. Sabes employment on November 14, 2022 was for cause and that no obligation to Mr. Sabes remains, the Company has, because of this demand, retained certain liabilities of severance pay and stock-based compensation in the financial records until the matter has been resolved in full. The Company does not believe the demand received on November 20, 2024 has any merit and will vigorously dispute any claim for payment.

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

Illumina Judgment

On June 21, 2024, Hennepin County District Court granted Illumina, Inc.’s Motion for Summary Judgment in the amount of $0.8 million against the Company. The Company recorded this liability at March 31, 2025 and has recently engaged in communication with counsel for Illumina to explore the opportunity to complete a judgment settlement agreement with terms acceptable to both parties and which would facilitate the settlement of this judgment over time. There is no guarantee that discussions will result in an agreement between the parties.

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

Note 15 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The supplemental cash flow information for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024
Non-cash investing and financing activities:
Related party payable for purchase of intangible asset	$-	$2,122,090
Class A Common Stock issued to KR8 for purchase of intangible asset under KR8 Agreement	$-	$378,040
Series B Preferred Stock issued in exchange for note payable, net of finder’s fees	$3,282,500	$-
Deemed dividends from issuances of preferred stock and triggers of down round provisions and extension of Assumed Warrants	$172,125	$656,164
Preferred stock dividends – undeclared	$314,909	$-
Warrants issuable for finder’s fees in connection with promissory notes	$-	$17,147
Class A Common Stock issued for legal settlement	$570,663	$-
Class A Common Stock issued for conversions and exchanges of notes payable	$828,474	$-
Class A Common Stock issued/issuable under the terms of notes payable	$106,475	$-
Common stock issuable to finder for finder’s fees	$141,190	$-

Note 16 SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying consolidated financial statements.

Smithline Share Issuances

The Company continues to issue shares of its Class A Common Stock to Smithline under the Exchange Agreement, as amended, which is fully described in Note 14. The Company issued 354,841 shares of its Class A Common Stock to Smithline during the period April 1, 2025 to May 16, 2025, for a $264,928 reduction of the amount owed to Smithline. The balance remaining to be paid to Smithline at May 16, 2025 was $526,332.

Issuances of Series A Preferred Stock to Institutional Investor

Subsequent to March 31, 2025, pursuant to Securities Purchase Agreements, the Company issued shares of its Series A Preferred Stock, which are more fully discussed in Note 12, as follows:

●	On April 4, 2025, the Company issued 375 shares of its Series A Preferred Stock to an institutional investor and received gross cash proceeds of $325,000;

●	On April 15, 2025, the Company issued 275 shares of its Series A Preferred Stock to an institutional investor and received gross cash proceeds of $275,000;

●	On May 8, 2025, the Company issued 550 shares of its Series A Preferred Stock to an institutional investor and received gross cash proceeds of $550,000; and

●	On May 19, 2025, the Company issued 550 shares of its Series A Preferred Stock to an institutional investor and received gross cash proceeds of $550,000.

Amended and Restated Strata Purchase Agreement

On May 15, 2025, the Company amended and restated the Strata Purchase Agreement that was previously entered into between the Company and ClearThink Capital Partners, LLC., to extend the maturity date to June 30, 2026 and improve and simplify the Purchase Price to define the price per share of Common Stock purchased shall equal 90% of the average of the two (2) lowest daily VWAP during the Valuation Period.

Amendments to Series B Preferred Stock and Series C Preferred Stock Certificates of Designation

On May 15, 2025, the Company amended the certificates of designation of its Series B and Series C preferred stock to remove an automatic conversion at 24 months after issuance to ensure the shares are treated as equity on the Company’s balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “FOXO,” “us,” “our” or “we” refer to FOXO Technologies Inc. and its consolidated subsidiaries. The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, capital resources and cash flows of our Company as of and for the periods presented below. You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future.

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

Overview

We are a healthcare services and technology company operating in two reportable business segments: (i) Healthcare; and (ii) Labs and Life. These segments further operate in three synergistic divisions, a rural hospital division, a mental and behavioral health division, which together make up our Healthcare segment and an epigenetics diagnostics and interpretation division, which makes up our Labs segment. Our rural hospital division and our epigenetics diagnostics and interpretation division operate through wholly owned subsidiaries, and our behavioral health division operates through a majority-owned subsidiary.

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

Recent and Other Developments

Reverse Stock Split

On April 17, 2025, the Company’s board of directors (pursuant to a previously-obtained shareholder approval) approved an amendment to its Second Amended and Restated Certificate of Incorporation, as amended (the “Charter Amendment”), to implement a 1-for-10 reverse stock split, such that every 10 shares of Common Stock will be combined into one issued and outstanding share of Common Stock, with no change in the $0.0001 par value per share (the “Reverse Stock Split”).

The Reverse Stock Split was effective at 4:01 p.m., Eastern Time, on April 28, 2025. Trading reopened on April 29, 2025, which is when our Class A Common Stock began trading on a post reverse stock split basis. All share information included in this report has been reflected as if the Reverse Stock Split occurred as of the earliest period presented.

Stock Exchange Agreements Dated June 10, 2024

On June 10, 2024, the Company entered into two stock exchange agreements, each with RHI as follows:

Acquisition of Myrtle Under First Stock Exchange Agreement

The first agreement, as supplemented (the “Myrtle Agreement”), provided for RHI to exchange all of its equity interest in Myrtle for $0.5 million, payable in a combination of shares of the Company’s Class A Common Stock and a note payable. The closing occurred effective on June 14, 2024. The Company recorded a non-interest bearing note payable due on demand to RHI in the amount of $0.3 million and it paid the remaining purchase price of $0.2 million by issuing 102,363 shares of its Class A Common Stock to RHI on July 17, 2024. In addition to the $0.3 million promissory note issued to RHI for a portion of the purchase price of Myrtle, Myrtle issued a promissory note payable to RHI dated June 13, 2024, in the original principal amount of $1.6 million, which represented the amount owed to RHI by Myrtle at the time of the sale of Myrtle to the Company.

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

Acquisition of RCHI and Its Subsidiary SCCH Under the Second Stock Exchange Agreement with RHI, as Amended and Restated

The second agreement with RHI, also dated June 10, 2024, (the “RCHI Agreement”) provided for the RHI to exchange all of the outstanding shares of its subsidiary RCHI, including RCHI’s wholly-owned subsidiary Scott County Community Hospital, Inc. (“SCCH”), for 20,000 shares of the Company’s to be authorized Series A Cumulative Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”). Closing of the RCHI Agreement was subject to a number of conditions. On September 10, 2024, the parties to the RCHI Agreement entered into an Amended and Restated Securities Exchange Agreement (the “Amendment”) which revised the consideration payable to RHI from shares of Series A Preferred Stock to $100. In addition, RCHI issued to the RHI a senior secured note in the principal amount of $22.0 million the “RCHI Note”) (subject to adjustment). The RCHI Note had a maturity date of September 10, 2026 and accrued interest on any outstanding principal amount at the rate of 8% per annum for the first six months, increasing to 12% per annum thereafter. After maturity, interest accrued at a rate of 20% per annum. The RCHI Note required principal repayments equal to 10% of the free cash flow (net cash from operations less capital expenditures) from RCHI and SCCH.

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

Termination of Employment, Settlement and Mutual Release Agreement

On July 25, 2024, we entered into an amended Services Agreement with Mark White, our former interim chief executive officer, (the “Services Agreement”).

On December 5, 2024, we entered into a Termination of Employment, Settlement and Mutual Release Agreement (the “White Termination Agreement”) pursuant to which the Services Agreement is to be terminated.

KR8 Termination Agreement

On December 6, 2024, we entered into the Termination Agreement with KR8, pursuant to which 3,000 shares of our Series D Preferred Stock (as defined below) (the “KR8 Shares”) were issued to KR8 as full and final satisfaction of approximately $3.0 million owed to KR8 and the Master Software and Services Agreement with KR8 dated January 12, 2024, as amended (the “MSSA”), was terminated (the “KR8 Termination Agreement”). The Series D Preferred Stock have no voting rights and conversion to common stock by KR8 is subject to relevant approvals from NYSE and shareholders. The Termination Agreement closed on December 6, 2024. Effective December 6, 2024, the Company and KR8 entered into Amendment No. 1 to the KR8 Termination Agreement, which clarifies that the KR8 Termination Agreement did not terminate the MSSA but terminated the financial obligations of the Company under the MSSA.

Current Business Strategy

Myrtle Recovery Centers, Inc.

Myrtle was formed in the second quarter of 2022 to pursue opportunities in the behavioral health sector, including substance abuse treatment, initially in rural markets. Services are provided on either an inpatient, residential basis or an outpatient basis.

Myrtle was granted a license by the Department of Mental Health and Substance Abuse Services of Tennessee to operate an alcohol and drug treatment facility in Oneida, Tennessee. The facility, which is located at BSF’s campus, commenced operations and began accepting patients on August 14, 2023. The facility offers alcohol and drug residential detoxification and residential rehabilitation treatment services for up to 30 patients. On November 1, 2023, Myrtle began accepting patients at its OBOT. The OBOT is located adjacent to Myrtle’s alcohol and drug treatment facility in Oneida, Tennessee and complements the existing residential rehabilitation and detoxification services offered at Myrtle. On April 11, 2023, Myrtle sold shares of its common stock equivalent to a 1.961% ownership stake in the subsidiary for de minimis value to an unaffiliated individual licensed as a physician in Tennessee. The shares have certain transfer restrictions, including the right of the subsidiary to transfer the shares to another physician licensed in Tennessee for de minimis value. The shares were sold to the individual for Tennessee healthcare regulatory reasons

We plan to expand the Myrtle business model by acquiring additional operating facilities and by replicating the model in other rural hospital properties or suitable premises.

Rennova Community Health, Inc.

RCHI’s wholly-owned subsidiary, SCCH, is an east Tennessee based Critical Access Designated (“CAH”) 25-bed hospital licensed by the state of Tennessee, offering quality healthcare services for Oneida and the surrounding areas. SCCH is doing business as Big South Fork Medical Center (“BSF”). BSF consists of a 52,000-square foot hospital building and 6,300-square foot professional building on approximately 4.3 acres. BSF has 25 inpatient beds, and 24/7 emergency department and provides ancillary services, including laboratory, radiology, respiratory and pharmacy services. The hospital became operational on August 8, 2017 and it became designated as a Critical Access Hospital (rural) hospital in December 2021, retroactive to June 30, 2021. The hospital first opened in late 1955 and was known as Scott County Community Hospital. The hospital has been operated by RCHI since August 2017.

We plan to grow this division by acquisition and investment in new operations in targeted areas.

FOXO Labs

In response to changing conditions and feedback from the market, including growing demand for direct-to-consumer wellness testing and epigenetic data analysis tools, we are concentrating our efforts on: (1) our Bioinformatics Services offering, a suite of bioinformatic tools to help researchers process, analyze, and interpret epigenetic data; and (2) research and development in the fields of health and wellness testing powered by machine learning and artificial intelligence (including a potential AI platform for the delivery of health and well-being data-driven insights to individuals, healthcare professionals and third-party service providers). To further these goals, we intend to leverage the extensive epigenetic data we have generated in our clinical trials and the expertise of our team and continue building strategic alliances with new partners in academia, business, healthcare and government. We also intend to frequently evaluate and develop commercialization opportunities for our product and service offerings and our research findings.

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

Historically, we have had two core product offerings related to the commercialization of epigenetic science: the “Underwriting Report,” and the “Longevity Report™.” The Underwriting Report, which has been under development and is currently paused until we increase our cash resources in order to continue additional research and development, is intended to allow us to leverage a single assay testing process to generate a panel of impairment scores that could be applied by life insurance underwriters to more efficiently assess clients during the underwriting process and provide a more personalized risk assessment. The Longevity Report, sales of which have also been paused as we redevelop and re-strategize around this product, was designed as a customer-facing consumer engagement product that provides actionable insights based on one’s biological age and other epigenetic measures of health and wellness. In 2023, we our Underwriting Report and Longevity Report were impaired as the projected cash flows no longer supported these intangible assets.

Management, License and Maintenance Fees Under the KR8 Agreement

On October 29, 2023, we entered into a Letter Agreement with KR8 to develop a Direct-to-Consumer APP (iOS and Android) combining its AI Machine Learning technology to provide a commercial application of our epigenetic biomarker technology as a subscription consumer engagement platform. Effective January 12, 2024, the Letter Agreement was replaced by the KR8 Agreement. Our former Interim CEO and our current Interim CFO each are equity owners of the Licensor. Under the KR8 Agreement, the Licensor granted to us a limited, non-sub licensable, non-transferable perpetual license to use the Licensor’s products to develop, launch and maintain license applications based upon our epigenetic biomarker technology and software to develop an AI machine learning epigenetic APP to enhance health, wellness and longevity. The territory of the agreement is solely within the U.S., Canada and Mexico.

Net Revenues

Healthcare generates revenues from hospital and ancillary services as well as substance use disorder treatments, including inpatient and outpatient services. Labs currently recognizes revenue from residual life commissions, providing epigenetic testing services and collecting a royalty from Illumina, Inc. related to the sales of the Infinium Mouse Methylation Array.

Research and Development

Labs conducts research and development, and such costs are recorded within research and development expenses on the consolidated statements of operations. Labs had operated its Bioinformatics Services as an ancillary offering, with revenue recognized as epigenetic biomarker services in our historical financial statements but now looks to it as a primary offering. Bioinformatics Services provide data processing, quality checking, and data analysis services using FOXO’s cloud-based bioinformatics pipeline, referred to as our epigenetics, longevity, or methylation pipeline in our historical financial statements. Labs accepts raw data from third party labs and converts that data into usable values for customers.

Results of Operations

Three Months Ended March 31, 2025 and 2024

	Three Months	Three Months
	Ended	Ended	Change in	Change in
	March 31, 2025	March 31, 2024	$	%
Net revenues	$3,169,920	$7,180	$3,162,740	NM %
Operating expenses:
Direct costs of revenues	1,903,936	-	1,903,936	100.00%
Research and development	30,000	165,360	(135,360)	-81.86%
Management contingent share plan	18,878	32,551	(13,673)	-42.00%
Selling, general and administrative	2,764,086	987,937	1,776,149	179.78%
Total operating expenses	4,716,900	1,185,848	3,531,052	297.77%
Loss from operations	(1,546,980)	(1,178,668)	(368,312)	31.25%
Change in fair value of warrant liabilities	31,594	9,090	22,504	247.57%
Gain from extinguishment of Senior PIK Notes	1,863,834	-	1,863,834	100.00%
Interest expense	(889,792)	(301,912)	(587,880)	194.72%
Other non-operating expenses, net	(79,464)	(32,500)	(46,964)	144.50%
Provision for income taxes	-	-	-	0.00%
Net loss, including noncontrolling interest	(620,808)	(1,503,990)	883,182	-58.72%
Noncontrolling interest	4,350	-	4,350	100.00%
Net loss attributable to FOXO	(616,458)	(1,503,990)	887,532	-59.01%
Preferred stock dividends -undeclared and deemed dividends	(487,034)	(656,164)	169,130	-25.78%
Net loss to common stockholders	$(1,103,492)	$(2,160,154)	$1,056,662	-48.92%

Net revenues. Net revenues were $3.2 million for the three months ended March 31, 2025, compared to $7,180 for the three months ended March 31, 2024. Myrtle, acquired on June 14, 2024 and RCHI, acquired on September 10, 2024, contributed $0.5 million and $2.7 million of the net revenues, respectively. Labs and Life’s net revenues were $8,489 and $7,180 for the three months ended March 31, 2025 and 2024, respectively.

Direct Costs of Revenues. Direct costs of revenues were $1.9 million for the three months ended March 31, 2025. There were no direct costs of revenues for the three months ended March 31, 2024. The direct costs of revenue for the three months ended March 31, 2025 resulted from the direct costs of Myrtle and RCHI, which were acquired on June 14, 2024 and September 10, 2024, respectively.

Research and Development. Research and development expenses were $30,000 for the three months March 31, 2025, compared to $0.2 million for the three months ended March 31, 2024. The decrease was due to research and development projects that are no longer ongoing.

Management Contingent Share Plan. Management Contingent Share Plan expense was $18,878 for the three months ended March 31, 2025 compared to an expense of $32,551 for the three months ended March 31, 2024. The expense for the three months ended March 31, 2025 resulted from the partial vesting of the 333 Management Contingent Share Plan shares that remain outstanding under the plan. These shares fully vest on September 15, 2027. During the three months ended March 31, 2024, 1,500 shares partially vested, offset by 67 shares that were forfeited under the plan.

Selling, General and Administrative. Selling, general and administrative expenses were $2.8 million for the three months ended March 31, 2025, compared to $1.0 million for the three months ended March 31, 2024. The increase of $1.8 million, or 179.78%, was primarily due to $1.6 million of selling general and administrative expenses of Myrtle, acquired on June 14, 2024, and RCHI, acquired on September 10, 2024.

Change in Fair Value of Warrant Liabilities. The fair value of the warrant liabilities decreased by $31,594 for the three months ended March 31, 2025, compared to a decrease in fair value of $9,090 for the three months ended March 31, 2024. The change was attributable to a reduction in the quoted price of the Public Warrants at March 31 2025 versus March 31, 2024. The warrants are listed on the OTC Pink Marketplace.

Gain from Extinguishment of Senior PIK Notes. During the three months ended March 31, 2025, we exchanged $5.4 million of Senior PIK Notes, which included $1.9 million of accrued interest, for $3.5 million of stated value of our Series B Preferred Stock resulting in a gain of $1.9 million.

Interest Expense. Interest expense was $0.9 million for the three months ended March 31, 2025 compared to $0.3 million for the three months ended March 31, 2024. The increase was attributable to the increase in notes payable during the three months ended March 31, 2025 compared to the 2024 period.

Other Non-Operating Expenses, Net. Other non-operating expenses, net were $0.1 million for the three months ended March 31, 2025, compared to other non-operating expenses, net of $32,500 for the three months ended March 31, 2024. The other non-operating expenses, net in the three months ended March 31, 2025 resulted primarily from $0.2 million of penalties and interest for nonpayment of payroll taxes, partially offset by hospital cafeteria income of $0.1 million. The other non-operating expenses, net in the three months ended March 31, 2024 were for other taxes.

Net Loss Attributable to FOXO. Net loss attributable to FOXO was $0.6 million for the three months ended March 31, 2025 compared to a loss of $1.5 million for the three months ended March 31, 2024. The $0.9 million improvement was primarily due to the gain from extinguishment of Senior PIK Notes of $1.9 million, partially offset by an increase in loss from operations of $0.4 million and an increase in interest expense of $0.6 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Additionally, we recorded $0.5 million of undeclared and deemed dividends from the issuances of preferred stock and the triggers of the down round provisions of the Assumed Warrants in the three months ended March 31, 2025 compared to deemed dividends of $0.7 million related to the triggers of the down round provisions and extension of the Assumed Warrants during the three months ended March 31, 2024. The undeclared and deemed dividends resulted in net loss to common stockholders of $1.1 million and $2.2 million for the three months ended March 31, 2025 and 2024, respectively.

Analysis of Segment Results:

The following is an analysis of our results by reportable segment for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The primary earnings/loss measure used for assessing reportable segment performance is segment income/loss defined as earnings/loss before interest, income taxes, and depreciation and amortization not associated with a specific segment. Segment income/loss by reportable segment also excludes corporate and other costs, including management, IT, and overhead costs. For further information regarding our reportable business segments, please refer to the accompanying unaudited condensed consolidated financial statements and related notes.

Healthcare

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Change in $	Change in %
Total revenues	$3,161,431	$-	$3,361,431	NM	%
Operating expenses	(4,010,379)	-	(4,010,379)	NM	%
Noncontrolling interest	4,350	-	4,350	NM	%
Segment Loss	$(844,598)	$-	$(844,598)	NM	%

NM = Not Meaningful

Net revenues. Net revenues were $3.2 million for the three months ended March 31, 2025 and represent the net revenues of Myrtle of $0.5 million and the net revenues of RCHI of $2.7 million. Myrtle was acquired on June 14, 2024 and of RCHI was acquired on September 10, 2024. Our healthcare segment began with the acquisition of Myrtle.

Segment Loss. Segment Loss was $0.8 million for the three months ended March 31, 2025 and represents the losses of Myrtle and RCHI.

Labs and Life

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Change in $	Change in %
Total revenues	$8,489	$7,180	$1,309	18.23%
Operating expenses	(31,494)	(166,630)	(135,136)	81.10%
Segment Loss	$(23,005)	$(159,450)	$(136,445)	85.57%

Net revenues. Net revenues were $8,489 for the three months ended March 31, 2025 compared to $7,180 for the three months ended March 31, 2024, an increase of $1,309 from royalty income.

Segment Loss. Segment loss decreased to $23,005 for the three months ended March 31, 2024 from $0.2 million for the three months ended March 31, 2024. The decrease was driven by research and development projects that are no longer ongoing.

Liquidity and Capital Resources

We had cash and cash equivalents of $16,907 and $68,268 as of March 31, 2025 and December 31, 2024, respectively. We have incurred net losses since our inception. For the three-months ended March 31, 2025 and 2024, we incurred net losses to common stockholders of $1.1 million and $2.2 million, respectively. As of March 31, 2025, we had a working capital deficit of $25.5 million. We expect to incur additional losses in future periods. Our current revenue and operating cash flow is not adequate to fund our operations in the next twelve months and requires us to fund our business through other sources until the time we achieve adequate scale. Securing additional capital is necessary to execute our business strategy.

Private Placements

During the fourth quarter of 2023, we entered into the Strata Purchase Agreement with ClearThink, as supplemented by that certain Supplement to Strata Purchase Agreement, dated as of October 13, 2023, by and between us and ClearThink. On August 13, 2024, we entered into Amendment No. 1 to the Strata Purchase Agreement pursuant to which the commitment amount was increased from $2.0 million to $5.0 million. On May 15, 2025, we amended and restated the Strata Purchase Agreement to extend the maturity date to June 30, 2026 and improve and simplify the Purchase Price to define the price per share of Common Stock purchased shall equal 90% of the average of the two (2) lowest daily VWAP during the Valuation Period.

Third Party Promissory Notes Payable

During the year ended December 31, 2024, we issued to third parties 17 promissory notes with principal balances totaling $5.0 million and one-time interest expense totaling $0.1 million and we received net cash proceeds from the issuances totaling $4.1 million. During the year ended December 31, 2024, we exchanged $2.2 million of the promissory notes issued in 2024 for 2,464 shares of our Series A Preferred Stock with a stated value of $1,000 per share. In addition, during the year ended December 31, 2024, $0.6 million of the principal balances of three of the promissory notes issued during 2024 and $61,745 of associated accrued interest were converted into 208,082 shares of our Class A Common Stock pursuant to the conversion terms of such notes. During the three months ended March 31, 2025, $0.7 million principal balance of the third-party notes issued in 2024, including accrued interest, were converted and exchanged into 332,431 shares of our Class A Common Stock.

During the three months ended March 31, 2025, we entered into nine third party promissory notes with principal balances totaling $1.1 million and one-time interest expense totaling $0.1 million and we received net cash of $1.0 million. In addition, in February 2025, the Western Note Payable (the “Western Note”), which we assumed when we acquired SCCH, was sold to a new holder and it was amended and restated. Per the terms of the amendment and restatement, the principal balance of the note, which included previously accrued interest expense, totaled $1.1 million, the maturity date is February 26, 2026 and the note is convertible into shares of the Company’s Class A Common Stock at a conversion price equal to 90% of the average VWAP for the five trading days prior to conversion. During the three months ended March 31, 2025, we issued 100,000 shares of our Class A Common Stock upon conversion of $0.1 million principal balance of the Western Note.

At March 31, 2025, $2.8 million of the outstanding principal balance and $0.2 million of associated one-time accrued interest of 13 third-party promissory notes were convertible into 2.5 million shares of our Class A Common Stock per the conversion terms the notes. Three other promissory notes outstanding at March 31, 2025, were convertible but only in the event of an event of default as that term is defined in the applicable agreements and three other outstanding third party promissory notes are not convertible. As of March 31, 2025, the total principal balance of third-party promissory notes payable as presented on the accompanying unaudited condensed consolidated balance sheet was $2.6 million, which was net of $0.8 million of debt discounts. In addition, $0.3 million of accrued interest was owed on these notes. Each of these notes is more fully discussed in the footnotes to the accompanying unaudited condensed consolidated financial statements.

Related Party Promissory Notes Payable

On September 10, 2024, we issued a note payable that had a maturity date of September 10, 2026 to RHI in the principal amount of $22.0 million for the purchase of RCHI. During December, 2024, we exchanged $21.0 million of the promissory note owed to RHI for 21,000 shares of our Series A Preferred Stock with a stated value of $1,000 per share and we issued to RHI a new promissory note in the principal amount of $1.0 million due on June 5, 2025.

In addition, we have outstanding a note payable to RHI in the amount of $0.3 million for the purchase of Myrtle, a note payable to RHI in the original amount of $1.6 million, which was the amount owed by Myrtle to RHI on the date that we acquired Myrtle, which balance has been reduced to $0.9 million as of March 31, 2025, and we have outstanding at March 31, 2025, three additional promissory notes payable to related parties totaling $0.8 million.

Each of these notes is more fully discussed in the footnotes to the accompanying unaudited condensed consolidated financial statements.

Preferred Stock

In addition to the issuances of shares of Series A Preferred Stock for the exchange of third party and RHI notes payable as discussed above, during the year ended December 31, 2024, we issued 120 shares of our Series C Preferred Stock with a stated value of $1,000 per share for net cash proceeds of $0.1 million and we issued 4,311.7 shares of our Series D Preferred Stock with a stated value of $1,000 per share for $4.2 million of accounts payable and accrued expenses. During December 2024, 924 shares of our Series A Preferred Stock were converted into 357,330 shares of our Class A Common Stock and during the three months ended March 31, 2025, 308 shares of our Series A Preferred Stock were converted into 146,015 shares of our Class A Common Stock.

On February 28, 2025, an investor purchased 60 shares of Series C Preferred Stock for net cash proceeds of $44,825 and in doing so exchanged 50 shares of Series B Preferred Stock for 75 shares of Series C Preferred Stock.

On April 12, 2025, we issued 375 shares of Series A Preferred Stock to an institutional investor in return for gross proceeds of $325,000. On April 15, 2025, we issued an additional 275 shares of Series A Preferred Stock to the institutional investor for gross proceeds of $275,000, on May 8, 2025, we issued an additional 550 shares of Series A Preferred Stock to the institutional investor for gross proceeds of $550,000 and on May 19, 2025, we issued an additional 550 shares of Series A Preferred Stock to the institutional investor for gross proceeds of $550,000.

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

Based on our current operating plan, our cash position as of March 31, 2025, and after taking into account the actions described above, we do not expect to be able to fund our operations through 2025 without the need for additional financing or other increases in our cash and cash equivalents balance to enable us to fund our future operations.

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

The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The following table presents our capital resources as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024	Change

Cash	$16,907	$68,268	$(51,361)
Working capital deficit	(25,462,974)	(29,846,195)	4,383,223
Total debt, net of discounts of $841,572 and $678,925	6,000,921	10,219,905	(4,218,985)
Total stockholders’ equity	9,652,846	5,271,811	4,381,035

Cash Flows

The following table summarizes our cash flow data for the three months ended March 31, 2025 and 2024:

	Cash Provided by/ (Used in)
Three Months Ended March 31,	2025	2024
Operating Activities	$(1,337,591)	$(406,302)
Investing Activities	$-	$-
Financing Activities	$1,286,230	$370,720

Operating Activities

The net cash used in operations in the three months ended March 31, 2025 was $1.3 million, or $0.9 million more than the $0.4 million of cash used in operations during the three months ended March 31, 2024. While the net loss, including noncontrolling interest, improved to $0.6 million in the three months ended March 31, 2025 compared to a net loss, including noncontrolling interest of $1.5 million for the three months ended March 31, 2024, $1.9 million of the improvement was due to the noncash gain from extinguishment of the Senior PIK Notes. Excluding the noncash gain from extinguishment of the Senior PIK Notes, the net loss, including noncontrolling interest, was $2.5 million or $1.0 million more than the comparable 2024 period resulting in more cash used in operations in the three months ended March 31, 2025.

Investing Activities

We did not have cash flows from investing activities in the three months ended March 31, 2025 and March 31, 2024.

Financing Activities

Net cash provided by financing activities for three months ended March 31, 2025 was $1.3 million compared to $0.4 million for the three months ended March 31, 2024. Net cash provided by financing activities for the three months ended March 31, 2025, included $1.0 million and $0.3 million from the issuances of third party notes payable and borrowings under a related party note payable, respectively, $0.3 million from other loans and $44,825 from the issuance of shares of preferred stock, partially offset by $0.2 million of payments on other loans and $46,322 of payments of a note payable. Net cash provided by financing activities for the three months ended March 31, 2024, included $0.4 million from promissory notes.

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

Critical Accounting Policies

The preparation of the consolidated financial statements and related notes included under “Item 1. Financial Statements” and related disclosures in conformity with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires the selection of the appropriate accounting principles to be applied and the judgments and assumptions on which to base accounting estimates, which affect the reported amounts of assets and liabilities as of the date of the balance sheets, the reported amounts of revenue and expenses during the reporting periods, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time such estimates are made. Actual results and outcomes may differ materially from our estimates, judgments, and assumptions. We periodically review our estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate.

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

During the three months ended March 31, 2025, estimated contractual allowances and implicit price concessions of $17.5 million have been recorded as reductions to revenues and accounts receivable balances to enable the Company to record its revenues and accounts receivable at the estimated amounts it expects to collect. As required by Topic 606, after estimated contractual allowances and implicit price concessions to the health care segment’s revenues for the three months ended March 31, 2025, the Company recorded healthcare net revenues of $3.2 million. Myrtle and SCCH were acquired on June 14, 2024 and September 10, 2024, respectively, thus no revenues were recorded related to the healthcare segment in the three months ended March 31, 2024.

The Company has recorded minor amounts of revenues from its Labs and Life segment during the three months ended March 31, 2025 and 2024. The Labs and Life segment’s revenues consist of royalties based on the Company’s epigenetic biomarker research, agents’ commissions earned on the sale, servicing and placement of life insurance policies, and epigenetic testing services sold primarily to research organizations. Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company applies judgment in determining the customer’s ability and intention to pay based on a variety of factors including the customer’s historical payment experience.

Equity-Based Compensation

In 2022, we offered equity-based compensation to employees and non-employees in the form of stock options and restricted stock. We measure and recognize all equity-based payments to employees, service providers and board members at fair value. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the consolidated statements of operations based on the estimated fair value of those awards on the grant date or reporting date, if required to be remeasured, and amortized on a straight-line basis over the requisite service period. We recognize forfeitures as incurred. We utilize a Black-Scholes valuation model to estimate the fair value of stock options and this model requires the input of assumptions, including the exercise price, volatility, expected term, discount rate, and the fair value of the underlying membership or stock on the date of grant. These inputs are provided at the grant date for an equity classified award and each measurement date for a liability classified award. Equity-based compensation awards are considered granted (i) when there is a mutual understanding of key terms, (ii) we are contingently obligated to issue the options, and (iii) the option holder begins to benefit or be adversely impacted by changes in our stock price. This primarily occurs at the time the stock option agreements are executed. The fair value of each stock option is estimated using a Black-Scholes valuation model while considering the respective rights of each type of stockholder. We did not grant stock options during the three months ended March 31, 2025 and 2024 however, we had forfeitures during the three months ended March 31, 2024. We also had forfeitures of restricted stock awards during the three months ended March 31, 2024.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which requires enhanced annual disclosures for specific categories in the rate reconciliation and income taxes paid disaggregated by federal, state and foreign taxes. ASU 2023-09 is effective for public business entities for annual periods beginning on January 1, 2025. We plan to adopted ASU 2023-09 effective January 1, 2025 and will apply a retrospective approach to all prior periods presented in our annual financial statements for the year ended December 31, 2025. We do not believe the adoption of this new standard will have a material effect on our disclosures.

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

Factors That May Adversely Affect our Results of Operations

Our results of operations may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, Medicare and Medicaid cost reimbursement, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, a resurgence of the COVID-19 pandemic and/or the emergence of new variants or new pandemics and cyber security risks. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business.

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

In our Annual Report on Form 10-K for the year ended December 31, 2024, we identified material weaknesses in our internal control over financial reporting. Insufficient staffing, accounting processes and procedures led to a lack of contemporaneous documentation supporting the accounting for certain transactions. There are risks related to the timing and accuracy of the integration of information from our various accounting systems. Based on these material weaknesses in internal control over financial reporting, management concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2024. As of March 31, 2025, we concluded that these material weaknesses continued to exist.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2025.

Notwithstanding such material weaknesses, management believes that the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods and dates presented.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time-to-time, the Company may be involved in a variety of claims, lawsuits, investigations and proceedings related to contractual disputes, employment matters, regulatory and compliance matters, intellectual property rights and other litigation arising in the ordinary course of business. The Company operates in a highly regulated industry which may inherently lend itself to legal matters. Management is aware that litigation has associated costs and that results of adverse litigation verdicts could have a material effect on the Company’s financial position or results of operations. Management, in consultation with legal counsel, has addressed known assertions and predicted unasserted claims, which are presented in Note 14 to the accompanying unaudited condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our 2024 Form 10-K, which could materially affect our business, financial condition, or future results. There have been no material changes to the risk factors previously disclosed in our 2024 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares Issued Under Smithline Exchange Agreement

The Company issued 119,103 shares of Class A Common Stock in January 2025, 75,350 shares of Class A Common Stock in February 2025, and 134,050 shares of Class A Common Stock in March 2025 pursuant to the Exchange Agreement dated May 28, 2024 with Smithline Family Trust II.

The securities issued above were made in reliance upon the exemption from securities registration afforded by Section 3(a)(9) of the Securities Act.

Convertible Promissory Notes and Commitment Shares

On January 21, 2025, we entered into a Securities Purchase Agreement with 1800 Diagonal, pursuant to which we issued to 1800 Diagonal a convertible promissory note in the initial principal amount of $168,728. The note has a beneficial ownership limitation of 4.99%.

On January 28, 2025, we entered into a Securities Purchase Agreement with ClearThink, pursuant to which we issued to ClearThink a convertible promissory note in the initial principal amount of $121,000 and 6,250 shares of Class A Common Stock are issuable as inducement shares to ClearThink. The note has a beneficial ownership limitation of 4.99%.

On February 24, 2025, we entered into a Securities Purchase Agreement with 1800 Diagonal, pursuant to which we issued to 1800 Diagonal a convertible promissory note in the initial principal amount of $112,746. The note has a beneficial ownership limitation of 4.99%.

On January 7, 2025, we entered into a Securities Purchase Agreement with Jefferson Street Capital LLC (“JSC”) pursuant to which we agreed to issue to JSC convertible promissory notes in the principal amount of up to $1,650,000 and up to a total number of shares of the Company’s Class A Common Stock as a commitment fee equal to 10% of the purchase price of each of the notes divided by the average VWAP of the Common Stock during the five Trading Days (as defined in the notes) prior to the issuance date of the respective notes. The per share conversion price into which principal and interest under each note is convertible into shares of the Company’s Class A Common Stock equals the higher of (i) $0.01 or (ii) the 90% of the lowest daily VWAP on any trading day during the five trading days prior to the respective conversion date. On January 7, 2025, the Company issued to JSC a convertible promissory note in the principal amount of $291,500 and 8,696 commitment shares of the Company’s Class A Common Stock were issued pursuant to this issuance. On March 6, 2025, the Company issued to JSC a convertible promissory note in the principal amount of $147,015 and 7,160 commitment shares of the Company’s Class A Common Stock were issued pursuant to this issuance.

The securities issued above were made in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investors. There were no sales commissions paid pursuant to these transactions.

Convertible Note Offering

On February 27, 2025, the Company’s Board of Directors approved a convertible promissory note offering of up to $1.5 million of convertible promissory notes.

Three notes were issued on February 27, March 4, and March 7, 2025, respectively, pursuant to this totalling $302,500 and 25,000 commitment shares of the Company’s Class A Common Stock are issuable pursuant to these note issuances.

The securities issued above were made in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investors.

Shares Issued Pursuant to Note Conversions

On January 2, 2025, ClearThink was issued 65,248 shares of Class A Common Stock pursuant to a note conversion.

On January 15, 2025, we issued 4,334 shares of our Class A Common Stock in exchange for the balance of our promissory note issued to LGH Investments on April 3, 2024.

In January 2025, we issued 118,650 shares of our Class A Common Stock in exchange for the balance of our promissory note issued to 1800 Diagonal on July 22, 2024.

The securities issued above were made in reliance upon the exemption from securities registration afforded by Section 3(a)(9) of the Securities Act.

Shares Issued Pursuant to Finder’s Fee Agreement

On January 13, 2025, we issued to J.H. Darbie & Co., Inc. 21,286 shares of Class A Common Stock pursuant to the Finder’s Fee Agreement and 1,587 share of Class A Common Stock were issued for services provided under a placement agreement.

The securities issued above were made in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investor. There were no sales commissions paid pursuant to this transaction.

Shares Issued Pursuant to Exchange Agreements

On January 3, 2024, we issued to ClearThink a promissory note in the principal amount of $75,000. On January 3, 2025, we entered into an Exchange Agreement with ClearThink pursuant to which the note was exchanged for 32,475 shares of Class A Common Stock.

On January 30, 2024, we issued to ClearThink a promissory note in the principal amount of up to $750,000 ($408,000 of which funded). On January 10, 2025, we entered into an Exchange Agreement with ClearThink pursuant to which $200,000 owing under the note was exchanged for 77,322 shares of Class A Common Stock. On January 27, 2025, we entered into an Exchange Agreement with ClearThink pursuant to which $250,000 owing under the note was exchanged for 96,652 shares of Class A Common Stock. On March 18, 2025, we entered into an Exchange Agreement with ClearThink pursuant to which the remaining $241,380 owing under the note was exchanged for 160,920 shares of Class A Common Stock.

The securities issued above were made in reliance upon the exemption from securities registration afforded by Section 3(a)(9) of the Securities Act.

Shares Issued Pursuant to Silverback Note

On August 10, 2021, SCCH and RHI issued a convertible promissory note to Western Healthcare, LLC in the principal amount of $1,583,007. On February 26, 2025, the outstanding balance of the note was assigned/sold by Western Healthcare, LLC to Silverback Capital Corporation. We have assumed all obligations and liabilities under the note by issuing the Amended and Restated Convertible Promissory Note in the principal amount of $1,080,357 issued to the Silverback (the “Silverback Note”). The Silverback Note is convertible, in whole or in part, into shares of Common Stock, at 90% (representing a discount rate of 10%) multiplied by the average VWAP of the five trading days immediately prior to the date the Conversion Notice is tendered by the holder. The Silverback Note shall bear no interest and the principal will be due and payable on February 26, 2026.

As of May 15, 2025, we had issued an aggregate of 633,160 shares of Common Stock to Silverback pursuant to conversions of the Silverback Note and a balance of $496,662.01 remains outstanding.

The securities issued above were made in reliance upon the exemption from securities registration afforded by Section 3(a)(9) of the Securities Act.

Shares Issued Pursuant to Series A Conversions

On January 2, 2025, a holder of Series A Preferred Stock was issued 104,831 shares of Class A Common Stock pursuant to the conversion of 271.1535 shares of Series A Preferred Stock.

In February 2025, a holder of Series A Preferred Stock was issued 146,015 shares of Class A Common Stock pursuant to the conversions of 308 shares of Series A Preferred Stock.

The securities issued above were made in reliance upon the exemption from securities registration afforded by Section 3(a)(9) of the Securities Act.

Series B Preferred Stock Issuances

On January 17, 2025, a shareholder of the Company acted by way of non-unanimous majority written consent action (in lieu of a special meeting of stockholders) to approve the automatic exchange of Senior PIK Notes. Effective as of 5:00 pm Eastern Time on January 22, 2025, the automatic exchange was completed and an aggregate of 3,457.5 shares of Series B Preferred Stock were issued to the holders of Senior PIK Notes and the Senior PIK Notes were cancelled and satisfied in full.

The securities issued above were made in reliance upon the exemption from securities registration afforded by Section 3(a)(9) of the Securities Act.

Series C Preferred Stock Issuances

On February 28, 2025 a previous holder of Senior PIK Notes purchased 60 shares of Series C Preferred Stock for $50,000 and, in doing so, exchanged 50 shares of Series B Preferred Stock for 75 shares of Series C Preferred Stock.

The securities issued above were made in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act and Section and 3(a)(9) of the Securities Act, based in part on the representations of the investors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

Amended and Restated Strata Purchase Agreement

On May 15, 2025, we entered into the Amended and Restated Strata Purchase Agreement with ClearThink. The agreement amends and restates the Strata Purchase Agreement dated October 13, 2023, as amended, with ClearThink. Pursuant to the agreement, the definition of “Purchase Price” was amended to “the price per share of Common Stock purchased shall equal 90% of the average of the two (2) lowest daily VWAP during the Valuation Period (in each case, to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction that occurs on or after the date of this Agreement).” The definition of “Maturity Date” was also amended to June 30, 2026. A copy of the agreement is attached hereto as Exhibit 10.1.

Amended Certificate of Designation

On May 16, 2025, we filed an amendment to our Certificate of Incorporation (the “Certificate of Incorporation”), in the form of Amendments to the Certificates of Designation (the “Amended Designations”) of our previously designated “Series B Cumulative Convertible Redeemable Preferred Stock” (the “Series B Preferred Stock”) and “Series C Cumulative Convertible Redeemable Preferred Stock” (the “Series C Preferred Stock”). The Amended Designations remove Section 6(e), which was the right to an automatic conversion at the two-year anniversary from issuance, which, if retained, could mean the value issued being treated as a liability on our balance sheet. Removing this automatic conversion right means we will treat the issued shares as equity.

Copies of the Amended Designations are attached hereto as Exhibits 3.1 and 3.2.

Rule 10b5-1 Arrangements

During the quarter ended March 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description	Included	Form	Referenced Exhibit	Filing Date
3.1	Amendment to the Certificate of Designation (Series B Preferred Stock) filed with the Delaware Secretary of State on May 16, 2025	Filed Herewith

3.2	Amendment to the Certificate of Designation (Series C Preferred Stock) filed with the Delaware Secretary of State on May 16, 2025	Filed Herewith

10.1	Amended and Restated Strata Purchase Agreement dated May 15, 2025	Filed Herewith

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1#	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350.	Furnished Herewith

101.INS	Inline XBRL Instance Document.	Filed Herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed Herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed Herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed Herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed Herewith

#	This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOXO TECHNOLOGIES INC.

Date: May 20, 2025	/s/ Seamus Lagan
	Name:	Seamus Lagan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2025	/s/ Martin Ward
	Name:	Martin Ward
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

