Form 10-Q/A
period 2025-03-31
FOXO TECHNOLOGIES INC.
filed 2025-08-19
CIK 1812360

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

As of May 16, 2025, there were 3,321,429 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) of the registrant issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of FOXO Technologies Inc. (the “Company”) for the three months ended March 31, 2025 filed with the Securities and Exchange Commission on May 20, 2025 (the “Original 10-Q”). On August 14, 2025, after review and consideration of the errors described below, the Board of Directors of the Company (the “Board”) concluded that the Company’s financial statements for the three months ended March 31, 2025 (the “March 31, 2025 Financial Statements”) could no longer be relied upon as being in compliance with generally accepted accounting principles. Accordingly, the Company is restating the March 31, 2025 Financial Statements.

On August 14, 2025, the Board concluded that the March 31, 2025 Financial Statements should no longer be relied upon because of an error in those financial statements relating to the Company’s accounting for measurement-period purchase price consideration owed in connection with the Company’s acquisition on September 10, 2024 of Rennova Community Health, Inc. (“RCHI”) from Rennova Health, Inc. (“RHI”). In connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2025, the Company determined that certain measurement-period purchase price consideration that had been settled as of March 31, 2025, should have been recorded in its financial statements at March 31, 2025 under the terms of the purchase agreement as follows:

On June 10, 2024, the Company entered into a stock exchange agreement dated June 10, 2024, (the “RCHI Agreement”), as amended and restated on September 10, 2024 (the “RCHI SEA”), which provided for RHI to exchange all of the outstanding shares of its subsidiary RCHI, including RCHI’s subsidiary Scott County Community Hospital, Inc. (“SCCH”), for a combination of equity and debt of the Company.

Per the terms of the RCHI SEA, in the event that the Company at any time after June 10, 2024 and during the twelve months thereafter, entered into any agreement or settlement agreement with any pre-existing holder of debt or other liability owed by the Company above $5.0 million (cumulative) then the consideration payable to RHI shall increase on a dollar-for-dollar basis for the aggregate settlement amount above $5.0 million. As of the September 10, 2024 acquisition date, the full scope of the Company’s obligations to pre-existing debt holders or other creditors was not determinable, as negotiations with creditors and debt holders remained open and unresolved. However, as of March 31, 2025, the Company had fully settled $5.1 million of cumulative debts and liabilities above $5.0 million, so the Company should have recorded the additional purchase price consideration of $5.1 million for those completed settlements as a liability in its financial statements at March 31, 2025.

Accounting Standards Codification 805-10-25-13 through 25-20, states a business combination allows for a measurement period of up to one year following the acquisition date to adjust provisional amounts based on new information about facts and circumstances that existed as of the acquisition date. The obligation to increase the purchase price consideration based on settlements with pre-acquisition debt holders and creditors represents a contingent liability that:

1.	Existed as of the acquisition date- as the debts were pre-existing and known in general terms.

2.	The total liability payable could not be reasonably estimated at the time of acquisition due to ongoing negotiations, an expectation that the numbers payable would change and lack of final payment or settlement. In fact, the liability only materialized at the time of settlement/payment as has been demonstrated by several adjustments at that point for some of the qualifying liabilities.

3.	It was based on terms outlined in the acquisition agreement, which anticipated measurement at one-year post-acquisition. It was expected that all matters could be resolved and finalized in one year, but that time frame has proved ambitious with a number of identified items remaining open past the one-year timeframe.

4.	Was resolved within the measurement period via settlement agreements that reflected facts and circumstances that existed as of the acquisition date but often reflected an adjustment (to the advantage of the Company) from the liability in our records.

Based on the accounting guidance noted above, the Company is amending this Quarterly Report on Form 10-Q for the three months ended March 31, 2025 to record the portion of the provisional purchase price obligation that was settled as of March 31, 2025. The settlement amount of $5.1 million has been recorded at March 31, 2025 as an increase in goodwill and a payable to RHI for the purchase of RCHI.

The correction of the error impacted the unaudited condensed consolidated balance sheet, the acquisition footnote, the related parties’ payables and accrued expenses footnote, the supplemental disclosure of cash flow information and the disclosure of working capital deficit in the footnotes and in Management Discussion and Analysis at March 31, 2025. The correction of the error did not impact the statement of operations, stockholders’ equity, total cash flows, net loss or comprehensive loss.

The effect of the restatement on the Company’s unaudited condensed consolidated balance sheet as of March 31, 2025 is as follows:

Unaudited Condensed Consolidated Balance Sheets Data

	As Previously Reported March		As Restated March
	31, 2025	Correction	31, 2025

Assets
Total current assets	$3,194,691	$-	$3,194,691
Goodwill	25,463,948	5,132,928	30,596,876
Other long terms assets	13,219,813		13,219,813
Total assets	$41,878,452	$5,132,928	$47,011,380

Liabilities and Stockholders’ Equity
Current liabilities
Related parties’ payables and accrued expenses	$1,841,883	5,132,928	$6,974,811
Other current liabilities	26,815,782	-	26,815,782
Total current liabilities	28,657,665	5,132,928	33,790,593
Noncurrent liabilities	3,567,941	-	3,567,941
Total liabilities	32,225,606	5,132,928	37,358,534
Commitments and contingencies
Stockholders’ equity
Total stockholders’ equity	9,652,846	-	9,652,846
Total liabilities and stockholders’ equity	$41,878,452	$5,132,928	$47,011,380

The Effect on the Acquisition Footnote is as Follows:

Acquisition of RCHI

	As Previously Reported at March 31, 2025	Correction	As Restated at March 31, 2025
Initial purchase price	$22,000,100	$-	$22,000,100
Additional purchase price	-	5,132,928	5,132,928
Total purchase price	$22,000,100	$5,132,928	$27,133,028
Tangible and intangible assets acquired, net of liabilities assumed at fair value:
Tangible and intangible assets acquired	$14,274,919	$-	$14,274,919
Liabilities assumed	(15,864,997)	-	(15,864,997)
Assets acquired, net of liabilities assumed	(1,590,078)	-	(1,590,078))
Goodwill	$23,590,178	$5,132,928	$28,723,106

The Effect on the Related Parties’ Payables and Accrued Expenses Footnote is as Follows:

	As Previously Reported at March 31, 2025	Correction	As Restated at March 31, 2025
Payable to RHI for purchase of RCHI	$-	$5,132,928	$5,132,928
Total other related parties’ payable and accrued expenses	1,841,883	-	1,841,883
Total related parties’ payables and accrued expenses	$1,841,883	$5,132,928	$6,974,811

Correction of Supplement Cash Flow Information:

	As Previously Reported March 31, 2025	Correction	As Restated March 31, 2025

Purchase of RCHI	$-	$5,132,928	$5,132,928
Payable to RHI for purchase of RCHI	$-	$5,132,928	$5,132,928

Revision to Working Capital Deficit Disclosure:

Working capital deficit	$(25,462,974)	$(5,132,928)	$(30,595,902)

In addition, due to a scrivener’s error, the line items for notes payable and the notes payable related parties amounts were inadvertently switched on the unaudited condensed consolidated balance sheet in the Original10-Q. The amount reflected on the notes payable line item of $2,945,950 should have been $2,587,513 and the amount reflected on the notes payable related party line item of $2,587,513 should have been $2,945,950. The error has been corrected on the March 31, 2025 unaudited condensed consolidated balance sheet included herein.

As a result of the correction of the errors, changes have been made to Part I, Item 1 (Financial Statements) and Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations). As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company’s Chief Executive Officer and Interim Chief Financial Officer is providing currently dated certifications, set forth in Exhibits 31.1, 31.2 and 32.1 to this Amendment. Thus, the Company hereby amends Part I, Items 1 and 2 of the Original Filing and adds such currently dated certificates and updated XBRL as Exhibits.

Except as disclosed above and as noted below regarding the July 27, 2025 reverse stock split, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original 10-Q.

Reverse Stock Split

As more fully described in Note 3, the Company effected a 1-for-10 reverse stock split on April 28, 2025 such that every 10 shares of the Company’s Class A Common Stock were combined into one share of the Company’s Class A Common Stock. Subsequent to filing the Original 10-Q, on July 17, 2025, the Company’s board of directors (pursuant to previously-obtained shareholder approval) approved the implementation of a 1-for-1.99 reverse stock split, such that every 1.99 shares of the Company’s Class A Common Stock will be combined into one issued and outstanding share of the Company’s Class A Common Stock, with no change in the $0.0001 par value per share. The 1-for-1.99 reverse stock split was effected on July 27, 2025.

All share information included in the Original 10-Q reflected the April 28, 2025 reverse stock split as if it had occurred at the earliest period presented. All share information included in this Amendment No. 1 has been updated to reflect the July 27, 2025 reverse stock split as if it occurred as of the earliest period presented.

FOXO TECHNOLOGIES INC.

FORM 10-Q/A FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOXO technologies inc. and subsidiaries

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024

Assets
Current assets
Cash and cash equivalents	$16,907	$68,268
Accounts receivable, net	2,654,901	2,270,957
Supplies	188,387	161,466
Prepaid expenses	188,866	291,011
Other current assets	145,630	89,564
Total current assets	3,194,691	2,881,266
Property and equipment, net	328,030	364,481
Intangible assets, net	9,011,897	9,015,556
Goodwill	30,596,876	25,463,948
Right-of-use assets	3,879,886	3,982,820
Total assets	$47,011,380	$41,708,071

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,315,741	$6,677,281
Accrued expenses	13,101,897	13,521,416
Notes payable	2,587,513	7,279,724
Related parties’ notes payable	2,945,950	2,671,924
Related parties’ payables and accrued expenses	6,974,811	1,941,385
Other loans	467,458	268,257
Right-of-use lease obligations	397,223	367,474
Total current liabilities	33,790,593	32,727,461
Warrant liabilities	9,652	41,246
Right-of-use lease obligations, non-current	3,558,289	3,667,553
Total liabilities	37,358,534	36,436,260
Commitments and contingencies (Note 14)
Stockholders’ equity
Series A Preferred Stock, $0.0001 par value and $1,000 stated value per share; 35,000 shares authorized, 22,232 and 22,540 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2	2
Series B Preferred Stock, $0.0001 par value and $1,000 stated value per share; 7,500 shares authorized, 3,308 and 0 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	-	-
Series C Preferred Stock, $0.0001 par value and $1,000 stated value per share; 5,000 shares authorized, 405 and 120 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	-	-
Series D Preferred Stock, $0.0001 par value and $1,000 stated value per share; 10,000 shares authorized, 4,312 and 4,312 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1	1
Class A Common Stock, $0.0001 par value, 500,000,000 shares authorized, 1,720,330 and 1,183,942 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	173	119
Additional paid-in capital	201,038,611	195,864,697
Accumulated deficit	(191,329,650)	(190,541,067)
Total FOXO stockholders’ equity	9,709,137	5,323,752
Noncontrolling interest	(56,291)	(51,941)
Total stockholders’ equity	9,652,846	5,271,811
Total liabilities and stockholders’ equity	$47,011,380	$41,708,071

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Foxo Technologies INc. and subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2025	2024
Net revenues	$3,169,920	$7,180
Operating expenses:
Direct costs of revenue	1,903,936	-
Research and development	30,000	165,360
Management contingent share plan	18,878	32,551
Selling, general and administrative	2,764,086	987,937
Total operating expenses	4,716,900	1,185,848
Loss from operations	(1,546,980)	(1,178,668)
Change in fair value of warrant liabilities	31,594	9,090
Interest expense	(889,792)	(301,912)
Gain from extinguishment of Senior PIK Notes	1,863,834	-
Other non-operating expense, net	(79,464)	(32,500)
Total non-operating income (expense), net	926,172	(325,322)
Loss before income taxes	(620,808)	(1,503,990)
Provision for income taxes	-	-
Net loss, including noncontrolling interest	(620,808)	(1,503,990)
Noncontrolling interest	4,350	-
Net loss attributable to FOXO	(616,458)	(1,503,990)
Deemed dividends from the issuances of preferred stock and the triggers of down round provisions and extension of Assumed Warrants	(172,125)	(656,164)
Net loss to common stockholders	(788,583)	(2,160,154)
Preferred stock dividends – undeclared	(314,909)	-
Net loss to common stockholders, net of preferred stock dividends – undeclared	$(1,103,492)	$(2,160,154)
Net loss per share of Class A Common Stock, basic and diluted	$(0.73)	$(4.82)

Weighted average number of shares of Class A Common Stock, basic and diluted	1,506,959	448,117

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

FOXO TECHNOLOGIES INC. and subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred		Class A Common		Additional		Total FOXO		Total
	Stock		Stock		Paid-	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	In-Capital	Deficit	Equity	Interest	Equity

Balance, December 31, 2024	26,972	$3	1,183,942	$119	$195,864,697	$(190,541,067)	$5,323,752	$(51,941)	$5,271,811
Net loss to common stockholders	-	-	-	-	-	(788,583)	(788,583)	-	(788,583)
Noncontrolling interest	-	-	-	-	-	-	-	(4,350)	(4,350)
Stock-based compensation	-	-	-	-	27,716	-	27,716	-	27,716
Common stock issued for conversions of Series A Preferred Stock	(308)	-	73,374	7	(7)	-	-	-	-
Issuances of Series B Preferred Stock in exchange for Senior PIK Notes, net of finder’s fees	3,457	-	-	-	3,282,500	-	3,282,500	-	3,282,500
Issuance of Series C Preferred Stock for cash investment, net of finder’s fees	60	-	-	-	44,825	-	44,825	-	44,825
Exchanges of Series B Preferred Stock for Series C Preferred Stock	75	-	-	-	-	-	-	-	-
Common stock issued for conversions and exchanges of notes payable	-	-	217,302	22	828,452	-	828,474	-	828,474
Common stock issued under terms of notes payable	-	-	30,752	3	38,247	-	38,250	-	38,250
Common stock issuable under terms of notes payable	-	-	-	-	68,225	-	68,225	-	68,225
Common stock issued and issuable for finder’s fees	-	-	11,494	1	141,189	-	141,190	-	141,190
Shares issued under Corporate Development and Advisory Agreement	-	-	39,389	4	(4)	-	-	-	-
Common stock issued for legal settlement	-	-	165,077	17	570,646	-	570,663	-	570,663
Deemed dividends from issuances of preferred stock and triggers of down round provisions of Assumed Warrants	-	-	-	-	172,125	-	172,125	-	172,125
Balance, March 31, 2025	30,256	$3	1,720,330	$173	$201,038,611	$(191,329,650)	$9,709,137	$(56,291)	$9,652,846

	Preferred Stock		Common Stock (Class A)		Additional Paid-	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	In-Capital	Deficit	Interest	Total

Balance, December 31, 2023	-	$-	384,223	$38	$162,960,438	$(177,060,285)	$-	$(14,099,809)
Net loss to common stockholders	-	-	-	-	-	(2,160,154)	-	(2,160,154)
Stock-based compensation	-	-	(34)	-	102,533	-	-	102,533
Common Stock issued to KR8 under License Agreement	-	-	65,327	7	378,033	-	-	378,040
Common Stock issued under Corporate Development and Advisory Agreement	-	-	22,613	2	152,998	-	-	153,000
Common Stock issued to MSK under Shares for Services Agreement	-	-	25,680	3	48	-	-	51
Common Stock Issued to employee	-	-	2,674	-	15,694	-	-	15,694
Warrants issued for finder’s fee	-	-	-	-	17,147	-	-	17,147
Deemed dividends from trigger of down round provisions and extension of Assumed Warrants	-	-	-	-	656,164	-	-	656,164
Balance, March 31, 2024	-	$-	500,483	$50	$164,283,055	$(179,220,439)	$-	$(14,937,334)

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

The Company’s history of losses requires management to critically assess its ability to continue operating as a going concern. For the three months ended March 31, 2025 and 2024, the Company incurred a net loss to common stockholders of $0.8 million and $2.2 million, respectively. As of March 31, 2025, the Company had a working capital deficit of $30.6 million. Cash used in operating activities for the three months ended March 31, 2025 and 2024 was $1.3 million and $0.4 million, respectively. As of March 31, 2025, the Company had $16,907 available cash and cash equivalents.

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

BUSINESS COMBINATIONS

The Company follows the guidance in ASC 805, Business Combinations for determining the appropriate accounting treatment for business acquisitions. Under ASC 805, the assets acquired, and liabilities assumed are recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The excess of the purchase prices over the aggregate fair value of the tangible assets acquired and liabilities assumed is treated as goodwill in accordance with ASC 805. During the measurement period or until valuation studies are completed, the provisional amounts used for the purchase price allocation are subject to adjustments for a period not to exceed one year from the date of acquisition. Acquisition costs are expensed as incurred. The Company has completed the valuation studies for the purchases of Myrtle and RCHI with the exception of the determination of additional goodwill and any additional purchase price liability. The accounting for the acquisitions of Myrtle and RCHI are presented in Note 5.

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

Note 4 NET LOSS PER SHARE

The Company excluded the effect of the 168 and 754 shares related to the Management Contingent Share Plan outstanding and not vested as of March 31, 2025 and 2024, respectively, from the computation of basic and diluted net loss per share for the three months ended March 31, 2025 and 2024, as the conditions to trigger the vesting of the such shares had not been satisfied as of March 31, 2025 and 2024. The Management Contingent Share Plan is more fully described in Note 14 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024.

The following table sets forth the calculation of basic and diluted loss per share for the periods presented based on the weighted average number of shares of the Company’s Class A Common Stock outstanding during the three months ended March 31, 2025 and 2024:

	2025	2024
Net loss attributable to FOXO	$(616,458)	$(1,503,990)
Deemed dividends from the issuances of preferred stock and the triggers of down round provisions and extension of Assumed Warrants	(172,125)	(656,164)
Net loss to common stockholders	(788,583)	(2,160,154)
Preferred stock dividends – undeclared	(314,909)	-
Net loss to common stockholders, net of preferred stock dividends – undeclared	$(1,103,492)	$(2,160,154)
Basic and diluted weighted average number of shares of Class A Common Stock	1,506,959	448,117
Basic and diluted net loss per share available to Class A Common Stock	$(0.73)	$(4.82)

The following Class A Common Stock equivalents of the Company have been excluded from the computation of diluted net loss per common share as the effect would be antidilutive and reduce the net loss per share of Class A Common Stock:

	March 31, 2025	March 31, 2024
Preferred stock	11,773,688	-
Public and private warrants	52,155	52,155
Assumed Warrants	-	166,594
Convertible notes payable	1,239,417	-
Finder’s warrants	-	3,744
Stock options	5,264	5,685
Total antidilutive shares	13,070,524	228,178

At March 31, 2025, in addition to the common stock equivalents listed in the table above, the Company has agreed to issue: (i) up to 334,850 additional shares of its Class A Common Stock under the terms of a legal settlement as more fully discussed in Notes 14 and 16, (ii) an aggregate of 25,583 shares of its Class A Common Stock under the terms of outstanding notes payable, which are discussed in Note 9, and (iii) 62,166 shares of its Class A Common Stock for finder’s fees, which are discussed in Notes 9 and 12. See Note 16 regarding the Company’s Class A Common Stock and common stock equivalents issued and issuable subsequent to March 31, 2025.

Note 5 ACQUISITIONS AND STOCK EXCHANGE AGREEMENTS

On June 10, 2024, the Company entered into two stock exchange agreements, each with RHI.

Acquisition of Myrtle Under First Stock Exchange Agreement

The first agreement, as supplemented (the “Myrtle Agreement”), provided for RHI to exchange all of its equity interest in Myrtle for $0.5 million, payable in a combination of shares of the Company’s Class A Common Stock and a note payable. The closing occurred effective on June 14, 2024. The Company recorded a non-interest bearing note payable due on demand to RHI in the amount of $0.3 million and it paid the remaining purchase price of $0.2 million by issuing 102,363 shares of its Class A Common Stock to RHI on July 17, 2024. The number of shares of the Company’s Class A Common Stock issuable to RHI was determined by dividing $0.2 million by the volume weighted average price of the Company’s Class A Common Stock on the day prior to closing, which was $4.58 per share. In addition to the $0.3 million promissory note issued to RHI for a portion of the purchase price of Myrtle, Myrtle issued a promissory note payable to RHI dated June 13, 2024, in the original principal amount of $1.6 million, which represented the amount owed to RHI by Myrtle at the time of the sale of Myrtle to the Company. The $0.3 million note and the $1.6 million note are more fully discussed in Note 9.

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

Pursuant to the RCHI SEA, in the event that FOXO, at any time after June 10, 2024, the date specified in the RCHI SEA, and during the twelve months thereafter, enters into any agreement or settlement agreement with any pre-existing holder of debt or other liability owed by FOXO above $5.0 million (cumulative) then the consideration payable shall increase on a dollar for dollar basis for the aggregate settlement amount above $5.0 million. As of the September 10, 2024 acquisition date, the full scope of the Company’s obligations to pre-existing debt holders or other creditors was not determinable, as negotiations with creditors and debt holders remained open and unresolved. As of March 31, 2025, the Company had fully settled $5.1 million of cumulative debts and liabilities above $5.0 million and, accordingly, the Company has recorded the additional purchase price consideration for those completed settlements as an increase in goodwill with a corresponding increase in the related parties’ payables and accrued expenses at March 31, 2025. As of March 31, 2025, the Company cannot estimate the settlement amount of additional liabilities that existed at June 10, 2024 and that may be settled because of ongoing negotiations. Any settlement of these amounts through September 10, 2025, the one-year measurement date, will be recorded as additional purchase price consideration in future periods. Any additional purchase price consideration will be recorded as goodwill with a corresponding increase in the amount owed to RHI through the one-year measurement period. Any additional settlement of qualifying debt or other liabilities subsequent to September 10, 2025, if any, will be recorded in the statement of operations as a change in the fair value of the RCHI purchase price.

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

The Company has undertaken valuation studies to determine the fair values of the assets acquired, subject to adjustment for provisional amounts. Based on the studies that were prepared by an independent valuation firm, the assets acquired, net of liabilities assumed, were ($1.4) million for Myrtle and ($2.2) million for RCHI. The valuation firm used a number of methods to calculate the fair values of the intangible assets acquired in the Myrtle and RCHI acquisitions (principally tradenames, licenses/permits and customer relationships) including the cost and income approaches and with-and-without, relief from royalty and multiple period excess earnings methods. Furthermore, the valuation firm reviewed and utilized ten-year projections as developed by management and calculated the cost of equity capital using the build-up model and a weighted average cost of capital using comparable, guideline companies. Management believes the book value of acquired fixed assets, other tangible assets and liabilities assumed approximated their fair values. The excess of the purchase prices over the aggregate fair values of the tangible and intangible assets acquired and liabilities assumed was treated as goodwill as reflected in the table below.

The following table shows the allocations of the purchase prices of Myrtle and RCHI to the identifiable assets acquired and liabilities assumed on their respective acquisition dates:

	Myrtle	RCHI
Initial purchase price	$500,000	$22,000,100
Additional purchase price consideration	-	5,132,928
Total purchase price	$500,000	$27,133,028

Tangible and intangible assets acquired, and liabilities assumed at fair value:
Cash	$5,757	$7,572
Accounts receivable, net	284,445	2,540,440
Supplies	-	201,734
Prepaid expenses	-	127,936
Property and equipment, net	221,045	176,109
Intangible assets	495,400	8,528,082
Right-of-use lease assets	-	2,693,046
Accounts payable	(708,381)	(3,081,467)
Accrued expenses	(98,731)	(8,941,433)
Right-of-use lease liabilities	-	(2,692,946)
Note payable	(1,610,671)	(623,832)
Other loan	-	(525,319)
Noncontrolling interest	37,366	-

Assets acquired, net of liabilities assumed	$(1,373,770)	$(1,590,078)
Goodwill	$1,873,770	$28,723,106

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

Three Months Ended
March 31,
2024
Net revenues	$3,383,457

Net loss, attributable to FOXO	$(2,148,791)
Deemed dividends	(656,164)
Net loss to common stockholders	(2,804,955)
Preferred stock dividends - undeclared	(262,500)
Net loss to common stockholders, net of preferred stock dividends - undeclared	$(3,067,455)

Net loss per share:
Basic and diluted net loss per share available to Class A Common Stock	$(6.15)
Basic and diluted weighted average number of shares of Class A Common Stock	499,556

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

Goodwill

Goodwill was $30.6 million and $25.5 million as of March 31, 2025 and December 31, 2024, respectively. The goodwill resulted from the acquisitions of Myrtle and RCHI, which are more fully discussed in Note 5.

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

In February 2025, the Western Note Payable was sold to a new holder, Silverback Capital Corporation (“Silverback”) and it was amended and restated. Per the terms of the amendment and restatement, the principal balance of the note, which includes previously accrued interest expense, was $1.1 million, and the maturity date is February 26, 2026. The non-interest bearing note is convertible into shares of the Company’s Class A Common Stock at a conversion price equal to 90% of the average VWAP for the five trading days prior to conversion, which was $2.603 per share on March 31, 2025. During the three months ended March 31, 2025, $108,000 of principal balance of the note was converted into 50,251 shares of the Company’s Class A Common Stock.

Notes Payable to ClearThink Capital Partners, LLC

During the year ended December 31, 2024, the Company issued six promissory notes to ClearThink Capital Partners, LLC (“ClearThink”). On January 3, 2024, the Company issued ClearThink a promissory note in the principal amount of $75,000. The note was issued with a $25,000 original issue discount and matured on January 3, 2025. On January 3, 2025, the note was exchanged for 16,319 shares of the Company’s Class A Common Stock.

On January 30, 2024, the Company issued ClearThink a promissory note in the principal amount of up to $0.8 million, of which $0.6 million was issued. The note was issued with a $0.2 million original issue discount and matured on January 30, 2025. In January 2025, $450,000 principal balance of the note was exchanged for 88,932 shares of the Company’s Class A Common Stock, leaving a principal balance on March 31, 2025 of $162,000 and accrued interest of $76,355.

On May 15, 2024, the Company issued ClearThink a promissory note in the principal amount of $0.3 million. The note was issued with a $0.1 million original issue discount and 10,050 shares of the Company’s Class A Common Stock as an inducement valued at $58,000 and the note matured on August 14, 2024. On August 16, 2024, the May 15, 2024 note was extended until September 30, 2024. Under the August 16, 2024 extension, the Company issued ClearThink 5,025 shares of its Class A Common Stock valued at $16,300, increased the principal amount of the note by $50,000 and applied an annual interest rate of 22% back to the original date of the investment. On October 11, 2024, the May 15, 2024 note was extended for a second time to November 30, 2024. Under the terms of the second extension, the Company issued to ClearThink an additional 10,050 shares of its Class A Common stock valued at $34,800. On several dates during the fourth quarter of 2024, the entire principal balance of the May 15, 2024 note and associated accrued interest totaling $0.4 million was converted into 65,619 shares of the Company’s Class A Common Stock.

On August 16, 2024, the Company issued ClearThink a promissory note in the principal amount of $39,750, which matured on November 16, 2024 and is in default and has not yet been repaid by the Company. The note was issued with a $13,250 original issue discount.

On November 20, 2024 and December 31, 2024, the Company issued ClearThink promissory notes each in the principal amount of $220,000 and each with a $20,000 original issue discount. The November 20, 2024 note, which matures on August 20, 2025, was issued with 6,281 inducement shares of the Company’s Class A Common Stock valued at $82,500 and per the terms of the December 31, 2024 note, which matures on September 30, 2025, 6,281 inducement shares valued at $36,375 are issuable as of March 31, 2025.

During the three months ended March 31, 2025, the Company issued two additional promissory notes to Clear Think. On January 28, 2025 and March 7, 2025, the Company issued ClearThink promissory notes each in the principal amount of $110,000 and each with a $10,000 original issue discount. Per the terms of the January 28, 2025 note, which matures on October 28, 2025, 3,141 inducement shares of the Company’s Class A Common Stock valued at $15,375 are issuable as of March 31, 2025. and per the terms of the March 7, 2025 note, which matures on December 7, 2025, 5,025 inducement shares valued at $16,000 are issuable as of March 31, 2025.

The January 30, 2024 and August 16, 2024 notes have interest rates of 12% per annum (22 – 24% per annum after the occurrence of an Event of Default, as defined in the notes). The January 3, 2024 note had an interest rate of 22% per annum as a result of the payment default and the May 15, 2024 note originally did not bear interest but as amended had an interest rate of 22% per annum as discussed above. The November 20, 2024, December 31, 2024, January 28, 2025 and March 7, 2025 notes each bore a one-time 10% interest charge upon issuance, which was recorded as additional debt discount, and upon an event of default, as that term is defined in the notes, the outstanding balances will be increased to 125% of the principal amount outstanding and a penalty of $500 per day shall accrue. Ten percent of all future purchase notices from the Strata Purchase Agreement with ClearThink, which is more fully discussed in Note 12, must be directed toward repayment of the ClearThink notes until they are paid in full. As a result of anti-dilution provisions in the notes, the November 20, 2024, December 31, 2024, January 28, 2025 and March 7, 2025 notes are each convertible into shares of the Company’s Class A Common Stock at a conversion price equal to the higher of $1.99 per share and a 10% discount to the lowest volume weighted average price of the Company’s Class A Common Stock for the five days prior to conversion, which price was $2.37 per share on March 31, 2025.

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

Securities Purchase Agreements Dated April 28, 2024 and November 15, 2024 with LGH Investments

On April 28, 2024, the Company entered into a Securities Purchase Agreement with LGH Investments, LLC, a Wyoming limited liability company (“LGH”), pursuant to which the Company issued to LGH a convertible promissory note in the principal amount of $110,000 and received cash proceeds of $100,000 and it issued 10,050 shares of its Class A Common Stock as inducement shares to LGH. The note was convertible into shares of the Company’s Class A Common Stock at a conversion price of $5.97 per share. The note, which matured on January 27, 2025 was issued with a 10% original issue discount and a one-time 10% interest charge of $11,000. The value of the 10,050 inducement shares that the Company issued to LGH in April 2024 per the terms of the note of $56,600, was recorded as additional debt discount. In addition, the Company recorded finder’s fees consisting of cash and the fair value of warrants issuable to the finder under the Finder’s Fee Agreement in effect at the time of $14,000 as additional debt discounts. In November 2024, $108,000 of principal balance of the note was converted into 18,090 shares of the Company’s Class A Common Stock leaving a principal balance of $2,000 and $11,000 of accrued interest at December 31, 2024. On January 15, 2025, the remaining principal balance of the note and accrued interest was converted into 2,177 shares of the Company’s Class A Common Stock.

On November 15, 2024, the Company entered into a second Securities Purchase Agreement with LGH pursuant to which the Company issued to LGH a second convertible promissory note in the principal amount of $220,000 and received cash proceeds of $200,000 and the Company issued 6,281 shares of its Class A Common Stock as inducement shares to LGH. The note, which matures on August 14, 2025, was issued with a 10% original issue discount and a one-time 10% interest charge of $22,000. The value of the 6,281 inducement shares of $83,500, was recorded as additional debt discount. In addition, the Company recorded finder’s fees of $28,000 in connection with the note payable in cash and common stock as additional debt discount.

During the three months ended March 31, 2025, the Company recorded $41,707 of amortization of debt discount as interest expense on the November 15, 2024 LGH note. As a result of the anti-dilution provisions of the November 15, 2024 note, it is convertible into shares of the Company’s Class A Common Stock at a conversion price equal to the higher of $1.99 per share and a 10% discount to the lowest volume weighted average price of the Company’s Class A Common Stock for the five days prior to conversion, which price was $2.37 per share on March 31, 2025.

Securities Purchase Agreements Dated April 30, 2024, December 24, 2024 and March 4, 2025 with IG Holdings, Inc.

On April 30, 2024, the Company entered into a Securities Purchase Agreement with IG Holdings, Inc., an Arizona corporation (“IG”), pursuant to which the Company issued IG a promissory note in the principal amount of $150,000 and received cash proceeds of $100,000 and the Company issued 5,025 shares of its Class A Common Stock valued at $27,900 as inducement shares to IG. The IG note payable was issued with a $50,000 original issue discount. Interest accrued at the rate of 22% per annum, among other penalties, upon an event of default and the note was convertible upon an event of default. The IG note payable, which initially matured three-months from the closing date was extended on August 16, 2024 to a maturity date of September 30, 2024. Under the terms of the amendment, the Company issued IG 2,513 shares of its Class A Common Stock valued at $8,150, it increased the principal amount of the note by $25,000 and it applied an annual interest rate of 22% back to the original date of the investment. The value of the 5,025 inducement shares that were issued to IG per the original terms of the note and the 2,513 shares of the Company’s Class A Common Stock that were issuable per the terms of the amendment to extend the maturity date to September 30, 2024 were recorded as additional debt discount. In addition, the Company recorded the cash and the fair value of the warrants issuable to the finder under the finder’s fee agreement discussed below, of $14,000, as additional debt discount. During November 2024, the full $175,000 principal balance of the note and the $20,000 of accrued interest were converted into 20,854 shares of the Company’s Class A Common Stock.

On December 24, 2024, the Company entered into a second Securities Purchase Agreement with IG pursuant to which the Company issued to IG a second convertible promissory note in the principal amount of $120,000 and received cash proceeds of $100,000 and it issued 5,025 shares of its Class A Common Stock as inducement shares to IG. The note, which matures on September 23, 2025, was issued with a 10% original issue discount and a one-time 10% interest charge of $12,000. The value of the 5,025 inducement shares of $24,800 was recorded as additional debt discount. In addition, the Company recorded finder’s fees of $14,000 payable in shares of the Company’s common stock as additional debt discount.

On March 4, 2025, the Company entered into a third Securities Purchase Agreement with IG pursuant to which the Company issued to IG a third convertible promissory note in the principal amount of $110,000 and received cash proceeds of $100,000. Per the terms of the note, 5,025 shares of the Company’s Class A Common Stock are issuable as inducement shares. The note, which matures on December 4, 2025, was issued with a $20,000 original issue discount and a one-time 10% interest charge of $11,000. The value of the 5,025 inducement shares that are issuable of $15,700 was recorded as additional debt discount. In addition, the Company recorded finder’s fees of $14,000 payable in shares of the Company’s Class A Common Stock as additional debt discount.

During the three months ended March 31, 2025, $28,233 of amortization of debt discount was recorded as interest expense on the IG notes. As a result of the anti-dilution provisions of the December 24, 2024 and March 4, 2025 notes, they are each convertible into shares of the Company’s Class A Common Stock at a conversion price equal to the higher of $1.99 per share and a 10% discount to the lowest volume weighted average price of the Company’s Class A Common Stock for the five days prior to conversion, which price was $2.37 per share on March 31, 2025.

1800 Diagonal Lending LLC Notes Payable Dated July 22, 2024 and Security Purchase Agreements Dated November 18, 2024, January 21, 2025 and February 24, 2025

On July 22, 2024, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC (“1800 Diagonal”) pursuant to which the Company issued to 1800 Diagonal a promissory note dated July 22, 2024 in the principal amount of $168,728, which included a one-time interest amount of $18,078 (12% of the original principal amount of $150,650) that was recorded as a debt discount, and it received cash of $131,000 and it paid legal fees of $6,000. The note was issued with a $19,650 original issue discount and matures on May 22, 2025. The note was convertible into shares of the Company’s common stock, but only in the Event of a Default. Upon an Event of Default, 150% of the amount owed would be immediately due and payable and the note bears interest at a rate of 22% per annum upon an Event of Default. Repayment of the 1800 Diagonal Note was due in five monthly payments. The first monthly payment was due on January 22, 2025 in the amount of $84,364 and the four subsequent monthly payments of $21,091 each were due. In January 2025, the Company issued 59,623 shares of its Class A Common Stock upon conversion in full of the outstanding principal balance and accrued interest totaling $173,228.

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

Securities Purchases Agreements with Lucas Ventures Dated November 18, 2024 and February 14, 2025

On November 18, 2024, the Company entered into a Securities Purchase Agreement with Lucas Ventures LLC, (“Lucas Ventures”) pursuant to which the Company issued to Lucas Ventures a convertible promissory note in the principal amount of $220,000 and received cash proceeds of $200,000 and it agreed to issue 6,281 shares of its Class A Common Stock as inducement shares to Lucas Ventures. The note, which matures on August 18, 2025, was issued with a 10% original issue discount and a one-time 10% interest charge of $22,000. The value of the 6,281 inducement shares of $88,750 was recorded as an additional debt discount. In addition, the Company recorded finder’s fees of $28,000 in connection with the note consisting of cash and common stock as additional debt discount. During the three months ended March 31, 2025, amortization of debt discount of $43,900 was recorded as interest expense on the note. On February 14, 2025, the Company entered into a second Securities Purchase Agreement with Lucas Ventures pursuant to which the Company issued to Lucas Ventures a convertible promissory note in the principal amount of $55,000 and received cash proceeds of $50,000 and it issued 2,513 shares of its Class A Common Stock as inducement shares to Lucas Ventures. The note, which matures on November 14, 2025, was issued with a 10% original issue discount and a one-time 10% interest charge of $5,500. The value of the 52,513 inducement shares of $11,750 was recorded as an additional debt discount. In addition, the Company recorded finder’s fees of $7,000 payable in shares of the Company’s Class A Common Stock, as additional debt discount. During the three months ended March 31, 2025, $4,929 of amortization of debt discount was recorded as interest expense on the note. As a result of the anti-dilution provisions, the November 18, 2924 and February 14, 2025 notes are convertible into shares of the Company’s Class A Common Stock at a conversion price equal to the higher of $1.99 per share and a 10% discount to the lowest volume weighted average price of the Company’s Class A Common Stock for the five days prior to conversion, which price was $2.37 per share on March 31, 2025.

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

Pursuant to the Securities Purchase Agreement discussed above, on January 7, 2025, the Company issued to JSC a convertible promissory note in the principal amount of $291,500 and 4,370 commitment shares of the Company’s Class A Common Stock valued at $26,500. The Company received $265,000 in cash from the issuance and paid issuance fees of $20,000. The note was issued with a $26,500 original issue discount and a one-time interest amount of $29,150 (10% of the original principal amount of $291,500), which was recorded as additional debt discount. The note matures on January 7, 2026. The Company recorded finder’s fees of $37,100 payable in shares of the Company’s common stock as additional debt discount.

Pursuant to the Securities Purchase Agreement discussed above, on March 6, 2025, the Company issued to JSC a second convertible promissory note in the principal amount of $133,650 and received cash proceeds of $121,500 and it agreed to issue 3,598 commitment shares of the Company’s Class A Common Stock valued at $12,150. The note was issued with a $12,650 original issue discount and a one-time interest amount of $13,365 (10% of the original principal amount of $133,650), which was recorded as additional debt discount. The note matures on March 6, 2026. The Company recorded finder’s fees of $17,010 payable in shares of the Company’s common stock as additional debt discount.

During the three months ended March 31, 2025, $35,855 of amortization of debt discount was recorded as interest expense on the two JSC notes.

Securities Purchase Agreement with Vista Capital Investment, LLC

On February 27, 2025, the Company entered into a Securities Purchase Agreement with Vista Capital Investment, LLC, (“Vista Capital”) pursuant to which the Company issued to Vista Capital a convertible promissory note in the principal amount of $55,000 and received cash proceeds of $50,000 and it agreed to issue 2,513 shares of its Class A Common Stock as inducement shares to Vista Capital. The note, which matures on November 27, 2025, was issued with a 10% original issue discount and a one-time 10% interest charge of $5,500. The value of the 2,513 inducement shares of $8,400 was recorded as an additional debt discount. In addition, the Company recorded finder’s fees of $7,700 payable in shares of the Company’s Class A Common Stock as additional debt discount. During the three months ended March 31, 2025, $8,769 of amortization of debt discount was recorded as interest expense on the note. As a result of the anti-dilution provisions, the note is convertible into shares of the Company’s Class A Common Stock at a conversion price equal to the higher of $1.99 per share and a 10% discount to the lowest volume weighted average price of the Company’s Class A Common Stock for the five days prior to conversion, which price was $2.37 per share on March 31, 2025.

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

Note 10 RELATED PARTY TRANSACTIONS

At March 31, 2025 and December 31, 2024, related parties’ payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2025	2024
Accounts payable to Andrew Poole	204,774	204,774
Accounts payable to InnovaQor	208,557	138,188
Rent payable to a subsidiary of RHI	338,458	648,333
Accounts payable to RHI	52,226	-
Payable to RHI for purchase of RCHI	5,132,928	-
Accrued interest on related parties’ notes payable (Note 9)	952,868	900,090
Director fees payable	85,000	50,000
Related parties’ payables and accrued expenses	$6,974,811	$1,941,385

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

Payable to RHI for Purchase of RCHI

The $5.1 million payable to RHI for the purchase of RCHI is more fully discussed in Note 5.

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

Conversions of Series A Preferred Stock

No shares of Series A Preferred Stock were issued during the three months ended March 31, 2025. During the three months ended March 31, 2025, the Company issued 73,374 shares of its Class A Common Stock to institutional investors upon conversions of 308 shares of their Series A Preferred Stock with stated values totaling $308,000.

During the three months ended March 31, 2025, the Company recorded $279,395 of undeclared dividends on its Series A Preferred Stock and the total accumulated undeclared dividends were $360,404 as of March 31, 2025. The total stated value and the undeclared dividends of the Series A Preferred Stock at March 31, 2025, of $22.6 million, were convertible into approximately 8.7 million shares of the Company’s Class A Common Stock at an assumed conversion price of $2.60 per share.

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

Series B Preferred Stock

On January 22, 2025, the Company issued 3,457.5 shares of its Series B Preferred Stock under the automatic exchange of its Senior PIK Notes, as more fully discussed in Note 9. The Company recorded a finder’s fee of $175,000 in connection with the automatic exchange. Finder’s fee agreements are more fully discussed below. During the three months ended March 31, 2025, two holders of Series B Preferred Stock exchanged at total of 150 shares of their Series B Preferred Stock for 225 shares of Series C Preferred Stock, as more fully discussed below, leaving a balance of 3,307.5 shares of Series B Preferred Stock outstanding on March 31, 2025. During the three months ended March 31, 2025, the Company recorded $31,988 of undeclared dividends on its Series B Preferred Stock. The total stated value and the undeclared dividends of the Series B Preferred Stock at March 31, 2025, of $3.3 million, were convertible into approximately 1.3 million shares of the Company’s Class A Common Stock at an assumed conversion price of $2.60 per share.

Series B Preferred Stock Designation

On November 27, 2024, the Company authorized up to 7,500 shares of its Series B Preferred Stock. Each share of Series B Preferred Stock shall have a par value of $0.0001 per share and a stated value equal to $1,000 per share. Terms of the Series B Preferred Stock include: (i) dividends at 5% per annum, (ii) voting rights, which include voting as one class with the common stockholders, (iii) conversion into shares of the Company’s Class A Common Stock at the higher of $0.995 per share or 90% of the average VWAP for the five trading days prior to the date of the conversion notice and (iv) no conversions prior to the first anniversary of the original issue date, among other terms. No shares of Series B Preferred Stock will be convertible into Class A Common Stock prior to the one-year anniversary of the date of issuance. Each share of Series B Preferred Stock will have one vote. See Note 16 Subsequent Events.

Series C Preferred Stock

During the three months ended March 31, 2025, the Company issued 60 shares of its Series C Preferred Stock to an investor for net cash proceeds of $44,825. Per the terms of this issuance and an issuance to an investor of 120 shares of the Company’s Series C Preferred Stock for cash in the fourth quarter of 2024, these investors, who were also holder’s of Series B Preferred Stock could exchange their Series B Preferred Stock for shares of Series C Preferred Stock at a premium. The two investors elected to make the exchange. As a result, during the three months ended March 31, 2025, the Company exchanged 150 shares of its Series B Preferred Stock for 225 shares of its Series C Preferred Stock. The Company recorded deemed dividends of $75,000 for the issuances, which represented the difference between the $225,000 stated value of the Series C Preferred Stock issued and the $150,000 stated value of the Series B Preferred Stock exchanged. During the three months ended March 31, 2025, the Company recorded $3,526 of undeclared dividends on its Series C Preferred Stock and the total accumulated undeclared dividends were $3,843 as of March 31, 2025. The total stated value and the accumulated undeclared dividends of the Series C Preferred Stock at March 31, 2025, of $0.4 million, were convertible into approximately 0.15 million shares of the Company’s Class A Common Stock at an assumed conversion price of $2.60 per share.

Series C Preferred Stock Designation

On November 27, 2024, the Company authorized up to 5,000 shares of its Series C Preferred Stock. Each share of Series C Preferred Stock shall have a par value of $0.0001 per share and a stated value equal to $1,000 per share. Terms of the Series C Preferred Stock include: (i) dividends at 5% per annum, (ii) voting rights, which include voting as one class with the common stockholders and each share of Series C Preferred Stock shall have one vote, (iii) conversion into shares of the Company’s Class A Common Stock at the higher of $0.597 per share or 90% of the average VWAP for the five trading days prior to the date of the conversion notice and (iv) no conversions prior to the first six months of the original issue date or until a registration statement registering the underlying shares of common stock is declared effective, among other terms. See Note 16 Subsequent Events.

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

Series D Preferred Stock Designation

On December 6, 2024, the Company authorized up to 10,000 shares of its Series D Preferred Stock. Each share of Series D Preferred Stock shall have a par value of $0.0001 per share and a stated value equal to $1,000 per share. Terms of the Series C Preferred Stock include: (i) no dividends, (ii) no voting rights, expect as in regards to any changes related to the Series D Preferred Stock, and (iii) conversion into shares of the Company’s Class A Common Stock at the higher of $0.597 per share or 90% of the average VWAP for the five trading days prior to the date of the conversion notice, among other terms.

Class A Common Stock

As of March 31, 2025 and December 31, 2024, there were 1,720,330 and 1,183,942 shares of the Company’s Class A Common Stock issued and outstanding, respectively.

Common Stock Issued to KR8 under KR8 Agreement

During the three months ended March 31, 2024, the Company issued 65,327 shares of its Class A Common Stock pursuant to the KR8 Agreement, which is more fully discussed in Note 10.

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

Common Stock Issued to MSK Under Shares for Services Agreement

On September 19, 2023, the Company entered into a Shares for Services Agreement with Mitchell Silberberg & Knupp LLP, a service provider (“MSK”). Pursuant to the Shares for Services Agreement, during the three months ended March 31, 2024, the Company issued MSK 25,680 shares of its Class A Common Stock in full satisfaction of its obligation to MSK under the Shares for Services Agreement.

Common Stock Issued Under Corporate Development Advisory Agreements

On March 5, 2024, the Company issued 22,613 shares of its Class A Common Stock to Tysadco Partners valued at $153,000 under the Corporate Development Advisory Agreement dated effective February 26, 2024. Under the agreement, Tysadco Partners was providing strategic, financing, capital structure and other guidance and expertise to the Company’s management.

Common Stock Issued/Issuable in Connection with Notes Payable

During the three months ended March 31, 2025, the Company issued 217,302 shares of its Class A Common Stock for conversions and exchanges of $828,474 of promissory notes payable and related accrued interest. In addition, during the three months ended March 31, 2025, the Company issued 30,752 shares of its Class A Common Stock as inducements and commitment shares under the terms of various promissory notes and it agreed to issue an additional 26,085 shares of its common stock as inducements and commitment shares under the terms of promissory notes. The value of the shares issued and issuable under the terms of and conversions and exchanges of promissory notes are more fully discussed in Note 9.

Common Stock Issued to Smithline

During the three months ended March 31, 2025, the Company issued 165,077 shares of its Class A Common Stock in connection with a legal settlement, which is more fully discussed in Note 14 under the heading, “Smithline Family Trust II vs. FOXO Technologies Inc. and Jon Sabes.”

Common Stock Issued to J.H. Darbie & Co., Inc.

During the three months ended March 31, 2025, the Company issued 38,389 shares of its Class A Common Stock to J.H. Darbie & Co., Inc. (“J.H. Darbie”) for advisory services and private placement engagement as follows:

Advisory Services

On July 25, 2024, FOXO entered into the advisory agreement with J.H. Darbie pursuant to which J.H. Darbie was engaged as nonexclusive financial adviser. The term of the agreement was six months. As compensation for the services performed under the agreement, the Company issued J.H. Darbie 31,407 shares of its Class A Common Stock effective January 13, 2025.

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

Finder’s Warrants Amendment to Finder’s Agreement

Pursuant to the terms of the Finder’s Agreement, discussed above, and in connection with a private placement of the Company’s Class A Common Stock under the Strata Purchase Agreement during the three months ended December 31, 2023, the Company issued or was obligated to issue to the Finder 1,290 warrants to acquire shares of the Company’s common stock under the terms of the Finder’s Agreement. The warrants had a five-year term and were exercisable into shares of the Company’s Class A Common Stock at a weighted average exercise price of $26.35 per share. In addition, in connection with the issuances of the ClearThink Notes, the LGH Note Payable and IG Note Payable through August 22, 2024, which are more fully discussed in Note 9, the Company was obligated to issue 9,607 additional warrants to purchase shares of the Company’s common stock under the terms of the Finder’s Agreement. The additional warrants had a five-year term and were exercisable into shares of the Company’s Class A Common Stock at a weighted average exercise price of $6.45 per share.

On August 22, 2024, the Company entered into an amendment to the Finder Agreement (the “Amended Finder’s Agreement”) in which the Company agreed to issue to the Finder 22,448 shares of its Class A Common Stock for the termination of all the Finder’s common stock warrants and outstanding cash fees owed as of that date. Also, pursuant to the Amended Finder’s Agreement, the Finder will no longer receive a cash fee for any equity/convertible debt financing except for an equity line of credit in which case the cash fee will be 4%. Compensation for an equity/convertible debt financing will be made in the form of common stock equal to 14% of the gross proceeds of an equity/convertible debt financing and 10% of a non-dilutive debt financing. In addition to the 22,448 shares of the Company’s Class A Common Stock noted above, the Company owed the finder 14,897 shares of its Class A Common Stock as finder’s fee in connection with certain notes payable entered into subsequent to August 22, 2024, or a total of 37,345 shares of its Class A Common Stock as of December 31, 2024. As a result of the notes payable entered into during the three months ended March 31, 2025, the Company is obligated to issue an additional 34,751 shares of its Class A Common Stock to the finder. During the three months ended March 31, 2025, the Company issued 10,696 shares of its Class A Common Stock to the finder leaving a balance of 61,400 finder’s fee shares owed and issuable to the finder as of March 31, 2025. The finder’s fees owed in connection with notes payable are more fully discussed in Note 9.

Warrants

Public Warrants and Private Placement Warrants

As of March 31, 2025 and December 31, 2024, the Company had outstanding 50,566 Public Warrants and 1,589 Private Placement Warrants each with an exercise price of $2,289 per share and each expiring on September 15, 2027 or earlier upon redemption or liquidation. The Public Warrants and Private Placement Warrants are more fully described in Note 13 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024. At March 31, 2025 and December 31, 2024, the fair values of the Public Warrants and Private Placement warrants were $9,652 and $41,246, respectively.

Assumed Warrants

Effective September 15, 2022, the Company consummated a business combination. At the closing of the business combination, the Company assumed warrants, referred to as the Assumed Warrants. The Assumed Warrants included down round provisions that should the Company issue common stock or common stock equivalents, excluding certain exempt issuances, for consideration of less than the then exercise price per share, then the exercise price of the Assumed Warrants shall be lowered to the new consideration amount on a per share basis with a simultaneous and corresponding increase in the number of warrants. As a result of a triggering event in 2023, as of December 31, 2023, 100,897 Assumed Warrants were outstanding with an exercise price of $15.92 per share.

On February 23, 2024, 30,094 Assumed Warrants expired by their terms and on February 24, 2024, and Assumed Warrants exercisable into 70,802 shares of the Company’s Common Stock were extended until February 23, 2025, in connection a legal settlement as more fully discussed in Note 14 under the heading, “Smithline Family Trust II vs. FOXO Technologies Inc. and Jon Sabes.”). On February 24, 2024, the Company issued its Class A Common Stock to Tysadco Partners, as more fully discussed above, which triggered the down round provisions of the Assumed Warrants. As a result, as of March 31, 2024, the Assumed Warrants were exercisable into 166,594 shares of the Company’s Common Stock with an exercise price of $6.77 per share. The incremental value of the modifications to the Assumed Warrants as a result of the trigger of the down round provisions and the extension of the expiration date was $0.7 million and was recorded as a deemed dividend in the three months ended March 31, 2024. The incremental value was measured using the Black Scholes valuation model with following assumptions: risk free rate of 4.74%, volatility of 158.57%, term of 1 year and expected dividend yield of $0.

As a result of two additional triggers of the down round provisions during the remainder of 2024, as of December 31, 2024, the Assumed Warrants were exercisable into 237,513 shares of the Company’s Class A Common Stock with an exercise price of $4.36 per share. Partially offsetting the increase in the number of outstanding Assumed Warrants on December 31, 2024, was the exchange of 31,250 Assumed Warrants under the terms of an exchange agreement dated May 28, 2024, between the Company and Smithline Family Trust II (“Smithline”) as more fully discussed in Note 14.

During February 2025, three additional triggers of the down round provisions of the Assumed Warrants occurred as a result of two conversions of Series A Preferred Stock into the Company’s Class A Common Stock and the conversion prices of the Company’s preferred stock on February 23, 2025. The incremental value of the modifications to the Assumed Warrants as a result of the triggers of the down round provisions during February 2025 resulted in deemed dividends of $0.1 million in the three months ended March 31, 2025. The incremental values were measured using the Black Scholes valuation model with the following assumptions: risk free rates ranging from 4.24% to 4.25%, volatility ranging from 3.47% to 67.32%, terms of 1 to 18 days and expected dividend yield of $0. On February 23, 2025, the 264,898 Assumed Warrants with an exercise price of $3.855 per share expired per their terms.

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

With the acquisition of Myrtle on June 14, 2024, our Chief Operating Decision Maker (“CODM”) begun to consider segment assets when making decisions and allocating resources. Assets by segment as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024

Healthcare	$46,790,560	$41,399,346
Labs and Life	16,503	26,646
Corporate and other	204,317	282,079
Total assets	$47,011,380	$41,708,071

Summarized below is information about the Company’s operations for the three months ended March 31, 2025 and 2024 by business segment:

	Revenues		Earnings/(Losses)
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Healthcare	$3,161,431	$-	$(844,598)	$-
Labs and Life	8,489	7,180	(23,005)	(159,450)
			(867,603)	(159,450)
Corporate and other (a)	-	-	1,140,937	(1,042,628)
Interest expense	-	-	(889,792)	(301,912)
Total	$3,169,920	$7,180	$(616,458)	$(1,503,990)

(a)	For the three months ended March 31, 2025, Corporate and other includes a $1.9 million gain from extinguishment of Senior PIK Notes, stock-based compensation, including amortization of consulting fees paid in stock, of $0.1 million and depreciation and amortization expense of $2,257. For the three months ended March 31, 2024, Corporate and other includes stock-based compensation, including amortization of consulting fees paid in stock, of $0.1 million and depreciation and amortization expense of $0.3 million.

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

On May 28, 2024, the Company, entered into an Exchange Agreement, as amended, with Smithline, terminating on February 23, 2025, pursuant to which Smithline exchanged Assumed Warrants to purchase up to 15,704 shares, as adjusted, of the Company’s Common Stock, for the right to receive up to 657,664 shares of the Company’s Class A Common Stock (the “Rights Shares”), subject to a 4.99% beneficial ownership limitation and issued without any restrictive legends. The Assumed Warrants, which are more fully discussed in Note 12, expired on February 23, 2025. As of March 31, 2025, the Company issued 327,839 Rights Shares to Smithline, including 165,077 shares that were issued in the three months ended March 31, 2025. Although Smithline has continued to convert debt to equity under the Exchange Agreement and has reduced the liability from $2.3 million on May 28, 2024 to $0.8 million at March 31, 2025, the Company is currently in default of the Settlement Agreement that terminated on February 23, 2025. The parties have mutually agreed to continue to operate under the terms of the Settlement Agreement without a written amendment and extension. The balance remaining outstanding to Smithline at May 16, 2025 is $526,332.

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

Note 15 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The supplemental cash flow information for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024
Non-cash investing and financing activities:
Related party payable for purchase of intangible asset	$-	$2,122,090
Purchase of RCHI	$5,132,928	$-
Payable to RHI for purchase of RCHI	$5,132,928	$-
Class A Common Stock issued to KR8 for purchase of intangible asset under KR8 Agreement	$-	$378,040
Series B Preferred Stock issued in exchange for note payable, net of finder’s fees	$3,282,500	$-
Deemed dividends from issuances of preferred stock and triggers of down round provisions and extension of Assumed Warrants	$172,125	$656,164
Preferred stock dividends – undeclared	$314,909	$-
Warrants issuable for finder’s fees in connection with promissory notes	$-	$17,147
Class A Common Stock issued for legal settlement	$570,663	$-
Class A Common Stock issued for conversions and exchanges of notes payable	$828,474	$-
Class A Common Stock issued/issuable under the terms of notes payable	$106,475	$-
Common stock issuable to finder for finder’s fees	$141,190	$-

Note 16 SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying consolidated financial statements.

Smithline Share Issuances

The Company continues to issue shares of its Class A Common Stock to Smithline under the Exchange Agreement, as amended, which is fully described in Note 14. The Company issued 178,312 shares of its Class A Common Stock to Smithline during the period April 1, 2025 to May 16, 2025, for a $264,928 reduction of the amount owed to Smithline. The balance remaining to be paid to Smithline at May 16, 2025 was $526,332.

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

Recent and Other Developments

Reverse Stock Split

On April 17, 2025, the Company’s board of directors (pursuant to a previously-obtained shareholder approval) approved an amendment to its Second Amended and Restated Certificate of Incorporation, as amended (the “Charter Amendment”), to implement a 1-for-10 reverse stock split, such that every 10 shares of Common Stock will be combined into one issued and outstanding share of Common Stock, with no change in the $0.0001 par value per share (the “First Reverse Stock Split”). On July 17, 2025, the Company’s board of directors (pursuant to previously-obtained shareholder approval) approved the implementation of a 1-for-1.99 reverse stock split, such that every 1.99 shares of the Company’s Class A Common Stock will be combined into one issued and outstanding share of the Company’s Class A Common Stock, with no change in the $0.0001 par value per share (the “Second Reverse Stock Split”) and together with the First Reverse Stock Split, (the “Reverse Stock Splits”).

The First Reverse Stock Split was effective at 4:01 p.m., Eastern Time, on April 28, 2025. Trading reopened on April 29, 2025, which is when our Class A Common Stock began trading on a post reverse stock split basis. The Second Reverse Stock Split was effective at 4:01 p.m., Eastern Time, on July 27, 2025. Trading reopened on July 28, 2025, which is when the Company’s Class A Common Stock began trading on a post reverse stock split basis.

All share information included in this report has been reflected as if the Reverse Stock Split occurred as of the earliest period presented.

Stock Exchange Agreements Dated June 10, 2024

On June 10, 2024, the Company entered into two stock exchange agreements, each with RHI as follows:

Acquisition of Myrtle Under First Stock Exchange Agreement

The first agreement, as supplemented (the “Myrtle Agreement”), provided for RHI to exchange all of its equity interest in Myrtle for $0.5 million, payable in a combination of shares of the Company’s Class A Common Stock and a note payable. The closing occurred effective on June 14, 2024. The Company recorded a non-interest bearing note payable due on demand to RHI in the amount of $0.3 million and it paid the remaining purchase price of $0.2 million by issuing 51,439 shares of its Class A Common Stock to RHI on July 17, 2024. In addition to the $0.3 million promissory note issued to RHI for a portion of the purchase price of Myrtle, Myrtle issued a promissory note payable to RHI dated June 13, 2024, in the original principal amount of $1.6 million, which represented the amount owed to RHI by Myrtle at the time of the sale of Myrtle to the Company.

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

Pursuant to the RCHI SEA, in the event that FOXO, at any time after June 10, 2024 and during the twelve months thereafter, enters into any agreement or settlement agreement with any pre-existing holder of debt or other liability owed by FOXO above $5.0 million (cumulative) then the consideration payable shall increase on a dollar for dollar basis for the aggregate settlement amount above $5.0 million. As of the September 10, 2024 acquisition date, the full scope of the Company’s obligations to pre-existing debt holders or other creditors was not determinable, as negotiations with creditors and debt holders remained open and unresolved. As of March 31, 2025, the Company had fully settled $5.1 million of cumulative debts and liabilities above $5.0 million and, accordingly, the Company has recorded the additional purchase price consideration for those completed settlements as an increase in goodwill with a corresponding increase in the related parties’ payables and accrued liabilities at March 31, 2025.

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

Liquidity and Capital Resources

We had cash and cash equivalents of $16,907 and $68,268 as of March 31, 2025 and December 31, 2024, respectively. We have incurred net losses since our inception. For the three-months ended March 31, 2025 and 2024, we incurred net losses to common stockholders of $1.1 million and $2.2 million, respectively. As of March 31, 2025, we had a working capital deficit of $30.6 million. We expect to incur additional losses in future periods. Our current revenue and operating cash flow is not adequate to fund our operations in the next twelve months and requires us to fund our business through other sources until the time we achieve adequate scale. Securing additional capital is necessary to execute our business strategy.

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

Third Party Promissory Notes Payable

During the year ended December 31, 2024, we issued to third parties 17 promissory notes with principal balances totaling $5.0 million and one-time interest expense totaling $0.1 million and we received net cash proceeds from the issuances totaling $4.1 million. During the year ended December 31, 2024, we exchanged $2.2 million of the promissory notes issued in 2024 for 2,464 shares of our Series A Preferred Stock with a stated value of $1,000 per share. In addition, during the year ended December 31, 2024, $0.6 million of the principal balances of three of the promissory notes issued during 2024 and $61,745 of associated accrued interest were converted into 1.99 shares of our Class A Common Stock pursuant to the conversion terms of such notes. During the three months ended March 31, 2025, $0.7 million principal balance of the third-party notes issued in 2024, including accrued interest, were converted and exchanged into 167,051 shares of our Class A Common Stock.

During the three months ended March 31, 2025, we entered into nine third party promissory notes with principal balances totaling $1.1 million and one-time interest expense totaling $0.1 million and we received net cash of $1.0 million. In addition, in February 2025, the Western Note Payable (the “Western Note”), which we assumed when we acquired SCCH, was sold to a new holder and it was amended and restated. Per the terms of the amendment and restatement, the principal balance of the note, which included previously accrued interest expense, totaled $1.1 million, the maturity date is February 26, 2026 and the note is convertible into shares of the Company’s Class A Common Stock at a conversion price equal to 90% of the average VWAP for the five trading days prior to conversion. During the three months ended March 31, 2025, we issued 50,251 shares of our Class A Common Stock upon conversion of $0.1 million principal balance of the Western Note.

At March 31, 2025, $2.8 million of the outstanding principal balance and $0.2 million of associated one-time accrued interest of 13 third-party promissory notes were convertible into 1.256 million shares of our Class A Common Stock per the conversion terms the notes. Three other promissory notes outstanding at March 31, 2025, were convertible but only in the event of an event of default as that term is defined in the applicable agreements and three other outstanding third party promissory notes are not convertible. As of March 31, 2025, the total principal balance of third-party promissory notes payable as presented on the accompanying unaudited condensed consolidated balance sheet was $2.6 million, which was net of $0.8 million of debt discounts. In addition, $0.3 million of accrued interest was owed on these notes. Each of these notes is more fully discussed in the footnotes to the accompanying unaudited condensed consolidated financial statements.

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

Preferred Stock

In addition to the issuances of shares of Series A Preferred Stock for the exchange of third party and RHI notes payable as discussed above, during the year ended December 31, 2024, we issued 120 shares of our Series C Preferred Stock with a stated value of $1,000 per share for net cash proceeds of $0.1 million and we issued 4,311.7 shares of our Series D Preferred Stock with a stated value of $1,000 per share for $4.2 million of accounts payable and accrued expenses. During December 2024, 924 shares of our Series A Preferred Stock were converted into 179,563 shares of our Class A Common Stock and during the three months ended March 31, 2025, 308 shares of our Series A Preferred Stock were converted into 73,374 shares of our Class A Common Stock.

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

The following table presents our capital resources as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024	Change/Increase (Decrease)

Cash	$16,907	$68,268	$(51,361)
Working capital deficit	(30,595,902)	(29,846,195)	749,707
Total debt, net of discounts of $841,572 and $678,925	6,000,921	10,219,905	(4,218,985)
Total stockholders’ equity	9,652,846	5,271,811	4,381,035

Cash Flows

The following table summarizes our cash flow data for the three months ended March 31, 2025 and 2024:

	Cash Provided by/ (Used in)
Three Months Ended March 31,	2025	2024
Operating Activities	$(1,337,591)	$(406,302)
Investing Activities	$-	$-
Financing Activities	$1,286,230	$370,720

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares Issued Under Smithline Exchange Agreement

The Company issued 59,851 shares of Class A Common Stock in January 2025, 37,864 shares of Class A Common Stock in February 2025, and 67,362 shares of Class A Common Stock in March 2025 pursuant to the Exchange Agreement dated May 28, 2024 with Smithline Family Trust II.

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

On January 28, 2025, we entered into a Securities Purchase Agreement with ClearThink, pursuant to which we issued to ClearThink a convertible promissory note in the initial principal amount of $121,000 and 3,141 shares of Class A Common Stock are issuable as inducement shares to ClearThink. The note has a beneficial ownership limitation of 4.99%.

On February 24, 2025, we entered into a Securities Purchase Agreement with 1800 Diagonal, pursuant to which we issued to 1800 Diagonal a convertible promissory note in the initial principal amount of $112,746. The note has a beneficial ownership limitation of 4.99%.

On January 7, 2025, we entered into a Securities Purchase Agreement with Jefferson Street Capital LLC (“JSC”) pursuant to which we agreed to issue to JSC convertible promissory notes in the principal amount of up to $1,650,000 and up to a total number of shares of the Company’s Class A Common Stock as a commitment fee equal to 10% of the purchase price of each of the notes divided by the average VWAP of the Common Stock during the five Trading Days (as defined in the notes) prior to the issuance date of the respective notes. The per share conversion price into which principal and interest under each note is convertible into shares of the Company’s Class A Common Stock equals the higher of (i) $1.99 or (ii) the 90% of the lowest daily VWAP on any trading day during the five trading days prior to the respective conversion date. On January 7, 2025, the Company issued to JSC a convertible promissory note in the principal amount of $291,500 and 4,370 commitment shares of the Company’s Class A Common Stock were issued pursuant to this issuance. On March 6, 2025, the Company issued to JSC a convertible promissory note in the principal amount of $147,015 and 3,598 commitment shares of the Company’s Class A Common Stock were issued pursuant to this issuance.

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

Three notes were issued on February 27, March 4, and March 7, 2025, respectively, pursuant to this totaling $302,500 and 12,563 commitment shares of the Company’s Class A Common Stock are issuable pursuant to these note issuances.

The securities issued above were made in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investors.

Shares Issued Pursuant to Note Conversions

On January 2, 2025, ClearThink was issued 32,788 shares of Class A Common Stock pursuant to a note conversion.

On January 15, 2025, we issued 2,178 shares of our Class A Common Stock in exchange for the balance of our promissory note issued to LGH Investments on April 3, 2024.

In January 2025, we issued 59,623 shares of our Class A Common Stock in exchange for the balance of our promissory note issued to 1800 Diagonal on July 22, 2024.

The securities issued above were made in reliance upon the exemption from securities registration afforded by Section 3(a)(9) of the Securities Act.

Shares Issued Pursuant to Finder’s Fee Agreement

On January 13, 2025, we issued to J.H. Darbie & Co., Inc. 21,286 shares of Class A Common Stock pursuant to the Finder’s Fee Agreement and 797 shares of Class A Common Stock were issued for services provided under a placement agreement.

The securities issued above were made in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investor. There were no sales commissions paid pursuant to this transaction.

Shares Issued Pursuant to Exchange Agreements

On January 3, 2024, we issued to ClearThink a promissory note in the principal amount of $75,000. On January 3, 2025, we entered into an Exchange Agreement with ClearThink pursuant to which the note was exchanged for 16,319 shares of Class A Common Stock.

On January 30, 2024, we issued to ClearThink a promissory note in the principal amount of up to $750,000 ($408,000 of which funded). On January 10, 2025, we entered into an Exchange Agreement with ClearThink pursuant to which $200,000 owing under the note was exchanged for 38,855 shares of Class A Common Stock. On January 27, 2025, we entered into an Exchange Agreement with ClearThink pursuant to which $250,000 owing under the note was exchanged for 48,569 shares of Class A Common Stock. On March 18, 2025, we entered into an Exchange Agreement with ClearThink pursuant to which the remaining $241,380 owing under the note was exchanged for 80,864 shares of Class A Common Stock.

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

As of May 15, 2025, we had issued an aggregate of 318,171 shares of Common Stock to Silverback pursuant to conversions of the Silverback Note and a balance of $496,662.01 remains outstanding.

The securities issued above were made in reliance upon the exemption from securities registration afforded by Section 3(a)(9) of the Securities Act.

Shares Issued Pursuant to Series A Conversions

On January 2, 2025, a holder of Series A Preferred Stock was issued 52,679 shares of Class A Common Stock pursuant to the conversion of 271.1535 shares of Series A Preferred Stock.

In February 2025, a holder of Series A Preferred Stock was issued 73,374 shares of Class A Common Stock pursuant to the conversions of 308 shares of Series A Preferred Stock.

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

FOXO TECHNOLOGIES INC.

Date: August 19, 2025	/s/ Seamus Lagan
	Name:	Seamus Lagan
	Title:	Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

