Form 10-Q
period 2025-06-30
FOXO TECHNOLOGIES INC.
filed 2025-08-19
CIK 1812360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 18, 2025, there were 45,767,410 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) of the registrant issued and outstanding.

FOXO TECHNOLOGIES INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT		3
PART I - FINANCIAL INFORMATION:
Item 1.	Financial Statements	4
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024	4
	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2025 and 2024	5
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for Each of the Quarters in the Six Months Ended June 30, 2025 and 2024	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 4.	Controls and Procedures	56

PART II - OTHER INFORMATION:
Item 1.	Legal Proceedings	57
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 5.	Other Information	58
Item 6.	Exhibits	59
SIGNATURES		60

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOXO technologies inc. and subsidiaries

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024

Assets
Current assets
Cash and cash equivalents	$321,789	$68,268
Accounts receivable, net	4,921,076	2,270,957
Supplies	166,056	161,466
Prepaid expenses	77,054	291,011
Other current assets	144,010	89,564
Total current assets	5,629,985	2,881,266
Property and equipment, net	307,202	364,481
Intangible assets, net	9,008,239	9,015,556
Goodwill	31,301,432	25,463,948
Right-of-use assets (related party)	3,772,498	3,982,820
Total assets	$50,019,356	$41,708,071

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,028,618	$6,677,281
Accrued expenses	12,699,952	13,521,416
Notes payable	2,368,275	7,279,724
Related parties’ notes payable	8,544,185	2,671,924
Related parties’ payables and accrued expenses	1,537,210	1,941,385
Other loans	292,201	268,257
Right-of-use lease obligations (related party)	428,716	367,474
Total current liabilities	32,899,157	32,727,461
Warrant liabilities	2,076	41,246
Right-of-use lease obligations, non-current (related party)	3,440,284	3,667,553
Total liabilities	36,341,517	36,436,260
Commitments and contingencies (Note 14)
Stockholders’ equity
Series A Preferred Stock, $0.0001 par value and $1,000 stated value per share; 35,000 shares authorized, 19,650 and 22,540 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2	2
Series B Preferred Stock, $0.0001 par value and $1,000 stated value per share; 7,500 shares authorized, 3,245 and 0 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Series C Preferred Stock, $0.0001 par value and $1,000 stated value per share; 5,000 shares authorized, 574 and 120 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Series D Preferred Stock, $0.0001 par value and $1,000 stated value per share; 10,000 shares authorized, 4,312 and 4,312 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	1
Series E Preferred Stock, $0.0001 par value and $25 stated value per share; 4,000,000 shares authorized, 0 issued and outstanding as of June 30, 2025 and December 31, 2024	-	-
Class A Common Stock, $0.0001 par value, 500,000,000 shares authorized, 11,319,928 and 1,183,942 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,132	119
Additional paid-in capital	205,854,021	195,864,697
Accumulated deficit	(192,116,741)	(190,541,067)
Total FOXO stockholders’ equity	13,738,415	5,323,752
Noncontrolling interest	(60,576)	(51,941)
Total stockholders’ equity	13,677,839	5,271,811
Total liabilities and stockholders’ equity	$50,019,356	$41,708,071

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Foxo Technologies INc. and subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues	$5,218,373	$27,474	$8,388,293	$34,654
Operating expenses:
Direct costs of revenues	1,975,325	31,203	3,879,261	31,203
Research and development	40,183	103,101	70,183	268,461
Management contingent share plan expense	18,878	8,509	37,756	41,060
Selling, general and administrative expenses	2,616,866	1,474,230	5,380,952	2,462,167
Total operating expenses	4,651,252	1,617,043	9,368,152	2,802,891
Income (loss) from operations	567,121	(1,589,569)	(979,859)	(2,768,237)
Change in fair value of warrant liabilities	7,576	(999)	39,170	8,091
Gain from extinguishment of Senior PIK Notes	-	-	1,863,834	-
Interest expense	(1,008,751)	(541,217)	(1,898,543)	(843,129)
Other non-operating expense, net	(92,252)	(32,500)	(171,716)	(65,000)
Total non-operating expense, net	(1,093,427)	(574,716)	(167,255)	(900,038)
Loss before income taxes	(526,306)	(2,164,285)	(1,147,114)	(3,668,275)
Provision for income taxes	-	-	-	-
Net loss, including noncontrolling interest	(526,306)	(2,164,285)	(1,147,114)	(3,668,275)
Noncontrolling interest	4,285	1,334	8,635	1,334
Net loss attributable to FOXO	$(522,021)	$(2,162,951)	$(1,138,479)	$(3,666,941)
Deemed dividends from anti-dilution provisions and issuances of preferred stock and triggers of down round provisions and extension of Assumed Warrants	(265,070)	(309,938)	(437,195)	(966,102)
Net loss to common stockholders	(787,091)	(2,472,889)	(1,575,674)	(4,633,043)
Preferred stock dividends - undeclared	(168,521)	-	(483,430)	-
Net loss to common stockholders, net of preferred stock dividends – undeclared	$(955,612)	$(2,472,889)	$(2,059,104)	$(4,633,043)

Net loss per share of Class A Common Stock, basic and diluted	$(0.21)	$(4.76)	$(0.68)	$(9.57)
Weighted average shares of Class A Common Stock, basic and diluted	4,520,880	519,630	3,022,246	483,873

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

FOXO TECHNOLOGIES INC. and subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR EACH OF THE QUARTERS IN THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Preferred Stock		Class A Common		Additional		Total FOXO		Total
	Stock		Stock		Paid-	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	In-Capital	Deficit	Equity	Interest	Equity

Balance, December 31, 2024	26,972	$3.00	1,183,942	$119	$195,864,697	$(190,541,067)	$5,323,752	$(51,941)	$5,271,811
Net loss to common stockholders	-	-	-	-	-	(788,583)	(788,583)	-	(788,583)
Noncontrolling interest	-	-	-	-	-	-	-	(4,350)	(4,350)
Stock-based compensation	-	-	-	-	27,716	-	27,716	-	27,716
Common stock issued for conversions of Series A Preferred Stock	(308)	-	73,374	7	(7)	-	-	-	-
Issuances of Series B Preferred Stock in exchange for Senior PIK Notes, net of finder’s fees	3,457	-	-	-	3,282,500	-	3,282,500	-	3,282,500
Issuances of Series C Preferred Stock for cash investments, net of finder’s fees	60	-	-	-	44,825	-	44,825	-	44,825
Exchanges of Series B Preferred Stock for Series C Preferred Stock	75	-	-	-	-	-	-	-	-
Common stock issued for conversions and exchanges of notes payable	-	-	217,302	22	828,452	-	828,474	-	828,474
Common stock issued under terms of notes payable	-	-	30,752	3	38,247	-	38,250	-	38,250
Common stock issuable under terms of notes payable	-	-	-	-	68,225	-	68,225	-	68,225
Common stock issued and issuable for finder’s fees	-	-	11,494	1	141,189	-	141,190	-	141,190
Shares issued under Corporate Development and Advisory Agreement	-	-	38,389	4	(4)	-	-	-	-
Common stock issued for legal settlement	-	-	165,077	17	570,646	-	570,663	-	570,663
Deemed dividends from issuances of preferred stock and triggers of down round provisions of Assumed Warrants	-	-	-	-	172,125	-	172,125	-	172,125
Balance, March 31, 2025	30,256	$3	1,720,330	$173	$201,038,611	$(191,329,650)	$9,709,137	$(56,291)	$9,652,846
Net loss to common stockholders	-	-	-	-	-	(787,091)	(787,091)	-	(787,091)
Noncontrolling interest	-	-	-	-	-	-	-	(4,285)	(4,285)
Stock-based compensation	-	-	-	-	18,878	-	18,878	-	18,878
Common stock issued for conversions of Series A Preferred Stock	(5,981)	-	8,488,766	849	(849)	-	-	-	-
Issuances of Series A Preferred Stock, net of issuance costs	3,400	-	-	-	3,000,000	-	3,000,000	-	3,000,000
Issuance of Series C Preferred Stock, net of issuance costs	75	-	-	-	56,050	-	56,050	-	56,050
Exchanges of Series B Preferred Stock for Series C Preferred Stock	31	-	-	-	-	-	-	-	-
Common stock issued for conversions of notes payable	-	-	774,078	77	1,061,491	-	1,061,568	-	1,061,568
Common stock issued under terms of note payable	-	-	3,598	-	-	-	-	-	-
Common stock issuable for finder’s fees	-	-	-	-	18,480	-	18,480	-	18,480
Common stock issued for legal settlement	-	-	329,815	33	396,290	-	396,323	-	396,323
Common stock issued for fractional shares in reverse stock split	-	-	3,341	-	-	-	-	-	-
Deemed dividends from anti-dilution provisions and issuances of preferred stock	-	-	-	-	265,070	-	265,070	-	265,070
Balance, June 30, 2025	27,781	$3	11,319,928	$1,132.00	$205,854,021	$(192,116,741)	$13,738,415	$(60,576)	$13,677,839

	Preferred Stock		Common Stock (Class A)		Additional Paid-	Accumulated	Total FOXO Stockholder’s Equity	Noncontrolling
	Shares	Amount	Shares	Amount	In-Capital	Deficit	(Deficit)	Interest	Total

Balance, December 31, 2023	-	$-	384,223	$38	$162,960,438	$(177,060,285)	$(14,099,809)	$-	$(14,099,809)
Net loss to common stockholders	-	-	-	-	-	(2,160,154)	(2,160,154)	-	(2,160,154)
Stock-based compensation	-	-	(34)	-	102,533	-	102,533	-	102,533
Common Stock issued to under KR8 License Agreement	-	-	65,327	7	378,033	-	378,040	-	378,040
Common Stock issued under Corporate Development and Advisory Agreement	-	-	22,613	2	152,998	-	153,000	-	153,000
Common Stock issued to MSK under Shares for Services Agreement	-	-	25,680	3	48	-	51	-	51
Common Stock Issued to employee	-	-	2,674	-	15,694	-	15,694	-	15,694
Warrants issued for finder’s fee	-	-	-	-	17,147	-	17,147	-	17,147
Deemed dividends from trigger of down round provisions and extension of Assumed Warrants	-	-	-	-	656,164	-	656,164	-	656,164
Balance, March 31, 2024	-	-	500,483	50	164,283,055	(179,220,439)	(14,937,334)	-	(14,937,334)
Net loss to common stockholders	-	-	-	-	-	(2,472,889)	(2,472,889)	-	(2,472,889)
Noncontrolling interest	-	-	-	-	-	-	-	(1,334)	(1,334)
Stock-based compensation	-	-	(84)	-	67,796	-	67,796	-	67,796
Shares issuable under terms of note payable	-	-	-	-	27,900	-	27,900	-	27,900
Shares issued under terms of note payable	-	-	10,050	1	56,599	-	56,600	-	56,600
Shares issued for legal settlement	-	-	56,276	6	285,903	-	285,909	-	285,909
Warrants issuable for finder’s fees	-	-	-	-	42,779	-	42,779	-	42,779
Shares issuable for Myrtle acquisition	-	-	-	-	235,435	-	235,435	-	235,435
Shares issuable to institutional investors under terms of senior note payable	-	-	-	-	255,014	-	255,014	-	255,014
Noncontrolling interest	-	-	-	-	-	-	-	(37,368)	(37,368)
Deemed dividends from trigger of down round provisions of Assumed Warrants	-	-	-	-	309,938	-	309,938	-	309,938
Balance, June 30, 2024	-	$-	566,725	$57	$165,564,418	$(181,693,328)	$(16,128,853)	$(38,702)	$(16,167,555)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

FOXO TECHNOLOGIES INC. and subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss, including noncontrolling interest	$(1,147,114)	$(3,668,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	289,818	521,955
Gain from extinguishment of Senior PIK Notes	(1,863,834)	-
Equity-based compensation, net of forfeitures	46,594	187,019
Amortization of consulting fees paid in common stock	212,590	100,780
Change in fair value of warrants	(39,170)	(8,091)
Senior PIK Notes interest	70,593	503,632
Amortization of debt discounts and debt issuance costs	824,986	281,639
Non-cash interest expense on right-of-use lease obligations	436,519	-
Write off of investment	-	100,000
Non-cash interest	374,833	-
Changes in operating assets and liabilities:
Accounts receivable, net	(2,650,119)	-
Supplies	(4,590)	-
Prepaid expenses	1,367	61,319
Other current assets	(54,446)	12,774
Accounts payable	351,336	1,070,483
Accrued and other liabilities, including related parties’ payables	24,880	(734,997)
Right-of-use lease obligations	(602,546)	-
Other liabilities	12,000	-
Net cash used in operating activities	(3,716,303)	(1,571,762)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of medical equipment	(14,900)	-
Purchase of Myrtle, net of cash acquired	-	(258,810)
Net cash used in investing activities	(14,900)	(258,810)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of notes payable, net of issuance costs	1,090,000	1,607,948
Proceeds from other loans	279,000	-
Note payable to RHI for purchase of Myrtle	-	264,565
Borrowings on note payable to RHI	34,777	(47,528)
Payments on notes payable	(111,872)	-
Payments on other loans	(408,056)	-
Proceeds from issuance of preferred stock, net of issuance costs	3,100,875	-
Net cash provided by financing activities	3,984,724	1,824,985
Net change in cash and cash equivalents	253,521	(5,587)
Cash and cash equivalents at beginning of period	68,268	38,116
Cash and cash equivalents at end of period	$321,789	$32,529

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 DESCRIPTION OF BUSINESS

FOXO owns and operates three subsidiaries.

Rennova Community Health, Inc., owns and operates Scott County Community Hospital, Inc. (d/b/a Big South Fork Medical Center), a critical access designated (CAH) hospital in East Tennessee.

Myrtle Recovery Centers, Inc., a 30-bed behavioral health facility in East Tennessee. Myrtle provides inpatient services for detox and residential treatment and outpatient services for MAT and OBOT Programs.

FOXO Labs, Inc. is a biotechnology company dedicated to improving human health and life span through the development of cutting-edge technology and product solutions for various industries.

Segments

The Company manages and classifies its business into two reportable business segments: (i) Healthcare; and (ii) Labs. Previously, Labs consisted of Labs and Life, which were treated as separate segments, however, with the acquisition of Myrtle in June 2024, the Company’s operational focus shifted such that it was appropriate to combine its Labs and Life segments during the second quarter of 2024 (and to rename the combined segment as Labs) and to operate Myrtle, RCHI and SCCH under the Company’s Healthcare segment. SCCH is doing business as Big South Fork Medical Center (“BSF”).

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

The Company’s history of losses requires management to critically assess its ability to continue operating as a going concern. For the six months ended June 30, 2025 and 2024, the Company incurred a net loss to common stockholders of $1.6 million and $4.6 million, respectively. As of June 30, 2025, the Company had a working capital deficit of $27.3 million. Cash used in operating activities for the six months ended June 30, 2025 was $3.7 million. As of June 30, 2025, the Company had $0.3 million available cash and cash equivalents.

The Company’s ability to continue as a going concern is dependent on generating revenue, raising additional equity or debt capital, reducing losses and improving cash flows. The Company will continue ongoing capital-raising initiatives and has demonstrated previous success in raising capital to support its operations, including equity, principally preferred stock, and debt financings.

While the Company has recently improved its capital structure, until such time as it is able to generate positive cash flows from operations, it will need to obtain external sources of financing to fund its operations. There can be no assurances that such sources of financing will be available, or if available at all, on favorable terms. As such, until additional equity or debt capital is secured and the Company begins generating sufficient revenue and operating cash flows, there is substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the issuance of these unaudited condensed consolidated financial statements. If the Company is unable to fund its operations, it will be required to evaluate further alternatives, which could include further curtailing or suspending its operations, selling the Company, dissolving and liquidating its assets or seeking protection under bankruptcy laws. A determination to take any of these actions could occur at a time that is earlier than when the Company would otherwise exhaust its cash resources.

These unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements as filed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s consolidated financial position as of June 30, 2025, and the results of its operations and changes in stockholders’ equity (deficit) for each of the quarters in the six months ended June 30, 2025 and 2024 and its cash flows for the six months ended June 30, 2025 and 2024. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2025 may not be indicative of results for the year ending December 31, 2025.

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

COMPREHENSIVE LOSS

During the three and six months ended June 30, 2025 and 2024, comprehensive loss was equal to the net loss to common stockholders amounts presented in the unaudited condensed consolidated statements of operations.

RECLASSIFICATIONS

The purchase of the intangible asset under the KR8 Agreement, which is defined and discussed in Note 10, was previously reflected as a use of cash in the investing activities section of the cash flow statement with the corresponding accrued liability reflected in the operating activities section of the cash flow statement for the six months ended June 30, 2024. This amount has been reclassified to the supplemental cash flow information presented in Note 15. The following table presents the effects of the reclassification for the six months ended June 30, 2024:

	Six Months Ended
	June 30, 2024

	As Previously Presented	Adjusted	As Revised
Net cash provided by (used in) operating activities	$550,328	$(2,122,090)	$(1,571,762)
Net cash used in investing activities	(2,380,900)	2,122,090	(258,810)
Net change in cash	$(1,830,572)	$-	$(1,830,572)

Non-cash related party payable for purchase of intangible asset	$-	$2,122,090	$2,122,090

Certain additional items have been reclassified in the three and six months ended June 30, 2024 for comparison purposes.

REVERSE STOCK SPLITS

On April 17, 2025, the Company’s board of directors (pursuant to a previously-obtained shareholder approval) approved the implementation of a 1-for-10 reverse stock split, such that every 10 shares of the Company’s Class A Common Stock will be combined into one issued and outstanding share of Common Stock, with no change in the $0.0001 par value per share (the “First Reverse Stock Split”). On July 17, 2025, the Company’s board of directors (pursuant to previously-obtained shareholder approval) approved the implementation of a 1-for-1.99 reverse stock split, such that every 1.99 shares of the Company’s Class A Common Stock will be combined into one issued and outstanding share of the Company’s Class A Common Stock, with no change in the $0.0001 par value per share (the “Second Reverse Stock Split”) and together with the First Reverse Stock Split, (the “Reverse Stock Splits”).

The First Reverse Stock Split was effective at 4:01 p.m., Eastern Time, on April 28, 2025. Trading reopened on April 29, 2025, which is when the Company’s Class A Common Stock began trading on a post reverse stock split basis. The Second Reverse Stock Split was effective at 4:01 p.m., Eastern Time, on July 27, 2025. Trading reopened on July 28, 2025, which is when the Company’s Class A Common Stock began trading on a post reverse stock split basis.

All share information included in these financial statements has been reflected as if the Reverse Stock Splits occurred as of the earliest period presented.

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

IMPAIRMENT OF GOODWIL AND INTANGIBLE ASSETS

The Company reviews its goodwill and intangible assets to determine potential impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability is measured by comparing the carrying amount of the asset group with the future undiscounted cash flows the assets are expected to generate. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. If such assets are considered impaired, an impairment loss is measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets. At June 30, 2025 and December 31, 2024, the Company had intangible assets and goodwill resulting from the acquisitions of Myrtle and RCHI, which more fully discussed in Note 5. No impairments of intangible assets and goodwill were recorded in the three and six months ended June 30, 2025 and 2024.

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

Presently, the Company’s healthcare segment consists of the operations of Myrtle from its acquisition date of June 14, 2024, and of RCHI from its acquisition date of September 10, 2024.

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

Included in healthcare revenue for the three and six months ended June 30, 2025 and in accounts receivable at June 30, 2025 is $2.5 million from the State of Tennessee’s Hospital Improvement Plan (“THIP”) for the plan’s fiscal year ended June 30, 2025. The THIP is designed to increase revenues for hospitals serving TennCare patients.

Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). As of June 30, 2025 and December 31, 2024, $1.8 million and $2.1 million, respectively, of Medicare cost report settlement reserves were recorded in accrued expenses on the unaudited condensed consolidated balance sheets, as presented in Note 8.

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

The Company has recorded minor amounts of revenues from its Labs segment during the three and six months ended June 30, 2025 and 2024. Labs currently recognizes revenue from residual life insurance commissions and collecting a royalty from Illumina, Inc. related to the sales of the Infinium Mouse Methylation Array. Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company applies judgment in determining the customer’s ability and intention to pay based on a variety of factors including the customer’s historical payment experience.

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

During the three months ended June 30, 2025 and 2024, estimated contractual allowances and implicit price concessions of $17.2 million and $0, respectively, have been recorded as reductions to revenues and accounts receivable balances to enable the Company to record its revenues and accounts receivable at the estimated amounts it expects to collect and during the six months ended June 30, 2025 and 2024, estimated contractual allowances and implicit price concessions of $34.7 million and $0, respectively, have been recorded as reductions to revenues and accounts receivable balances to enable the Company to record its revenues and accounts receivable at the estimated amounts it expects to collect. As required by Topic 606, after deducting estimated contractual allowances and implicit price concessions from the healthcare segment’s revenues for the three months ended June 30, 2025 and 2024, the Company recorded healthcare net revenues of $5.2 million and $20,187, respectively and for the six months ended June 30, 2025 and 2024, the Company recorded healthcare net revenues of $8.4 million and $20,187, respectively. The Company continues to review the provisions for contractual allowances and implicit price concessions. See Note 6, Accounts Receivable, Net.

EQUITY-BASED COMPENSATION

In 2022, we offered equity-based compensation to employees and non-employees in the form of stock options and restricted stock. We measure and recognize all equity-based payments to employees, service providers and board members at fair value. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the consolidated statements of operations based on the estimated fair value of those awards on the grant date or reporting date, if required to be remeasured, and amortized on a straight-line basis over the requisite service period. We recognize forfeitures as incurred. We utilize a Black-Scholes valuation model to estimate the fair value of stock options and this model requires the input of assumptions, including the exercise price, volatility, expected term, discount rate, and the fair value of the underlying membership or stock on the date of grant. These inputs are provided at the grant date for an equity classified award and each measurement date for a liability classified award. Equity-based compensation awards are considered granted (i) when there is a mutual understanding of key terms, (ii) we are contingently obligated to issue the options, and (iii) the option holder begins to benefit or be adversely impacted by changes in our stock price. This primarily occurs at the time the stock option agreements are executed. The fair value of each stock option is estimated using a Black-Scholes valuation model while considering the respective rights of each type of stockholder. We did not grant stock options during the three and six months ended June 30, 2025 and 2024, however, we had forfeitures during the three and six months ended June 30, 2024. We also had forfeitures of restricted stock awards during the three and six months ended June 30, 2024.

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

The Company has not recorded income tax benefits for the losses that it incurred in the three and six months ended June 30, 2025 and 2024. The Company incurred a pre-tax loss for the year ended December 31, 2024. In addition, the Company believes that its available net operating loss carryforwards would offset future taxable income, in any, for the year ended December 31, 2025. Therefore, its effective income tax rates were zero for the periods presented and it has provided a full valuation allowance for its net deferred tax assets.

NET LOSS PER SHARE

Net loss per share of common stock is calculated by dividing net loss to common stockholders, net of preferred stock dividends - undeclared by the weighted average number of shares of common stock outstanding during the period. The Company follows the provisions of ASC Topic 260, Earnings Per Share for determining whether outstanding shares that are contingently returnable are included for purposes of calculating net loss to common stockholders per share and determining whether instruments granted in equity-based compensation arrangements are participating securities for purposes of calculating net loss to common stockholders per share. See Note 4, Net Loss Per Share.

BUSINESS COMBINATIONS

The Company follows the guidance in ASC 805, Business Combinations for determining the appropriate accounting treatment for business acquisitions. Under ASC 805, the assets acquired, and liabilities assumed are recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The excess of the purchase prices over the aggregate fair value of the tangible assets acquired and liabilities assumed is treated as goodwill in accordance with ASC 805. During the measurement period or until valuation studies are completed, the provisional amounts used for the purchase price allocation are subject to adjustments for a period not to exceed one year from the date of acquisition. The Company has completed the valuation studies for the purchases of Myrtle and RCHI with the exception of the determination of additional goodwill and any additional purchase price liability. Acquisition costs are expensed as incurred. The accounting for the acquisitions of Myrtle and RCHI are presented in Note 5.

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

Note 4 NET LOSS PER SHARE

The following table sets forth the calculation of basic and diluted loss per share for the periods presented based on the weighted average number of shares of the Company’s Class A Common Stock outstanding during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss attributable to FOXO - basic and diluted	$(522,021)	$(2,162,951)	$(1,138,479)	$(3,666,941)
Deemed dividends from anti-dilution provisions and issuances of preferred stock and triggers of down round provisions and extension of Assumed Warrants	(265,070)	(309,938)	(437,195)	(966,102)
Net loss to common stockholders	$(787,091)	$(2,472,889)	$(1,575,674)	$(4,633,043)
Preferred stock dividends – undeclared	(168,521)	-	(483,430)	-
Net loss to common stockholders, net of preferred stock dividends – undeclared	$(955,612)	$(2,472,889)	$(2,059,104)	$(4,633,043)
Basic and diluted weighted average number of shares of Class A Common Stock	4,520,880	519,630	3,022,246	483,873
Basic and diluted net loss per share available to Class A Common Stock	$(0.21)	$(4.76)	$(0.68)	$(9.57)

The following Class A Common Stock equivalents of the Company have been excluded from the computation of diluted net loss per common share as the effect would be antidilutive and reduce the net loss per share of Class A Common Stock:

	June 30, 2025	June 30, 2024
Preferred stock	69,981,784	-
Public and private warrants	52,155	52,155
Assumed Warrants	-	223,056
Convertible notes payable	8,978,427	140,289
Finder’s warrants	-	10,377
Stock options	5,264	5,525
Total antidilutive shares	79,017,630	431,402

At June 30, 2025, in addition to the common stock equivalents listed in the table above, the Company has agreed to issue: (i) up to 1,931,151 additional shares of its Class A Common Stock under the terms of a legal settlement as more fully discussed in Notes 14 and 16, (ii) an aggregate of 21,985 shares of its Class A Common Stock under the terms of outstanding notes payable, which are discussed in Note 9, and (iii) 77,635 shares of its Class A Common Stock for finder’s fees, which are discussed in Notes 9 and 12. See Note 16 regarding the Company’s Class A Common Stock and common stock equivalents issued subsequent to June 30, 2025.

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

Pursuant to the RCHI SEA, in the event that the Company, at any time after June 10, 2024, the date specified in the RCHI SEA, and during the twelve months thereafter, entered into any agreement or settlement agreement with any pre-existing holder of debt or other liability owed by the Company above $5.0 million (cumulative) then the consideration payable shall increase on a dollar for dollar basis for the aggregate settlement amount above $5.0 million. As of the September 10, 2024 acquisition date, the full scope of the Company’s obligations to pre-existing debt holders or other creditors was not determinable, as negotiations with creditors and debt holders remained open and unresolved. As of June 30, 2025, the Company had fully settled $5.8 million of cumulative debts and liabilities above $5.0 million. Accordingly, on the June 30, 2025 unaudited condensed consolidated balance sheet, related parties’ note payable includes a $5.8 million note payable to RHI (the “Additional RCHI Note”). The additional consideration owed of $5.8 million has been recorded as additional goodwill as reflected in the table below. On August 18, 2025, $5.0 million of the Additional RCHI Note was exchanged for 5,000 shares of the Company’s Series A Preferred Stock as more fully discussed in Note 16. Promissory notes are presented in Note 9 and Series A Preferred Stock is more fully discussed in Note 12.

In addition, the Company has agreed to extend the period for settlement of qualifying debt and liabilities that are not yet settled or quantified for another twelve months, that is through June 30, 2026. Any additional purchase price consideration that may occur as a result of settling additional qualifying debt and liabilities up to the end of the measurement period, which is September 10, 2025, will be recorded as additional goodwill and as a liability to RHI. Any settlements of qualifying debt and liabilities made after the end of the measurement period, but prior to the end of the extension period of June 30, 2026, will be recorded in the statement of operations as a change in the fair value of the RCHI purchase price. As of June 30, 2025, the Company cannot estimate the additional settlement amount of additional liabilities that existed at June 10, 2024 and that may be settled because of ongoing negotiations that remain unresolved.

As previously discussed in Note 1, RCHI’s wholly-owned subsidiary, SCCH, does business as BSF. BSF is a critical access hospital located in Oneida, Tennessee consisting of a 52,000-square foot hospital building and 6,300-square foot professional building on approximately 4.3 acres. BSF has 25 inpatient beds and a 24/7 emergency department and provides ancillary services, including laboratory, radiology, respiratory and pharmacy services. The hospital became operational on August 8, 2017 and it became designated as a critical access hospital (rural) in December 2021, retroactive to June 30, 2021.

Lease Agreements Between Myrtle and RHI and SCCH and RHI

Myrtle entered into a lease agreement with a subsidiary of RHI under which Myrtle agreed to lease facilities at BSF’s campus beginning June 14, 2024. The lease is for a term of one year with five annual options to renew for an additional year with an initial monthly base rental amount of $35,000 and annual rent increases equal to the greater of 3% and the consumer price index. As of June 14, 2025, the Company had renewed the lease for an additional year and, accordingly, the monthly base rental amount has been increased to $35,595.

On June 1, 2024, SCCH entered into a “triple net” lease agreement with a subsidiary of RHI under which SCCH agreed to lease the BSF hospital facilities. The lease is for a term of one year with five annual options to renew for an additional year with an initial monthly base rental amount of $65,000 and annual rent increases equal to the greater of 3% and the consumer price index. As of June 1, 2025, the Company has renewed the lease for an additional year and, accordingly, the monthly base rental amount has been increased to $66,950.

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

The Company undertook valuation studies to determine the fair values of the assets acquired in the acquisitions. Based on the studies that were prepared by an independent valuation firm, the assets acquired, net of liabilities assumed, were ($1.4) million for Myrtle and ($1.6) million for RCHI. The valuation firm used a number of methods to calculate the fair values of the intangible assets acquired in the Myrtle and RCHI acquisitions (principally tradenames, licenses/permits and customer relationships) including the cost and income approaches and with-and-without, relief from royalty and multiple period excess earnings methods. Furthermore, the valuation firm reviewed and utilized ten-year projections as developed by management and calculated the cost of equity capital using the build-up model and a weighted average cost of capital using comparable, guideline companies. Management believes the book value of acquired fixed assets, other tangible assets and liabilities assumed approximated their fair values. The excess of the purchase prices over the aggregate fair values of the tangible and intangible assets acquired and liabilities assumed was treated as goodwill as reflected in the table below.

The following table shows the allocations of the purchase prices of Myrtle and RCHI to the identifiable assets acquired and liabilities assumed on their respective acquisition dates:

	Myrtle	RCHI
Initial purchase price	$500,000	$22,000,100
Additional purchase consideration	-	5,837,484
Total purchase price	$500,000	$27,837,584

Tangible and intangible assets acquired, and liabilities assumed at fair value:
Cash	$5,757	$7,572
Accounts receivable, net	284,445	2,540,440
Supplies	-	201,734
Prepaid expenses	-	127,936
Property and equipment, net	221,045	176,109
Intangible assets	495,400	8,528,082
Right-of-use lease assets	-	2,693,046
Accounts payable	(708,381)	(3,081,467)
Accrued expenses	(98,731)	(8,941,433)
Right-of-use lease liabilities	-	(2,692,946)
Note payable	(1,610,671)	(623,832)
Other loan	-	(525,319)
Noncontrolling interest	37,366	-

Assets acquired, net of liabilities assumed	$(1,373,770)	$(1,590,078)
Goodwill	$1,873,770	$29,427,662

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

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Net Revenue	$3,313,811	$6,697,268
Net loss attributable to FOXO	(2,885,164)	(5,032,735)
Deemed dividend from trigger of down round provisions and extension of Assumed Warrants	(309,938)	(966,102)
Net loss to common stockholders	(3,195,102)	(5,998,837)
Preferred stock dividends – undeclared	(262,500)	(525,000)
Net loss to common stockholders, net of preferred stock dividends – undeclared	$(3,457,602)	$(6,523,837)

Net loss per share:
Basic and diluted net loss per share available to Class A Common Stock	$(6.05)	$(12.19)
Basic and diluted weighted average number of shares of Class A Common Stock	571,069	535,312

The pro formas do not include any adjustment as a result of the additional purchase price consideration discussed above.

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions of Myrtle and RCHI been completed as of January 1, 2024 or to project potential operating results as of any future date or for any future periods.

Note 6 ACCOUNTS RECEIVABLE, NET

Accounts receivable at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Accounts receivable, gross	$17,005,579	$12,200,256
Less:
Allowance for contractual obligations	(11,079,103)	(8,967,362)
Allowance for doubtful accounts	(1,005,400)	(961,937)
Accounts receivable, net	$4,921,076	$2,270,957

Accounts receivable at June 30, 2025 includes $2.5 million from the THIP for the plan’s fiscal year ended June 30, 2025. The THIP is designed to increase revenues for hospitals serving TennCare patients

Note 7 INTANGIBLE ASSETS, NET AND GOODWILL

The components of intangible assets, net at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Tradenames	$1,582,734	$1,582,734
Licenses and permits	7,396,848	7,396,848
Customer relationships	43,900	43,900
Less: accumulated amortization	(15,243)	(7,926)
Intangible assets, net	$9,008,239	$9,015,556

The tradenames, licenses and permits and customer relationships intangible assets resulted from the acquisitions of Myrtle and RCHI, which are more fully discussed in Note 5. The tradenames and licenses and permits assets have indefinite lives and the customer relationships is being amortized over three years. Not included in the table above is the Epigenetic APP, which is more fully discussed below.

The Company recognized amortization expense on its intangible assets of $3,658 and $0.3 million in the three months ended June 30, 2025 and 2024, respectively, and $7,317 and $0.5 million in the six months ended June 30, 2025 and 2024, respectively. Included in the amortization expense in the three and six months ended June 30, 2024 was $0.2 million and $0.4 million, respectively, of expense for an Epigenetic APP that was acquired from Kr8 ai Inc., a Nevada corporation controlled by one of the Company’s directors and the previous interim CFO, who recently passed away (“KR8”), as more fully discussed in Note 10. Included in amortization expense for the three and six months ended June 30, 2024 was $0.1 million and $0.1 million, respectively, of expense for a methylation pipeline asset. During the year ended December 31, 2024, the Company recorded an impairment loss of $1.6 million for the Epigenetic APP and an impairment loss of $0.2 million for the methylation pipeline asset as the timeline for projected cash flows could no longer support these assets. The Company continues to believe that its Epigenetic APP asset will play a valuable part in its Epigenetic business, which makes up its Labs segment, but needs to make further investment for this asset to generate sales. Without certainty on the timeframe, the Company believed that it was appropriate to impair the value of the asset in its records in the year ended December 31, 2024.

Goodwill

Goodwill was $31.3 million and $25.5 million as of June 30, 2025 and December 31, 2024, respectively. The goodwill resulted from the acquisitions of Myrtle and RCHI, which are more fully discussed in Note 5.

Note 8 ACCRUED EXPENSES

At June 30, 2025 and December 31, 2024, accrued expenses consisted of the following:

	June 30,	December 31,
	2025	2024
Accrued payroll and related liabilities	$6,618,090	$6,024,516
Accrued severance	2,174,035	2,174,035
Accrued interest	263,501	651,664
Accrued legal settlement	389,971	1,356,957
Medicare cost report settlement reserves	1,838,081	2,147,581
Other accrued expenses	1,416,274	1,166,663
Accrued expenses	$12,699,952	$13,521,416

Included in accrued payroll and related liabilities at June 30, 2025 and December 31, 2024 was approximately $5.5 million and $5.2 million, respectively, for past due payroll taxes and associated penalties and interest.

Related parties’ payables and accrued expenses are presented in Note 10.

Note 9 DEBT

At June 30, 2025 and December 31, 2024, debt consisted of the following:

	June 30, 2025	December 31, 2024

Notes payable – third parties	$2,368,275	$7,279,724
Notes payable – related parties	8,544,185	2,671,924
Other loans	292,201	268,257
Total debt	11,204,661	10,219,905
Less current portion of debt	(11,204,661)	(10,219,905)
Total debt, net of current portion	$-	$-

Notes Payable – Third Parties

At June 30, 2025 and December 31, 2024 notes payable with third parties consisted of the following:

	June 30, 2025	December 31, 2024

Senior PIK Notes in the aggregate principal amount of $0 and $3,457,500, including interest of $0 and $1,793,241 at June 30, 2025 and December 31, 2024, respectively	$-	$5,250,741
Silverback/Western Note Payable	540,363	623,832
ClearThink Notes in the aggregate principal amount of $541,428 and $1,166,750 net of unamortized discounts of $112,143 and $257,290 at June 30, 2025 and December 31, 2024, respectively	429,285	909,460
LGH notes payable in the aggregate principal amount of $149,500 and $222,000, net of unamortized discounts of $56,536 and $126,511 at June 30, 2025 and December 31, 2024, respectively	92,964	95,489
IG notes payable in the aggregate principal amount of $230,000 and $120,000, net of unamortized discounts of $60,966 and $68,739 at June 30, 2025 and December 31, 2024, respectively	169,034	51,267
1800 Diagonal notes payable in the aggregate principal amount of $351,241 and $264,308, net of unamortized discounts of $115,984 and $57,672 at June 30, 2025 and December 31, 2024, respectively	235,257	206,636
Red Road note payable in the principal amount of $0 and $91,019, net of unamortized discounts of $0 and $35,556 at June 30, 2025 and December 31, 2024, respectively	-	55,463
Lucas Ventures notes payable in the aggregate principal amount of $275,000 and $220,000, net of unamortized discounts of $75,723 and $133,164 at June 30, 2025 and December 31, 2024, respectively	199,277	86,836
JSC notes payable in the aggregate principal amount of $658,982 and $0, net of unamortized discounts of $0 and $0 at June 30, 2025 and December 31, 2024, respectively	658,982	-
Vista Capital note payable in the principal amount of $55,000 and $0, net of unamortized discounts of $11,887 and $0 at June 30, 2025 and December 31, 2024, respectively	43,113	-
Total third-party notes payable	2,368,275	7,279,724
Less current portion of third-party notes payable	(2,368,275)	(7,279,724)
Total third-party notes payable, net of current portion	$-	$-

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

As noted, as of December 31, 2024, the Senior PIK Notes were in default and the Company did not have the financial ability to correct this default. To resolve the default of the Senior PIK Notes and transition the Senior PIK Note from debt to equity, the Company asked the Senior PIK Note holders to consider certain amendments to their Notes. On October 18, 2024, the Company received the approval of over 50.01% of the holders of the Senior PIK Notes based on the Aggregate Original Principal Amount (as defined in the Senior PIK Notes) to enter into the 2024 PIK Notes Amendment, under which the Senior PIK Notes would be exchanged for the Company’s Series B Preferred Stock. Under the 2024 PIK Notes Amendment, the Senior PIK Notes (not including accrued and unpaid Interest (as defined in the Senior PIK Notes) which was waived as part of the automatic exchange) were automatically exchanged into a number of shares of Series B Preferred Stock equal to the Original Principal Amount (as defined in the Senior PIK Notes) divided by the Stated Value ($1,000) of Series B Preferred Stock, or 3,457.5 shares of Series B Preferred Stock in January 2025. Upon the automatic exchange, all Senior PIK Notes (including all accrued and unpaid interest) (which total value was $5.4 million on the date of the exchange) were exchanged into Series B Preferred Stock, cancelled and satisfied in full. The Series B Preferred Stock is more fully discussed in Note 12.

As a result of the automatic exchange, during the six months ended June 30, 2025, the Company recorded a gain from extinguishment of Senior PIK Notes of $1.9 million, which represented the accrued and unpaid interest, which was waived per the terms of the automatic exchange. During the six months ended June 30, 2025, the Company recognized $0.1 million of contractual interest expense on the Senior PIK Notes and during the three and six months ended June 30, 2024, the Company recognized $0.2 million and $0.5 million, respectively, of contractual interest expense on the Senior PIK Notes.

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

In February 2025, the Western Note Payable was sold to a new holder, Silverback Capital Corporation (“Silverback”) and it was amended and restated. Per the terms of the amendment and restatement, the principal balance of the note, which includes previously accrued interest expense, was $1.1 million, and the maturity date is February 26, 2026. The non-interest bearing note is convertible into shares of the Company’s Class A Common Stock at a conversion price equal to 90% of the average VWAP for the five trading days prior to conversion, which was $0.3476 per share on June 30, 2025. During the six months ended June 30, 2025, $0.5 million of principal balance of the note was converted into 318,171 shares of the Company’s Class A Common Stock.

Notes Payable to ClearThink Capital Partners, LLC

During the year ended December 31, 2024, the Company issued six promissory notes to ClearThink Capital Partners, LLC (“ClearThink”). On January 3, 2024, the Company issued ClearThink a promissory note in the principal amount of $75,000. The note was issued with a $25,000 original issue discount and matured on January 3, 2025. On January 3, 2025, the $75,000 note and $9,247 of accrued interest were exchanged for 16,319 shares of the Company’s Class A Common Stock.

On January 30, 2024, the Company issued ClearThink a promissory note in the principal amount of up to $0.8 million, of which $0.6 million was issued. The note was issued with a $0.2 million original issue discount and matured on January 30, 2025. In January 2025, $450,000 of principal balance of the note was exchanged for 88,931 shares of the Company’s Class A Common Stock and in April 2025, the remaining principal balance of $162,000 and accrued interest of $79,380 were exchanged for 80,864 shares of the Company’s Class A Common Stock.

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

On August 16, 2024, the Company issued ClearThink a promissory note in the principal amount of $39,750, which matured on November 16, 2024 and is in default and has not yet been repaid by the Company. The note was issued with a $13,250 original issue discount. Interest is accruing interest at the default interest rate of 24% per annum.

On November 20, 2024 and December 31, 2024, the Company issued ClearThink promissory notes each in the principal amount of $220,000 and each with a $20,000 original issue discount. The November 20, 2024 note, which matures on August 20, 2025, was issued with 6,281 inducement shares of the Company’s Class A Common Stock valued at $82,500 and per the terms of the December 31, 2024 note, which matures on September 30, 2025, 6,281 inducement shares valued at $36,375 are issuable as of June 30, 2025. In May 2025, $158,322 of the principal balance of the November 20, 2024 note was converted into 169,274 shares of the Company’s Class A Common Stock

During the six months ended June 30, 2025, the Company issued two additional promissory notes to Clear Think. On January 28, 2025 and March 7, 2025, the Company issued ClearThink promissory notes each in the principal amount of $110,000 and each with a $10,000 original issue discount. Per the terms of the January 28, 2025 note, which matures on October 28, 2025, 3,141 inducement shares of the Company’s Class A Common Stock valued at $15,375 are issuable as of June 30, 2025. and per the terms of the March 7, 2025 note, which matures on December 7, 2025, 5,025 inducement shares valued at $16,000 are issuable as of June 30, 2025.

The January 30, 2024 and August 16, 2024 notes have interest rates of 12% per annum (22 – 24% per annum after the occurrence of an Event of Default, as defined in the notes). The January 3, 2024 note had an interest rate of 22% per annum as a result of the payment default and the May 15, 2024 note originally did not bear interest but as amended had an interest rate of 22% per annum as discussed above. The November 20, 2024, December 31, 2024, January 28, 2025 and March 7, 2025 notes each bore a one-time 10% interest charge upon issuance, which was recorded as additional debt discount, and upon an event of default, as that term is defined in the notes, the outstanding balances will be increased to 125% of the principal amount outstanding and a penalty of $500 per day shall accrue. Ten percent of all future purchase notices from the Strata Purchase Agreement with ClearThink, which is more fully discussed in Note 12, must be directed toward repayment of the ClearThink notes until they are paid in full. As a result of anti-dilution provisions in the notes, on June 30, 2025, the ClearThink notes were convertible into shares of the Company’s Class A Common Stock at an assumed conversion price of $0.2794 per share.

During the six months ended June 30, 2025 and 2024, the Company received net cash proceeds from the ClearThink notes of $0.2 million and $0.7 million, respectively. The Company recorded interest expense of $0.1 million and $0.2 million, respectively, including amortization of debt discounts of $0.1 million and $0.2 million, respectively, during the three months ended June 30, 2025 and 2024 and the Company recorded interest expense of $0.3 and $0.2 million, respectively, including amortization of debt discounts of $0.2 and $0.2 million, respectively, during the six months ended June 30, 2025 and 2024. As a result of the issuances of ClearThink notes, the Company incurred finder’s fees due in cash, common stock warrants and common stock pursuant to finder’s fee agreements, which are more fully discussed below. During the six months ended June 30, 2025 and 2024, finder’s fees recorded as debt discounts on the Clear Think notes were $28,000 and $0.1 million, respectively.

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

On November 15, 2024, the Company entered into a second Securities Purchase Agreement with LGH pursuant to which the Company issued to LGH a second convertible promissory note in the principal amount of $220,000 and received cash proceeds of $200,000 and the Company issued 6,281 shares of its Class A Common Stock as inducement shares to LGH. The note, which matures on August 14, 2025, was issued with a 10% original issue discount and a one-time 10% interest charge of $22,000. The value of the 6,281 inducement shares of $83,500, was recorded as additional debt discount. In addition, the Company recorded finder’s fees of $28,000 in connection with the note payable in cash and common stock as additional debt discount. In May 2025, $70,500 of principal balance of the note was converted into 75,377 shares of the Company’s Class A Common Stock.

Interest expense on the LGH notes, which included amortization of debt discount, was $28,268 and $28,911 during the three months ended June 30, 2025 and 2024 respectively, and $69,975 and $28,911 during the six months ended June 30, 2025 and 2024, respectively. As a result of the anti-dilution provisions of the November 15, 2024 note, on June 30, 2025, the note was convertible into shares of the Company’s Class A Common Stock at an assumed conversion price of $0.2794 per share.

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

On December 24, 2024, the Company entered into a second Securities Purchase Agreement with IG pursuant to which the Company issued to IG a second convertible promissory note in the principal amount of $120,000 and received cash proceeds of $100,000 and the Company issued 5,025 shares of its Class A Common Stock as inducement shares to IG. The note, which matures on September 23, 2025, was issued with a 10% original issue discount and a one-time 10% interest charge of $12,000. The value of the 5,025 inducement shares of $24,800 was recorded as additional debt discount. In addition, the Company recorded finder’s fees of $14,000 payable in shares of the Company’s Class A Common Stock as additional debt discount.

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

Interest expense on the IG notes, which consisted of amortization of debt discount, was $30,234 and $61,267 during the three months ended June 30, 2025 and 2024 respectively, and $58,467 and $61,267 during the six months ended June 30, 2025 and 2024, respectively. As a result of the anti-dilution provisions of the notes, on June 30, 2025, the December 24, 2024 and the March 4, 2025 notes was convertible into shares of the Company’s Class A Common Stock at an assumed conversion price of $0.2794 per share.

Security Purchase Agreements Dated July 22, 2024, November 18, 2024, January 21, 2025, February 24, 2025 and May 21,2025 with 1800 Diagonal Lending LLC

On July 22, 2024, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC (“1800 Diagonal”) pursuant to which the Company issued to 1800 Diagonal a promissory note dated July 22, 2024 in the principal amount of $168,728, which included a one-time interest amount of $18,078 (12% of the original principal amount of $150,650) that was recorded as a debt discount, and it received cash of $131,000 and it paid legal fees of $6,000. The note was issued with a $19,650 original issue discount and matured on May 22, 2025. The note was convertible into shares of the Company’s common stock, but only in the Event of a Default. Upon an Event of Default, 150% of the amount owed would be immediately due and payable and the note bore interest at a rate of 22% per annum upon an Event of Default. Repayment of the 1800 Diagonal Note was due in five monthly payments. The first monthly payment was due on January 22, 2025 in the amount of $84,364 and the four subsequent monthly payments of $21,091 each were due. In January 2025, the Company issued 59,623 shares of its Class A Common Stock upon conversion in full of the outstanding principal balance and accrued interest totaling $173,228.

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

On November 18, 2024, the Company issued to 1800 Diagonal a promissory note in the principal amount of $95,580, with an original issue discount of $14,580 plus a one-time interest amount of $11,470 (12% of the original principal amount of $95,580) that was recorded as additional debt discount. The Company received cash proceeds of $81,000 and it paid legal fees of $6,000. In addition, the Company recorded finder’s fees of $8,100 payable in shares of the Company’s Class A Common Stock as additional debt discount. The note matures on September 15, 2025. Repayment of the 1800 Diagonal note is due in five monthly payments. The first monthly payment was due on May 15, 2025 in the amount of $53,525 and the four subsequent monthly payments due were $13,381 each. The note could be prepaid anytime within the first 180 days of issuance at a discounted rate of 97% of the outstanding balance. The note is convertible into shares of the Company’s Class A Common Stock, but only in the Event of a Default. Upon an Event of Default, 150% of the amount owed was immediately due and payable and the note bore interest at a rate of 22% per annum upon an Event of Default. On several dates in May 2025, the Company issued a total of 129,130 of its Class A Common Stock upon conversion in full of the outstanding principal balance of $95,580 and accrued interest of $15,969.

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

On February 24, 2025, the Company issued to 1800 Diagonal a promissory note in the principal amount of $98,900, with an original issue discount of $12,900, plus a one-time interest amount of $13,846 (14% of the original principal amount of $98,900) that was recorded as additional debt discount. The Company received cash proceeds of $86,000 and it paid legal fees of $6,000. In addition, the Company recorded finder’s fees of $12,040 payable in shares of the Company’s Class A Common Stock as additional debt discount. The note matures on November 30, 2025. Repayment of the 1800 Diagonal note is payable in nine monthly payments of $12,527 beginning on March 30, 2025. Upon an Event of Default, 150% of all amounts owed will be immediately due and payable and the note bears interest at a rate of 22% per annum upon an Event of Default. During the six months ended June 30, 2025, the Company made cash payments totaling $50,109.

On May 21, 2025, the Company issued to 1800 Diagonal a promissory note in the principal amount of $151,800, with an original issue discount of $19,800, plus a one-time interest amount of $18,216 (12% of the original principal amount of $151,800) that was recorded as additional debt discount. The Company received cash proceeds of $125,000 and it paid legal fees of $7,000. In addition, the Company recorded finder’s fees of $18,480 payable in shares of the Company’s Class A Common Stock as additional debt discount. The note matures on March 30, 2026. Repayment of the 1800 Diagonal note is due in five monthly payments. The first monthly payment is due on November 30, 2025 in the amount of $85,008 and the four subsequent monthly payments due are $21,252 each. The note is convertible into shares of the Company’s Class A Common Stock, but only in the Event of a Default. Upon an Event of Default, 150% of all amounts owed will be immediately due and payable and the note bears interest at a rate of 22% per annum upon an Event of Default. If an event of default occurs under a note, the note will be convertible into that number of shares equal to a 25% discount to the lowest closing bid price of the Company’s Class A Common Stock for the 15 days prior to the date of conversion.

During the three and six months ended June 30, 2025, interest expense on the 1800 Diagonal notes, including amortization of the debt discounts of $58,983 and $112,039, respectively, totaled $63,482 and $121,038, respectively.

Securities Purchase Agreement with Red Road Holdings Corporation Dated October 7, 2024

On October 7, 2024, pursuant to a Securities Purchase Agreement, the Company issued a promissory note to Red Road Holdings Corporation (“Red Road”) in the principal amount of $121,900, and a one-time interest amount of $17,066 (14% of the original principal amount of $121,900), which was recorded as additional debt discount, and the Company received cash of $106,000 and paid legal fees of $6,000. The note was issued with a $15,900 original issue discount and it matured on July 15, 2025. In addition, the Company recorded finder’s fees of $12,190 payable in shares of the Company’s common stock as additional debt discount. The note was convertible into shares of the Company’s Class A Common Stock, but only in the Event of a Default. Upon an Event of Default, 150% of the amount owed was to be immediately due and payable and the note bore interest at a rate of 22% per annum upon an Event of Default. Repayment of the Red Road note was due in nine monthly payments of $15,441 each beginning on November 14, 2024. During the six months ended June 30, 2025 and the year ended December 31, 2024, $61,763 and $30,881 of principal was paid in cash, respectively, and during the three and six months ended June 30, 2025, $25,707 and $37,054, respectively, of interest expense, consisting primarily of amortization of debt discount, was recorded on the Red Road note. On May 6, 2025, the Company issued 51,514 shares of its Class A Common Stock upon conversion in full of the outstanding principal balance and accrued interest totaling $47,822.

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

On February 14, 2025, the Company entered into a second Securities Purchase Agreement with Lucas Ventures pursuant to which the Company issued to Lucas Ventures a convertible promissory note in the principal amount of $55,000 and received cash proceeds of $50,000 and it issued 2,513 shares of its Class A Common Stock as inducement shares to Lucas Ventures. The note, which matures on November 14, 2025, was issued with a 10% original issue discount and a one-time 10% interest charge of $5,500. The value of the 2,513 inducement shares of $11,750 was recorded as an additional debt discount. In addition, the Company recorded finder’s fees of $7,000 payable in shares of the Company’s Class A Common Stock, as additional debt discount. During the three and six months ended June 30, 2025, $37,862 and $86,690, respectively, of amortization of debt discount was recorded as interest expense on the notes. As a result of the anti-dilution provisions, on June 30, 2025, the November 18, 2024 and February 14, 2025 notes were convertible into shares of the Company’s Class A Common Stock at an assumed conversion price of $0.2794 per share.

Convertible Promissory Notes with Jefferson Street Capital LLC Under January 7, 2025 Securities Purchase Agreements

On January 7, 2025, the Company entered into a Securities Purchase Agreement with Jefferson Street Capital LLC (“JSC”) pursuant to which the Company agreed to issue to JSC convertible promissory notes in the principal amount of up to $1,650,000 and up to a total number of shares of the Company’s Class A Common Stock as a commitment fee equal to 10% of the purchase price of each of the notes divided by the average VWAP of the Class A Common Stock during the five Trading Days (as defined in the notes) prior to the issuance date of the respective notes. As a result of the anti-dilution provisions, on June 30, 2025, the conversion price into which principal and interest under each note is convertible into shares of the Company’s Class A Common Stock was an assumed price of $0.2794 per share. Upon an event of default, as defined in the agreement, the Company shall immediately repay the default amount, which is 150% of the sum of the principal and interest outstanding at the time of the default and default interest at the rate of 16% per annum shall accrue.

Pursuant to the Securities Purchase Agreement discussed above, on January 7, 2025, the Company issued to JSC a convertible promissory note in the principal amount of $291,500 and 4,370 commitment shares of the Company’s Class A Common Stock valued at $26,500. The Company received $265,000 in cash from the issuance and paid issuance fees of $20,000. The note was issued with a $26,500 original issue discount and a one-time interest amount of $29,150 (10% of the original principal amount of $291,500), which was recorded as additional debt discount. The note originally matured on January 7, 2026. The Company recorded finder’s fees of $37,100 payable in shares of the Company’s Class A Common Stock as additional debt discount. The Company failed to file a Registration Statement on Form S-1 to register the shares pursuant to the conversion terms of the note within 45 days of the note’s issuance, which constituted an Event of Default, with such default being waived until April 1, 2025. Accordingly, during the three months ended June 30, 2025, the Company increased the principal amount of the note by $160,325, which represented 150% of the outstanding principal and interest on the date of the default (the “default penalty”), and it recorded default interest at the rate of 16% per annum for the period April 1, 2025 to June 30, 2025. The total interest expense on the note for the three and six months ended June 30, 2025, which included the default penalty, default interest and amortization of debt discount, was $280,701 and $312,266, respectively.

Pursuant to the Securities Purchase Agreement discussed above, on March 6, 2025, the Company issued JSC a second convertible promissory note in the principal amount of $133,650 and received cash proceeds of $121,500 and it issued 3,598 commitment shares of the Company’s Class A Common Stock valued at $12,150. The note was issued with a $12,650 original issue discount and a one-time interest amount of $13,365 (10% of the original principal amount of $133,650), which was recorded as additional debt discount. The note originally matured on March 6, 2026. The Company recorded finder’s fees of $17,010 payable in shares of the Company’s common stock as additional debt discount. The Company failed to file a Registration Statement on Form S-1 to register the shares pursuant to the conversion terms of the note within 45 days of the note’s issuance, which constituted an Event of Default. Accordingly, during the three months ended June 30, 2025, the Company increased the principal amount of the note by $73,508, which represented 150% of the outstanding principal and interest on the date of the default (the “default penalty”), and it recorded default interest at the rate of 16% per annum for the period June 20, 2025 to June 30, 2025. The total interest expense on the note for the three and six months ended June 30, 2025, which included the default penalty, default interest and amortization of debt discount, was $135,068 and $139,258, respectively.

Securities Purchase Agreement with Vista Capital Investment, LLC

On February 27, 2025, the Company entered into a Securities Purchase Agreement with Vista Capital Investment, LLC, (“Vista Capital”) pursuant to which the Company issued to Vista Capital a convertible promissory note in the principal amount of $55,000 and received cash proceeds of $50,000 and it agreed to issue 2,512 shares of its Class A Common Stock as inducement shares to Vista Capital. The note, which matures on November 27, 2025, was issued with a 10% original issue discount and a one-time 10% interest charge of $5,500. The value of the 2,512 inducement shares of $8,400 was recorded as an additional debt discount. In addition, the Company recorded finder’s fees of $7,700 payable in shares of the Company’s Class A Common Stock as additional debt discount. During the three and six months ended June 30, 2025, $5,944 and $14,713, respectively, of amortization of debt discount was recorded as interest expense on the note. As a result of the anti-dilution provisions, on June 30, 2025, the note was convertible into shares of the Company’s Class A Common Stock at an assumed conversion price of $0.2794 per share.

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

Notes Payable – Related Parties

At June 30, 2025 and December 31, 2024 notes payable with related parties consisted of the following:

	June 30, 2025	December 31, 2024

Poole Note, dated September 19, 2023	$247,233	$247,233
Additional Poole Note	42,500	42,500
Sponsor loan	500,000	500,000
Note payable to RHI for the acquisition of Myrtle	264,565	264,565
Note payable to RHI in connection with the acquisition of Myrtle in the original principal amount of $1,610,671	652,403	617,626
New RCHI Note for the acquisition of RCHI	1,000,000	1,000,000
Additional RCHI Note for the acquisition of RCHI	5,837,484	-
Total related parties’ notes payable	8,544,185	2,671,924
Less current portion of related parties’ notes payable	(8,544,185)	(2,671,924)
Total related parties’ notes payable, net of current portion	$-	$-

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

Note Payable to RHI In Connection with Myrtle Acquisition

The note payable to RHI dated June 13, 2024, in the original principal amount of $1.6 million represented amounts owed by Myrtle to RHI at the time of the acquisition of Myrtle. The acquisition is more fully discussed in Note 5. The note is non-interest bearing, except if not paid by the maturity date of December 31, 2024, in which case the note bears interest at 18% per annum. The note may be increased for any subsequent borrowings made by Myrtle from RHI. During the six months ended June 30, 2025, the Company borrowed $34,777 under the note and during the year ended December 31, 2024, the Company repaid $1.0 million of the note leaving a principal balance of $0.7 million and $0.6 million on June 30, 2025 and December 31, 2024, respectively. At June 30, 2025, the note is in default and the Company is in discussions with RHI about extending the maturity date of the note.

RCHI Note, New RCHI Note and Additional RCHI Note Issued In Connection with the RCHI Acquisition

In connection with the acquisition of RCHI, which is more fully discussed in Note 5, RCHI issued the RCHI Note to RHI, the terms of which are more fully discussed in Note 5. As discussed in Notes 5 and 13, on December 5, 2024, $21.0 million of the principal balance of the RCHI Note was exchanged for $21.0 million of stated value of the Company’s Series A Preferred Stock and RCHI issued to RHI the New RCHI Note in the principal balance of $1.0 million. The New RCHI Note matured on June 5, 2025 and accrued interest on any outstanding principal amount at an interest rate of 8% per annum. After maturity, the default interest rate is 20% per annum until the New RCHI Note is paid in full. The New RCHI Note requires principal repayments equal to 10% of the free cash flow (net cash from operations less capital expenditures) from RCHI. Payments will be one month in arrears. The New RCHI Note is required to be reduced by payment of 25% of any net proceeds from equity capital raised by the Company. The New RCHI Note is secured by the assets of RCHI and SCCH and guaranteed by the Company and SCCH under the Guaranty Agreement and Security Agreement, respectively.

During the three and six months ended June 30, 2025, the Company recorded a total of $50,556 and $100,556, respectively, of interest expense on the New RCHI Note, as the Company is accruing interest at the default rate. As of June 30, 2025, the Company owes RHI a total of $1.0 million of accrued interest on the RCHI Note and the New RCHI Note. At June 30, 2025, the New RCHI Note is in default and the Company is in discussions with RHI about extending the maturity date of the note.

On June 30, 2025, the Company issued the Additional RCHI Note in the principal amount of $5.8 million as additional consideration payable for the acquisition of RCHI as more fully discussed in Note 5. The Additional RCHI Note does not bear interest and has a maturity date of June 30, 2026. On August 18, 2025, $5.0 million of the Additional RCHI Note was converted into 5,000 shares of the Company’s Series A Preferred Stock as discussed in Note 16. The terms of the Series A Preferred Stock are more fully discussed in Note 12.

Other Loans

At June 30, 2025 and December 31, 2024, the Company had outstanding $0.3 million and $0.3 million of other loans. These loans were issued under accounts receivable sales agreements. During the six months ended June 30, 2025, the Company entered into an additional other loan in the amount was $0.4 million. The Company received cash of $0.3 million as the loan was issued with a $0.1 million discount. The Company repaid $0.1 million of the loan during the six months ended June 30, 2025. Loan payments of $35,000 per week were due under the loan and all of the weekly payments have not been made as required. Also, when the Company acquired RCHI on September 10, 2024 as more fully discussed in Note 5, it assumed four loans under accounts receivable sales agreements totaling $0.5 million. During the six months ended June 30, 2025, the Company paid in full three of the loans totaling approximately $0.3 million and in the year ended December 31, 2024, the Company repaid in full one of the loans. The remaining loan outstanding on June 30, 2025 is in payment default.

Note 10 RELATED PARTY TRANSACTIONS

At June 30, 2025 and December 31, 2024, related parties’ payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2025	2024
Accounts payable to Andrew Poole	204,774	204,774
Accounts payable to InnovaQor	169,498	138,188
Rent payable to a subsidiary of RHI	88,110	648,333
Accrued interest on related parties’ notes payable (Note 9)	1,004,828	900,090
Director fees payable	70,000	50,000
Related parties’ payables and accrued expenses	$1,537,210	$1,941,385

In addition to the transactions discussed in Notes 5, 9, 11 and 12, the Company had the following related party activity during the three and six months ended June 30, 2025 and 2024:

Management, License and Maintenance Fees Under the KR8 Agreement

On October 29, 2023, the Company entered into a Letter Agreement with KR8 to develop a Direct-to-Consumer APP (iOS and Android) combining its AI Machine Learning technology to provide a commercial application of FOXO’s epigenetic biomarker technology as a subscription consumer engagement platform. Effective January 12, 2024, the Letter Agreement was replaced with the Master Software and Services Agreement between the Licensor and the Company (the “KR8 Agreement”). The Company’s Director, Mark White, and its former Interim CFO, Martin Ward, who has recently passed away, are/were each equity owners of the Licensor. Under the KR8 Agreement, the Licensor granted to the Company a limited, non-sublicensable, non-transferable perpetual license to use the “Licensor Products,” which are listed in Exhibit A to the KR8 Agreement, to develop, launch and maintain license applications based upon the Company’s epigenetic biomarker technology and software to develop an AI machine learning Epigenetic APP to enhance health, wellness and longevity. The territory of the KR8 Agreement is solely within the U.S., Canada and Mexico.

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

During the six months ended June 30, 2024, under the terms of the KR8 Agreement, the Company issued 65,327 shares of its Class A Common Stock to the Licensor valued at $0.4 million and it accrued $2.1 million for the initial license and development fee. During the three and six months ended June 30, 2024, the Company recorded $250,000 and $0.5 million, respectively, for maintenance fees and minimum royalties under the KR8 Agreement. As of December 5, 2024, the Company had a total of $3.0 million accrued for the initial license and development fees, minimum royalties, maintenance fees, management fees and reimbursable expenses under the KR8 Agreement.

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

Pursuant to the White Termination Agreement, during the three and six months ended June 30, 2025, the Company paid $5,232 and 10,183, respectively, for a car lease and it accrued $30,000 and $60,000, respectively, of compensation expense.

Other Related Party Activity

RCHI and SCCH contracted with InnovaQor, Inc. (“InnovaQor”) to provide ongoing health information technology-related services totaling approximately $70,440 and $140,580, respectively, during the three and six months ended June 30, 2025 and they owed InnovaQor $0.2 million and $0.1 million as of June 30, 2025 and December 31, 2024, respectively. RHI holds preferred stock in InnovaQor and Mr. Lagan is the controlling shareholder of InnovaQor. As of June 30, 2025 and December 31, 2025, SCCH and Myrtle owed $0.1 million and $0.6 million, respectively, to a subsidiary of RHI for rent under facility leases that are more fully discussed in Notes 5 and 11.

See Note 16 for related party transactions subsequent to June 30, 2025.

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

The following table presents the Company’s lease-related assets and liabilities at June 30, 2025 and December 31, 2024:

	Balance Sheet Classification	June 30, 2025	December 31, 2024

Assets:

Operating leases	Right-of-use lease assets	$3,772,498	$3,982,820

Liabilities:
Current:
Operating leases	Right-of-use lease liabilities	$428,716	$367,474
Noncurrent:
Operating leases	Right-of-use lease liabilities	3,440,284	3,667,553

Total right-of-use lease liabilities		$3,869,000	$4,035,027

Weighted average remaining term of operating leases, including option periods expected to renew		5.00 years	5.50 years

Discount rate		22.0%	22.0%

The following table presents certain information related to lease expense for the right-of-use operating leases for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Right-of-use operating leases amortization (1)	$107,388	$4,635	$210,322	$4,635
Right-of-use operating leases interest expense (2)	$216,032	$15,198	$436,519	$15,198

(1)	Expense is included in selling, general and administrative expenses in the unaudited condensed consolidated statement of operations.
(2)	Expense is included in interest expense in the unaudited condensed consolidated statements of operations.

The following table presents supplemental cash flow information for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
	2025	2024

Operating cash flows for right-of-use operating leases	$499,560	$-

Aggregate future minimum lease payments under right-of-use operating leases are as follows:

Right-of-Use Operating Leases
Twelve months ending:
June 30, 2026	$1,238,622
June 30, 2027	1,275,785
June 30, 2028	1,314,051
June 30, 2029	1,353,474
June 30, 2030	1,292,786
Thereafter	-
Total	6,474,718

Less interest	(2,605,718)
Present value of minimum lease payments	3,869,000

Less current portion of right-of-use lease liabilities	(428,716)
Right-of-use lease liabilities, net of current portion	$3,440,284

Note 12 STOCKHOLDERS’ EQUITY

Authorized Capital

The Company’s authorized shares of all capital stock, par value $0.0001 per share, of 510,000,000 shares, consisting of (i) 10,000,000 shares of preferred stock and (ii) 500,000,000 shares of Class A Common Stock.

Preferred Stock

The Amended and Restated Certificate of Incorporation authorizes the Company to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025, the Company had outstanding shares of preferred stock consisting of 19,649.83 shares of its Series A Preferred Stock, 3,245 shares of its Series B Preferred Stock, 573.75 shares of its Series C Cumulative Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”) and 4,311.70 shares of its Series D Preferred Stock. In addition, the Company has authorized 4,000,000 shares of Series E Cumulative Redeemable Secured Preferred Stock (the “Series E Preferred Stock”) as more fully discussed below. The Company’s outstanding shares of preferred stock do not contain mandatory redemption or other features that would require them to be presented on the balance sheet outside of equity and, therefore, they qualify for equity accounting treatment. See Note 16 Subsequent Events for additional disclosures regarding the Company’s preferred stock.

Conversions of Series A Preferred Stock

As of December 31, 2024, the Company had outstanding 22,540 shares of its Series A Preferred Stock. During the six months ended June 30, 2025, the Company issued 3,400 shares of its Series A Preferred Stock with a stated value of $1,000 per share and received gross proceeds of $3.35 million and incurred issuance costs of $350,000. During the three and six months ended June 30, 2025, the Company recorded deemed dividends of $50,000 as a result of the difference between the stated value of the stock issued and the gross proceeds received. No shares of the Company’s Series A Preferred Stock were issued in the six months ended June 30, 2024. During the six months ended June 30, 2025, the Company issued 8,562,140 shares of its Class A Common Stock to investors upon conversions of 6,290.17 shares of the Series A Preferred Stock with stated values totaling $6.3 million.

During the three and six months ended June 30, 2025, the Company recorded $0.1 million and $0.4 million, respectively, of undeclared dividends on its Series A Preferred Stock and the total accumulated undeclared dividends were $0.5 million as of June 30, 2025. The total stated value and accumulated undeclared dividends of the Series A Preferred Stock at June 30, 2025, of $20.1 million, were convertible into approximately 57.9 million shares of the Company’s Class A Common Stock at an assumed conversion price of $0.3476 per share.

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

Series B Preferred Stock

On January 22, 2025, the Company issued 3,457.5 shares of its Series B Preferred Stock under the automatic exchange of its Senior PIK Notes, as more fully discussed in Notes 2 and 9. The Company recorded a finder’s fee of $175,000 in connection with the automatic exchange. Finder’s fee agreements are more fully discussed below. During the six months ended June 30, 2025, four holders of Series B Preferred Stock exchanged at total of 212.5 shares of their Series B Preferred Stock for 318.75 shares of Series C Preferred Stock, as more fully discussed below, leaving a balance of 3,245.0 shares of Series B Preferred Stock outstanding on June 30, 2025. During the three and six months ended June 30, 2025, the Company recorded $39,222 and $71,210, respectively, of undeclared dividends on its Series B Preferred Stock. The total stated value and the accumulated undeclared dividends of the Series B Preferred Stock at June 30, 2025, of $3.3 million, were convertible into approximately 3.3 million shares of the Company’s Class A Common Stock at an assumed conversion price of $0.995 per share.

Series B Preferred Stock Designation

On November 27, 2024, the Company authorized up to 7,500 shares of its Series B Preferred Stock. Each share of Series B Preferred Stock shall have a par value of $0.0001 per share and a stated value equal to $1,000 per share. Terms of the Series B Preferred Stock include: (i) dividends at 5% per annum, (ii) voting rights, which include voting as one class with the common stockholders and each share shall have one vote, (iii) conversion into shares of the Company’s Class A Common Stock at the higher of $0.995 per share or 90% of the average VWAP for the five trading days prior to the date of the conversion notice and (iv) no conversions prior to the first anniversary of the original issue date, among other terms.

Series C Preferred Stock

During the six months ended June 30, 2025, the Company issued 135 shares of its Series C Preferred Stock with a stated value of $1.000 per share to three investors for gross proceeds of $112,500, issuances costs of $11,625 and it recorded deemed dividends of $22,500 from the issuances. Per the terms of these issuances and an issuance to an investor of 120 shares of the Company’s Series C Preferred Stock for cash in the fourth quarter of 2024, these investors, who were also holder’s of Series B Preferred Stock, could exchange their Series B Preferred Stock for shares of Series C Preferred Stock at a premium. The four investors elected to make the exchange. As a result, during the six months ended June 30, 2025, the Company exchanged 212.5 shares of its Series B Preferred Stock for 318.75 shares of its Series C Preferred Stock. During the three and six months ended June 30, 2025, the Company recorded deemed dividends of $31,250 and $106,250, respectively for the issuances, which represented the difference between the $318,750 stated value of the Series C Preferred Stock issued and the $212,500 stated value of the Series B Preferred Stock exchanged. During the three and six months ended June 30, 2025, the Company recorded $5,823 and $9,349, respectively, of undeclared dividends on its Series C Preferred Stock and the total accumulated undeclared dividends were $9,666 as of June 30, 2025. As a result of the anti-dilution provisions of the Series C Preferred Stock, during the three and six months ended June 30, 2025, the Company recorded additional deemed dividends of $171,320, and the total stated value and the accumulated undeclared dividends of the Series C Preferred Stock at June 30, 2025, of $0.6 million, were convertible into approximately 1.5 million shares of the Company’s Class A Common Stock at assumed conversion prices ranging from $0.2973 to $0.597 per share.

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

Series D Preferred Stock

As of December 31, 2024, there were 4,311.70 shares of Series D Preferred Stock outstanding. No shares of Series D Preferred Stock were issued or converted during the six months ended June 30, 2025 and as noted below, the Series D Preferred Stock do not have dividends. As of June 30, 2025, the total stated value of the Series D Preferred Stock of $4.3 million was convertible into 7.2 million shares of the Company’s Class A Common Stock at an assumed conversion price of $0.597 per share.

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

Series E Preferred Stock Designation

On June 25, 2025, the Company, filed an amendment to the Company’s Certificate of Incorporation in the form of a Certificate of Designation that authorized for issuance of up to 4,000,000 shares of a new series of Preferred Stock, par value $0.0001 per share, stated value of $25 per share, which are designated as the Series E Preferred Stock and it established the rights, preferences and limitations thereof. Terms of the Series E Preferred Stock include (i) cash dividends at 2.5% per annum and stock dividends at 5% per annum payable if and when declared, (ii) no voting rights, and (iii) no conversion provisions, among other terms. No shares of Series E Preferred Stock were issued or outstanding as of June 30, 2025.

Class A Common Stock

As of June 30, 2025 and December 31, 2024, there were 11,319,928 and 1,183,942 shares of the Company’s Class A Common Stock issued and outstanding, respectively.

Common Stock Issued to KR8 under KR8 Agreement

During the six months ended June 30, 2024, the Company issued 65,327 shares of its Class A Common Stock pursuant to the KR8 Agreement, which is more fully discussed in Note 10.

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

Amended and Restated Strata Purchase Agreement

On May 15, 2025, the Company amended and restated the Strata Purchase Agreement to extend the maturity date to June 30, 2026 and improve and simplify the Purchase Price to define the price per share of Common Stock purchased shall equal 90% of the average of the two (2) lowest daily VWAP during the Valuation Period.

No shares of the Company’s Class A Common Stock were issued under the terms of the Strata Purchase Agreement, as amended and restated, during the six months ended June 30, 2025 and 2024.

Common Stock Issued to MSK Under Shares for Services Agreement

On September 19, 2023, the Company entered into a Shares for Services Agreement with Mitchell Silberberg & Knupp LLP, a service provider (“MSK”). Pursuant to the Shares for Services Agreement, during the six months ended June 30, 2024, the Company issued MSK 25,680 shares of its Class A Common Stock in full satisfaction of its obligation to MSK under the Shares for Services Agreement.

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

Common Stock Issued/Issuable in Connection with Notes Payable

During the six months ended June 30, 2025, the Company issued 991,380 shares of its Class A Common Stock for conversions and exchanges of $1.9 million of promissory notes payable and related accrued interest. In addition, during the six months ended June 30, 2025, the Company issued 34,350 shares of its Class A Common Stock as inducements and commitment shares under the terms of various promissory notes and as of June 30, 2025, it has agreed to issue an additional 21,985 shares of its common stock as inducements and commitment shares under the terms of promissory notes. The value of the shares issued and issuable under the terms of and conversions and exchanges of promissory notes are more fully discussed in Note 9.

Common Stock Issued to Smithline

During the six months ended June 30, 2025 and 2024, the Company issued 494,891 shares and 56,276 shares of its Class A Common Stock, respectively, in connection with a legal settlement, which is more fully discussed in Note 14 under the heading, “Smithline Family Trust II vs. FOXO Technologies Inc. and Jon Sabes.”

Common Stock Issued to J.H. Darbie & Co., Inc.

During the six months ended June 30, 2025, the Company issued 38,389 shares of its Class A Common Stock to J.H. Darbie & Co., Inc. (“J.H. Darbie”) for advisory services and private placement engagement as follows:

Advisory Services

On July 25, 2024, FOXO entered into the advisory agreement with J.H. Darbie pursuant to which J.H. Darbie was engaged as nonexclusive financial adviser. The term of the agreement was six months. As compensation for the services performed under the agreement, the Company issued J.H. Darbie 31,407 shares of its Class A Common Stock effective January 13, 2025.

Private Placement Engagement

On July 25, 2024, FOXO engaged J.H. Darbie, on an exclusive basis, to provide services in connection with private placements (the “Engagement”). The term of the Engagement was 120 days, subject to early termination provisions in the Engagement. Under the Engagement, J.H. Darbie has a right of first refusal for all financing, cash, common stock or convertible securities, debt or equity, for six months after the termination of the Engagement. As compensation for the services performed under the Engagement, the Company issued to J. H. Darbie 6,982 shares of its Class A Common Stock effective in January 2025. As additional compensation for the services to be rendered by J.H. Darbie under the Engagement, FOXO agreed to (i) pay a cash fee to J.H. Darbie equal to 3% of the principal amount of the securities to be exchanged and 5% of gross proceeds raised from the sale of the securities to customers of J.H. Darbie; and (ii) issue to J.H. Darbie warrants to purchase a number of shares of the Company’s Class A Common Stock equal to the cash fee.

On November 7, 2024, FOXO and J.H. Darbie entered into an amendment to the Engagement pursuant to which the compensation for the services to be rendered by J.H. Darbie was revised to a cash fee equal to $175,000 for advising, 10% of gross proceeds raised from the sale of the securities to customers of J.H. Darbie, and common stock equal to 5% of the cash fee. The common stock issued will have piggyback rights and be priced at the closing price the date the offering closes. Again, on November 22, 2024, FOXO and J.H. Darbie entered into an amendment to the Engagement pursuant to which the scope of the engagement was revised to an exchange of debt from existing lenders of FOXO to equity. Therefore, during the six months ended June 30, 2025, the Company accrued a cash fee of $175,000 in connection with the issuance of its Series B Preferred Stock in exchange for the Senior PIK Notes as more fully discussed above and in Notes 2 and 9. During the six months ended June 30, 2025, 798 shares were issued to J.H Darbie under this Engagement.

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

Finder’s Warrants Amendment to Finder’s Agreement

Pursuant to the terms of the Finder’s Agreement, discussed above, and in connection with a private placement of the Company’s Class A Common Stock under the Strata Purchase Agreement during the three months ended December 31, 2023, the Company issued or was obligated to issue to the Finder 1,291 warrants to acquire shares of the Company’s common stock under the terms of the Finder’s Agreement. The warrants had a five-year term and were exercisable into shares of the Company’s Class A Common Stock at a weighted average exercise price of $26.35 per share. In addition, in connection with the issuances of the ClearThink Notes, the LGH Note Payable and IG Note Payable through August 22, 2024, which are more fully discussed in Note 9, the Company was obligated to issue 9,607 additional warrants to purchase shares of the Company’s common stock under the terms of the Finder’s Agreement. The additional warrants had a five-year term and were exercisable into shares of the Company’s Class A Common Stock at a weighted average exercise price of $6.45 per share.

On August 22, 2024, the Company entered into an amendment to the Finder Agreement (the “Amended Finder’s Agreement”) in which the Company agreed to issue to the Finder 22,448 shares of its Class A Common Stock for the termination of all the Finder’s common stock warrants and outstanding cash fees owed as of that date. Also, pursuant to the Amended Finder’s Agreement, the Finder will no longer receive a cash fee for any equity/convertible debt financing except for an equity line of credit in which case the cash fee will be 4%. Compensation for an equity/convertible debt financing will be made in the form of common stock equal to 14% of the gross proceeds of an equity/convertible debt financing and 10% of a non-dilutive debt financing. In addition to the 22,448 shares of the Company’s Class A Common Stock noted above, the Company owed the finder 14,897 shares of its Class A Common Stock as finder’s fee in connection with certain notes payable entered into subsequent to August 22, 2024, or a total of 37,345 shares of its Class A Common Stock as of December 31, 2024. As a result of the notes payable entered into during the six months ended June 30, 2025, the Company became obligated to issue an additional 50,986 shares of its Class A Common Stock to the finder. During the six months ended June 30, 2025, the Company issued 10,696 shares of its Class A Common Stock to the finder for finder’s fees in connection with notes payable leaving a balance of 77,635 finder’s fee shares owed and issuable to the finder as of June 30, 2025. The finder’s fees owed in connection with notes payable are more fully discussed in Note 9.

Warrants

Public Warrants and Private Placement Warrants

As of June 30, 2025 and December 31, 2024, the Company had outstanding 50,566 Public Warrants and 1,589 Private Placement Warrants each with an exercise price of $2,289 per share and each expiring on September 15, 2027 or earlier upon redemption or liquidation. The Public Warrants and Private Placement Warrants are more fully described in Note 13 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024. At June 30, 2025 and December 31, 2024, the fair values of the Public Warrants and Private Placement warrants were $2,076 and $41,246, respectively.

Assumed Warrants

Effective September 15, 2022, the Company consummated a business combination. At the closing of the business combination, the Company assumed warrants, referred to as the Assumed Warrants. The Assumed Warrants included down round provisions that should the Company issue common stock or common stock equivalents, excluding certain exempt issuances, for consideration of less than the then current exercise price per share, then the exercise price of the Assumed Warrants shall be lowered to the new consideration amount on a per share basis with a simultaneous and corresponding increase in the number of warrants. As a result of a triggering event in 2023, as of December 31, 2023, 100,897 Assumed Warrants were outstanding with an exercise price of $15.92 per share.

On February 23, 2024, 30,094 Assumed Warrants expired by their terms and on February 24, 2024, and Assumed Warrants exercisable into 70,802 shares of the Company’s Common Stock were extended until February 23, 2025, in connection a legal settlement as more fully discussed in Note 14 under the heading, “Smithline Family Trust II vs. FOXO Technologies Inc. and Jon Sabes.”). On February 26, 2024, the Company agreed to issued its Class A Common Stock to Tysadco Partners, as more fully discussed above, which triggered the down round provisions of the Assumed Warrants. As a result, as of March 31, 2024, the Assumed Warrants were exercisable into 166,594 shares of the Company’s Common Stock with an exercise price of $6.77 per share. The incremental value of the modifications to the Assumed Warrants as a result of the trigger of the down round provisions and the extension of the expiration date was $0.7 million and was recorded as a deemed dividend in the three months ended March 31, 2024. The incremental value was measured using the Black Scholes valuation model with following assumptions: risk free rate of 4.74%, volatility of 158.57%, term of 1 year and expected dividend yield of $0.

As a result of two additional triggers of the down round provisions during the remainder of 2024, as of December 31, 2024, the Assumed Warrants were exercisable into 237,513 shares of the Company’s Class A Common Stock with an exercise price of $4.36 per share. Partially offsetting the increase in the number of outstanding Assumed Warrants on December 31, 2024, was the exchange of 15,704 Assumed Warrants under the terms of an exchange agreement dated May 28, 2024, between the Company and Smithline Family Trust II (“Smithline”) as more fully discussed in Note 14.

During February 2025, three additional triggers of the down round provisions of the Assumed Warrants occurred as a result of two conversions of Series A Preferred Stock into the Company’s Class A Common Stock and the conversion prices of the Company’s preferred stock on February 23, 2025. The incremental value of the modifications to the Assumed Warrants as a result of the triggers of the down round provisions during February 2025 resulted in deemed dividends of $0.1 million in the six months ended June 30, 2025 and an increase in the number of Assumed Warrants outstanding. The incremental values were measured using the Black Scholes valuation model with the following assumptions: risk free rates ranging from 4.24% to 4.25%, volatility ranging from 3.47% to 67.32%, terms of 1 to 18 days and expected dividend yield of $0. On February 23, 2025, the 264,898 Assumed Warrants with an exercise price of $3.855 per share expired per their terms.

Note 13 BUSINESS SEGMENTS

The Company manages and classifies its business into two reportable business segments: (i) Healthcare and (ii) Labs.

●	Healthcare - The Company’s healthcare segment began with the acquisition of Myrtle on June 14, 2024 and includes RCHI, which was acquired on September 10, 2024. Each of these acquisitions is more fully discussed in Note 5. Myrtle offers behavioral health services, primarily substance use disorder treatments and services that are provided on either an inpatient, residential basis or an outpatient basis. RCHI’s hospital, BSF, has 25 inpatient beds, and a 24/7 emergency department and provides ancillary services, including laboratory, radiology, respiratory and pharmacy services. BSF is designated as a Critical Access Hospital (rural) hospital.

●	Labs - The Company’s Labs segment is commercializing proprietary epigenetic biomarker technology. The Company’s innovative biomarker technology enables the adoption of new saliva-based health and wellness biomarker solutions. The Company’s research demonstrates that epigenetic biomarkers, collected from saliva, provide measures of individual health and wellness for the factors used in life insurance underwriting traditionally obtained through blood and urine specimens.

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

With the acquisition of Myrtle on June 14, 2024, our Chief Operating Decision Maker (“CODM”) begun to consider segment assets when making decisions and allocating resources. Assets by segment as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024

Healthcare	$49,627,939	$41,399,346
Labs	16,629	26,646
Corporate and other	374,788	282,079
Total assets	$50,019,356	$41,708,071

Summarized below is information about the Company’s operations for the three months ended June 30, 2025 and 2024 by business segment:

	Revenues		Earnings/(Losses)
	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Healthcare	$5,210,557	$20,187	$1,287,451	$(66,723)
Labs	7,816	7,287	(33,443)	(710,791)
	5,218,373	27,474	1,254,008	(777,514)
Corporate and other (a)	-	-	(767,278)	(844,220)
Interest expense	-	-	(1,008,751)	(541,217)
Total	$5,218,373	$27,474	$(522,021)	$(2,162,951)

(a)	For the three months ended June 30, 2025, Corporate and other includes stock-based compensation, including amortization of consulting fees paid in stock, of $0.1 million and depreciation and amortization expense of $2,257. For the three months ended June 30, 2024, Corporate and other includes stock-based compensation, including amortization of consulting fees paid in stock, of $0.1 million and depreciation and amortization expense of $0.1 million.

Summarized below is information about the Company’s operations for the six months ended June 30, 2025 and 2024 by business segment:

	Revenues		Earnings/(Losses)
	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Healthcare	$8,371,988	$20,187	$442,853	$(66,723)
Labs	16,305	14,467	(56,448)	(870,241)
	8,388,293	34,654	386,405	(936,964)
Corporate and other (a)	-	-	373,659	(1,886,848)
Interest expense	-	-	(1,898,543)	(843,129)
Total	$8,388,293	$34,654	$(1,138,479)	$(3,666,941)

(a)	For the six months ended June 30, 2025, Corporate and other includes a $1.9 million gain from extinguishment of Senior PIK Notes, stock-based compensation, including amortization of consulting fees paid in stock, of $0.2 million and depreciation and amortization expense of $3,992. For the six months ended June 30, 2024, Corporate and other includes stock-based compensation, including amortization of consulting fees paid in stock, of $0.3 million and depreciation and amortization expense of $0.1 million.

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

On May 28, 2024, the Company entered into an Exchange Agreement, as amended, with Smithline, terminating on February 23, 2025. On June 10, 2025, the Exchange Agreement, as amended, was amended for a second time to increase the number of shares of the Company’s Class A Common Stock issuable to Smithline under the agreement. Pursuant to the amended Exchange Agreement, Smithline exchanged Assumed Warrants to purchase up to 15,704 shares, as adjusted, of the Company’s Common Stock, for the right to receive up to 2,588,805 shares of the Company’s Class A Common Stock (the “Rights Shares”), subject to a 4.99% beneficial ownership limitation and issued without any restrictive legends. The Assumed Warrants, which are more fully discussed in Note 12, expired on February 23, 2025. As of June 30, 2025, the Company issued 657,653 Rights Shares to Smithline, including 494,891 shares and 56,276 shares that were issued during the six months ended June 30, 2025 and 2024, respectively. Under the amended Exchange Agreement, the liability owed to Smithline has been reduced from $2.3 million on May 28, 2024 to $0.4 million at June 30, 2025. Subsequent to June 30, 2025, the balance owed to Smithline has been further reduced as more fully discussed in Note 16.

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

Illumina Judgment

On June 21, 2024, Hennepin County District Court granted Illumina, Inc.’s Motion for Summary Judgment in the amount of $0.8 million against the Company. The Company has entered into a settlement agreement with Illumina on July 23, 2025 to settle this judgment over time. $100,000 was paid at the time of settlement and $144,613 is payable in five additional quarterly payments.

Senior PIK Notes

In July 2024, John Nash and Mitchell Kersch, two holders of promissory notes, which we refer to as Senior PIK Notes, filed legal actions against the Company for approximately $0.8 million and $0.4 million respectively. On January 22, 2025, all Senior PIK Notes were exchanged to Series B Preferred Stock of the Company on agreement by the majority of the Senior PIK Note holders in October 2024. At June 30, 2025, the Company has been successful in having the court vacate the Nash and Kersch judgment efforts and having both complaints dismissed by the court.

Other Matters

In July 2025, Gateway Group, Inc. filed a legal action in Orange County, California seeking payment of $120,000. This amount is included as a liability in the Company’s financial statements. To date, there is no resolution to this matter.

In the second quarter of 2025, Data Shepherd Services, Inc. received a judgment against the Company for an unpaid balance of approximately $58,000. This amount is included as a liability in the Company’s financial statements. To date, there is no resolution to this matter.

In June 2025, func.media inc. filed a legal action in Minnesota seeking a total sum of $123,250. This amount is included as a liability in the Company’s financial statements. To date, there is no resolution to this matter.

The Company is also party to various other legal proceedings for liabilities, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business, and the Company may in the future be subject to additional legal proceedings and disputes.

Note 15 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The supplemental cash flow information for the six months ended June 30, 2025 and 2024 is as follows:

	Six Months Ended June 30,
	2025	2024
Non-cash investing and financing activities:
Related party payable for purchase of intangible asset	$-	$2,122,090
Class A Common Stock issued to KR8 for purchase of intangible asset under KR8 Agreement	$-	$378,040
Common stock issued for purchase of Myrtle	-	$235,435
Series B Preferred Stock issued in exchange for note payable, net of finder’s fees	$3,282,500	$-
Deemed dividends from anti-dilution provisions of and issuances of preferred stock and triggers of down round provisions and extension of Assumed Warrants	$437,195	$966,102
Purchase of RCHI	$5,837,484	$-
Additional RCHI Note for purchase of RCHI	$5,837,484	$-
Preferred stock dividends – undeclared	$483,430	$-
Warrants issuable for finder’s fees in connection with promissory notes	$-	$59,926
Class A Common Stock issued for legal settlement	$966,986	$285,909
Class A Common Stock issued for conversions and exchanges of notes payable	$1,890,042	$-
Class A Common Stock issued/issuable under the terms of notes payable	$106,475	$339,514
Common stock issuable to finder for finder’s fees	$159,670	$-

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

Software Development Agreement with InnovaQor.

In July 2025, Myrtle entered into an agreement with InnovaQor, a related party as discussed in Note 10, to develop a patient engagement mobile application.  The agreement, in connection with a third-party Canadian software development firm, seeks to develop an ongoing communication link between Myrtle and former patients for patient care follow-up and alumni network development.

Conversion of LGH Note Payable

On July 30, 2025, the Company issued 200,000 shares of its Class A Common Stock upon conversion of $39,420 of principal balance of the November 15, 2024 LGH Note.

Smithline Share Issuances

The Company continues to issue shares of its Class A Common Stock to Smithline under the amended Exchange Agreement, which is fully described in Note 14. The Company issued 1.9 million shares of its Class A Common Stock to Smithline during the period July 1 to August 12, 2025, for a $0.3 million reduction of the amount owed to Smithline. The balance remaining to be paid to Smithline at August 9, 2025 was $97,837.

Conversions of Series A Preferred Stock

During the period July 1, 2025 to August 12, 2025, 4,283.57 shares of Series A Preferred Stock with a total stated value of $4.3 million were converted in 27.0 million shares of the Company’s Class A Common Stock.

Conversions of Series C Preferred Stock

On August 6, 2025 and August 7, 2025, a holder converted 270 shares of the Company’s Series C Preferred Stock with a stated value totaling $270,000 plus accumulated undeclared dividends of $6,750 into 2.6 million shares of the Company’s Class A Common Stock.

Promissory Note Dated August 6, 2025

On August 6, 2025, the Company issued a promissory note in the principal amount of $180,550 due June 15, 2026 and received gross proceeds of $157,000.

Issuance of Series A Preferred Stock Issued in Connection with the Additional RCHI Note

On August 18, 2025, $5.0 million of the principal balance of the Additional RCHI Note issued in connection with the purchase of RCHI was exchanged for 5,000 shares of the Company’s Series A Preferred Stock. The Additional RCHI Note is more fully discussed in Notes 5 and 9 and Series A Preferred Stock is more fully discussed in Note 12.

Commencement of Delisting Proceedings by NYSE American and Commencement of Trading on the OTC Market

On August 12, 2025, the Company received a letter from NYSE confirming that NYSE Regulation has determined to commence proceedings to delist the Class A Common Stock of the Company from NYSE American, pursuant to Section 1003(f)(v) of the NYSE American Company Guide due to the low selling price of the Class A Common Stock. The share price went below the NYSE minimum price of $0.10 on August 12, 2025 and was immediately suspended from trading by NYSE.

The Company submitted an application to have its Class A Common Stock traded on the OTC Markets and received on August 12, 2025 confirmation from FINRA’s Department of Market Operations that the trading symbol, “FOXO” has been assigned by them to the Common Stock of FOXO Technologies, Inc., and that the Company’s Class A Common Stock commenced trading on the OTC Markets as of August 13, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “FOXO,” “us,” “our” or “we” refer to FOXO Technologies Inc. and its consolidated subsidiaries. The following discussion and analysis summarize the significant factors affecting the consolidated operating results, financial condition, liquidity, capital resources and cash flows of our Company as of and for the periods presented below. You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future.

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

Overview

We are a healthcare services and technology company operating in two reportable business segments: (i) Healthcare; and (ii) Labs, formerly referred to as Labs and Life. These segments further operate in three synergistic divisions, a rural hospital division, a mental and behavioral health division, which together make up our Healthcare segment and an epigenetics diagnostics and interpretation division, which makes up our Labs segment. Our rural hospital division and our epigenetics diagnostics and interpretation division operate through wholly owned subsidiaries, and our behavioral health division operates through a majority-owned subsidiary.

Our Healthcare segment includes Myrtle, which was acquired on June 14, 2024 and RCHI, and its wholly-owned subsidiary, SCCH which were acquired on September 10, 2024, as more fully discussed below.

Our Business Segments

Healthcare Segment

RCHI’s hospital, SCCH, doing business as BSF, has 25 inpatient beds, and a 24/7 emergency department and provides ancillary services, including laboratory, radiology, respiratory and pharmacy services. BSF is designated as a Critical Access Hospital (rural) hospital

Myrtle offers behavioral health services, primarily substance use disorder treatments and services that are provided on either an inpatient, residential basis or an outpatient basis.

Labs Segment

Our Labs segment is commercializing epigenetic biomarker technology to support groundbreaking scientific research and disruptive next-generation business initiatives. It applies automated machine learning and artificial intelligence (“AI”) technologies to discover epigenetic biomarkers of human health, wellness and aging.

Recent and Other Developments

Reverse Stock Splits

On April 17, 2025, the Company’s board of directors (pursuant to a previously-obtained shareholder approval) approved the implementation of a 1-for-10 reverse stock split, such that every 10 shares of the Company’s Class A Common Stock will be combined into one issued and outstanding share of Common Stock, with no change in the $0.0001 par value per share (the “First Reverse Stock Split”). On July 17, 2025, the Company’s board of directors (pursuant to previously-obtained shareholder approval) approved the implementation of a 1-for-1.99 reverse stock split, such that every 1.99 shares of the Company’s Class A Common Stock will be combined into one issued and outstanding share of the Company’s Class A Common Stock, with no change in the $0.0001 par value per share (the “Second Reverse Stock Split”) and together with the First Reverse Stock Split, (the “Reverse Stock Splits”).

The First Reverse Stock Split was effective at 4:01 p.m., Eastern Time, on April 28, 2025. Trading reopened on April 29, 2025, which is when the Company’s Class A Common Stock began trading on a post reverse stock split basis. The Second Reverse Stock Split was effective at 4:01 p.m., Eastern Time, on July 27, 2025. Trading reopened on July 28, 2025, which is when the Company’s Class A Common Stock began trading on a post reverse stock split basis.

All share information included in this quarterly report has been reflected as if the Reverse Stock Splits occurred as of the earliest period presented.

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

The RCHI Note was guaranteed by the Company and SCCH, pursuant to the terms of a Guaranty Agreement (the “Guaranty”). The RCHI Note was also secured by the assets of RCHI and Scott County pursuant to a Security and Pledge Agreement (the “RCHI Pledge Agreement”) and by the “Collateral” owned by the Company as provided in the Security and Pledge Agreement with FOXO (the “FOXO Pledge Agreement”). The Amendment also provided that RHI may at any time request that the Company seek approval of its shareholders of the issuance of its Class A Common Stock upon conversion in full of the shares of the Company’s Series A Preferred Stock issuable upon exchange of the RCHI Note. At any time after receipt of such approval, RHI had the option to exchange, in whole or in part, the RCHI Note for shares of the Company’s Series A Preferred Stock. Upon any such exchange, RHI would receive the equivalent of $1.00 stated value of the Company’s Series A Preferred Stock for each $1.00 of the aggregate of principal and accrued and unpaid interest, liquidated damages and/or redemption proceeds (or any other amounts owing under the RCHI Note) being exchanged. On December 5, 2024, the Company and RCHI entered into an Exchange Agreement (the “Exchange Agreement”) with RHI. Pursuant to the Exchange Agreement, $21.0 million of the principal balance of the RCHI Note was exchanged for 21,000 shares of the Company’s Series A Preferred Stock with a stated value of $21.0 million. Upon the closing of the Exchange Agreement, RCHI executed a senior secured promissory note payable to RHI (the “New RCHI Note”) in the principal amount of $1.0 million, with similar terms to the RCHI Note. At June 30, 2025, the New RCHI Note is in default and the Company is in discussions with RHI about extending the maturity date of the note.

Pursuant to the RCHI SEA, in the event that the Company, at any time after June 10, 2024 and during the twelve months thereafter, entered into any agreement or settlement agreement with any pre-existing holder of debt or other liability owed by the Company above $5.0 million (cumulative) then the consideration payable shall increase on a dollar for dollar basis for the aggregate settlement amount above $5.0 million. As of the September 10, 2024 acquisition date, the full scope of the Company’s obligations to pre-existing debt holders or other creditors was not determinable, as negotiations with creditors and debt holders remained open and unresolved. As of June 30, 2025, the Company had fully settled $5.8 million of cumulative debts and liabilities above $5.0 million. Accordingly, on June 30, 2025, the Company issued to RHI the Additional RCHI Note in the principal amount of $5.8 million. The Additional RCHI Note does not bear interest and the maturity date is June 30, 2026. On August 18, 2025, $5.0 million of the Additional RCHI Note was exchanged for 5,000 shares of the Company’s Series A Preferred Stock.

In addition, the Company has agreed to extend the period for settlement of qualifying debt and liabilities that are not yet settled or quantified for another twelve months, that is through June 30, 2026. Any additional purchase price consideration that may occur as a result of settling additional qualifying debt and liabilities will be recorded as an additional liability to RHI. As of June 30, 2025, the Company cannot estimate the additional settlement amount of additional liabilities that existed at June 10, 2024 and that may be settled because of ongoing negotiations that remain unresolved.

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

Amended Service Agreement and Termination of Employment, Settlement and Mutual Release Agreement

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

In July 2025 the Board of Directors has approved pursuing the spin-off of its FOXO Labs, Inc. subsidiary that is focused on the development of its epigenetics business.

Management, License and Maintenance Fees Under the KR8 Agreement

On October 29, 2023, we entered into a Letter Agreement with KR8 to develop a Direct-to-Consumer APP (iOS and Android) combining its AI Machine Learning technology to provide a commercial application of our epigenetic biomarker technology as a subscription consumer engagement platform. Effective January 12, 2024, the Letter Agreement was replaced by the KR8 Agreement. Our current director and our former Interim CFO, who has passed away, are/were each equity owners of the Licensor. Under the KR8 Agreement, the Licensor granted to us a limited, non-sub licensable, non-transferable perpetual license to use the Licensor’s products to develop, launch and maintain license applications based upon our epigenetic biomarker technology and software to develop an AI machine learning epigenetic APP to enhance health, wellness and longevity. The territory of the agreement is solely within the U.S., Canada and Mexico.

Commencement of Delisting Proceedings by NYSE American and Commencement of Trading on the OTC Market

On August 12, 2025, the Company received a letter from NYSE confirming that NYSE Regulation has determined to commence proceedings to delist the Class A Common Stock of the Company from NYSE American, pursuant to Section 1003(f)(v) of the NYSE American Company Guide due to the low selling price of the Class A Common Stock. The share price went below the NYSE minimum price of $0.10 on August 12, 2025 and was immediately suspended from trading by NYSE.

The Company submitted an application to have its common stock traded on the OTC and has on August 12, 2025 received confirmation from FINRA’s Department of Market Operations that the trading symbol, “FOXO” has been assigned by them to the Common Stock of FOXO Technologies, Inc., and that the Company’s Class A Common Stock commenced trading on the OTC market as of August 13, 2025.

Net Revenues

Healthcare generates revenues from hospital and ancillary services as well as substance use disorder treatments, including inpatient and outpatient services. Labs currently recognizes revenue from residual life insurance commissions and collecting a royalty from Illumina, Inc. related to the sales of the Infinium Mouse Methylation Array.

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

Results of Operations

Three Months Ended June 30, 2025 and 2024

	June 30,		Change in	Change in
	2025	2024	$	%
Net revenues	$5,218,373	$27,474	$5,190,899	NM
Operating expenses:
Direct costs of revenues	1,975,325	31,203	1,944,122	NM
Research and development	40,183	103,101	(62,918)	-61.03%
Management contingent share plan expense	18,878	8,509	10,369	121.86%
Selling, general and administrative expenses	2,616,866	1,474,230	1,142,636	77.51%
Total operating expenses	4,651,252	1,617,043	3,034,209	187.64%
Income (loss) from operations	567,121	(1,589,569)	2,156,690	-135.68%
Change in fair value of warrant liabilities	7,576	(999)	8,575	-858.36%
Interest expense	(1,008,751)	(541,217)	(467,534)	86.39%
Other non-operating expenses, net	(92,252)	(32,500)	(59,752)	183.85%
Provision for income taxes	-	-	-	0.00%
Net loss, including noncontrolling interest	(526,306)	(2,164,285)	1,637,979	-75.68%
Noncontrolling interest	4,285	1,334	2,951	100.00%
Net loss attributable to FOXO	(522,021)	(2,162,951)	1,640,930	-75.87%
Deemed dividends	(265,070)	(309,938)	44,868	-14.48%
Net loss to common stockholders	$(787,091)	$(2,472,889)	$1,685,798	-68.17%

NM = Not meaningful

Net revenues. Net revenues were $5.2 million for the three months ended June 30, 2025, compared to $27,474 for the three months ended June 30, 2024. Myrtle, acquired on June 14, 2024, contributed $0.5 million of net revenues and RCHI, acquired on September 10, 2024, contributed $4.7 million of the net revenues for the three months June 30, 2025. Labs net revenues were $7,816 and $7,287 for the three months ended June 30, 2025 and 2024, respectively. Included in RCHI net revenues for the three months ended June 30, 2025, were net revenues of $2.5 million from the State of Tennessee’s Hospital Improvement Plan (“THIP”) for the plan’s fiscal year ended June 30, 2025. The THIP is designed to increase revenues for hospitals serving TennCare patients.

Direct Costs of Revenues. Direct costs of revenues were $2.0 million and $31,203 million for the three months ended June 30, 2025 and 2024, respectively. The direct costs of revenue for the three months ended June 30, 2025 resulted from $0.3 million of Myrtle’s direct costs and $1.7 million of RCHI’s direct costs. Myrtle was acquired on June 14, 2024 and RCHI was acquired on September 10, 2024. The direct costs for the three months ended June 30, 2024 were attributable to Myrtle.

Research and Development. Research and development expenses were $40,183 for the three months June 30, 2025, compared to $0.1 million for the three months ended June 30, 2024. The decrease was due to research and development projects that were paused or that are no longer ongoing.

Management Contingent Share Plan. Management Contingent Share Plan expense was $18,878 for the three months ended June 30, 2025 compared to an expense of $8,509 for the three months ended June 30, 2024. The expense for the three months ended June 30, 2025 resulted from the partial vesting of the 168 Management Contingent Share Plan shares that remain outstanding under the plan. These shares fully vest on September 15, 2027. During the three months ended June 30, 2024, 670 shares partially vested, offset by 84 shares that were forfeited under the plan.

Selling, General and Administrative. Selling, general and administrative expenses were $2.6 million for the three months ended June 30, 2025, compared to $1.5 million for the three months ended June 30, 2024. The increase of $1.1 million, or 70.05%, was due to $2.3 million of selling general and administrative expenses of Myrtle, acquired on June 14, 2024, and RCHI, acquired on September 10, 2024, partially offset by a reduction in Labs and Corporate selling, general and administrative expenses.

Change in Fair Value of Warrant Liabilities. The fair value of the warrant liabilities decreased by $7,596 for the three months ended June 30, 2025, compared to an increase in fair value of $999 for the three months ended June 30, 2024. The changes were attributable to fluctuations in the quoted price of the Public Warrants. The warrants are listed on the OTC Pink Marketplace.

Interest Expense. Interest expense was $1.0 million for the three months ended June 30, 2025 compared to $0.5 million for the three months ended June 30, 2024. The increase was attributable to the increase in notes payable during the three months ended June 30, 2025 compared to the 2024 period and includes default penalties and interest on two promissory notes during the three months ended June 30, 2025, partially offset by a reduction of interest expense on the Senior PIK Notes that were exchanged for the Company’s Series B Preferred Stock in January 2025.

Other Non-Operating Expenses, Net. Other non-operating expenses, net were $0.1 million for the three months ended June 30, 2025, compared to other non-operating expenses, net of $32,500 for the three months ended June 30, 2024. The other non-operating expenses, net in the three months ended June 30, 2025 resulted primarily from $0.1 million of penalties and interest for nonpayment of payroll taxes. The other non-operating expenses, net in the three months ended June 30, 2024 were for other taxes.

Net Loss Attributable to FOXO. Net loss attributable to FOXO was $0.5 million for the three months ended June 30, 2025 compared to a loss of $2.2 million for the three months ended June 30, 2024. The $1.7 million improvement was primarily due to income from operations of $0.6 million in the three months ended June 30, 2025 compared to a loss from operations of $1.6 million in the three months ended June 30, 2024, which we attribute to the $2.5 million of THIP net revenues recorded in the three months ended June 30, 2025, partially offset by an increase in interest expense of $0.5 million in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Additionally, we recorded $0.3 million of deemed dividends from the anti-dilution provisions of and the issuances of preferred stock in the three months ended June 30, 2025 and deemed dividends of $0.3 million related to the triggers of the down round provisions and extension of the Assumed Warrants during the three months ended June 30, 2024. The deemed dividends resulted in a net loss to common stockholders of $0.8 million and $2.5 million for the three months ended June 30, 2025 and 2024, respectively.

Six Months Ended June 30, 2025 and 2024

	June 30,		Change in	Change in
	2025	2024	$	%
Net revenues	$8,388,293	$34,654	$8,353,639	NM
Operating expenses:
Direct costs of revenues	3,879,261	31,203	3,848,058	NM
Research and development	70,183	268,461	(198,278)	-73.86%
Management contingent share plan expense	37,756	41,060	(3,304)	-8.05%
Selling, general and administrative expenses	5,380,952	2,462,167	2,918,785	118.55%
Total operating expenses	9,368,152	2,802,891	6,565,261	234.23%
Loss from operations	(979,859)	(2,768,237)	1,788,378	-64.60%
Change in fair value of warrant liabilities	39,170	8,091	31,079	384.12%
Gain from extinguishment of Senior PIK Notes	1,863,834	-	1,863,834	0.00%
Interest expense	(1,898,543)	(843,129)	(1,055,414)	125.18%
Other non-operating expenses, net	(171,716)	(65,000)	(106,716)	164.18%
Provision for income taxes	-	-	-	0.00%
Net loss, including noncontrolling interest	(1,147,114)	(3,668,275)	2,521,161	-68.73%
Noncontrolling interest	8,635	1,334	7,301	100.00%
Net loss attributable to FOXO	(1,138,479)	(3,666,941)	2,528,462	-68.95%
Deemed dividends	(437,195)	(966,102)	528,907	-54.75%
Net loss to common stockholders	$(1,575,674)	$(4,633,043)	$3,057,369	-65.99%

NM = Not meaningful

Net revenues. Net revenues were $8.4 million for the six months ended June 30, 2025, compared to $34,654 for the six months ended June 30, 2024. Myrtle, acquired on June 14, 2024 contributed $1.0 million of the net revenues and RCHI, acquired on September 10, 2024, contributed $7.4 million of the net revenues for the six months ended June 30, 2025 and Myrtle contributed $20,187 of the net revenues for the six months ended June 30, 2024. Labs net revenues were $16,305 and $14,467 for the six months ended June 30, 2025 and 2024, respectively. Included in RCHI net revenues for the six months ended June 30, 2025, were net revenues of $2.5 million from the THIP for the plan’s fiscal year ended June 30, 2025. The THIP is designed to increase revenues for hospitals serving TennCare patients.

Direct Costs of Revenues. Direct costs of revenues were $3.9 million and $31,203 for six months ended June 30, 2025 and 2024, respectively. The direct costs of revenue for the six months ended June 30, 2025 resulted from $0.6 million of Myrtle’s direct costs and $3.3 million of RCHI’s direct costs. Myrtle was acquired on June 14, 2024 and RCHI was acquired on September 10, 2024. The direct costs for the six months ended June 30, 2024 were attributable to Myrtle.

Research and Development. Research and development expenses were $70,183 for the six months June 30, 2025, compared to $0.3 million for the six months ended June 30, 2024. The decrease was due to research and development projects that were paused or that are no longer ongoing.

Management Contingent Share Plan. Management Contingent Share Plan expense was $37,756 for the six months ended June 30, 2025 compared to an expense of $41,060 for the six months ended June 30, 2024. The expense for the six months ended June 30, 2025 resulted from the partial vesting of the 168 Management Contingent Share Plan shares that remain outstanding under the plan. These shares fully vest on September 15, 2027. During the six months ended June 30, 2024, 670 shares partially vested, offset by 117 shares that were forfeited under the plan.

Selling, General and Administrative. Selling, general and administrative expenses were $5.4 million for the six months ended June 30, 2025, compared to $2.5 million for the six months ended June 30, 2024. The increase of $2.9 million, or 118.55%, was due to $4.0 million of selling general and administrative expenses of Myrtle, acquired on June 14, 2024, and RCHI, acquired on September 10, 2024, partially offset by a decrease in Labs and Corporate selling, general and administrative expenses.

Change in Fair Value of Warrant Liabilities. The fair value of the warrant liabilities decreased by $39,170 for the six months ended June 30, 2025, compared to a decrease in fair value of $8,091 for the six months ended June 30, 2024. The changes were attributable to fluctuations in the quoted price of the Public Warrants. The warrants are listed on the OTC Pink Marketplace.

Gain from Extinguishment of Senior PIK Notes. During the six months ended June 30, 2025, we exchanged $5.4 million of Senior PIK Notes, which included $1.9 million of accrued interest, for $3.5 million of stated value of our Series B Preferred Stock resulting in a gain of $1.9 million.

Interest Expense. Interest expense was $1.9 million for the six months ended June 30, 2025 compared to $0.8 million for the six months ended June 30, 2024. The increase was attributable to the increase in notes payable during the six months ended June 30, 2025 compared to the 2024 period and includes default penalties and interest on two promissory notes during the six months ended June 30, 2025, partially offset by a reduction of interest expense on the PIK Notes that were exchanged for the Company’s Series B Preferred Stock in January 2025.

Other Non-Operating Expenses, Net. Other non-operating expenses, net were $0.2 million for the six months ended June 30, 2025, compared to other non-operating expenses, net of $0.1 million for the six months ended June 30, 2024. The other non-operating expenses, net in the six months ended June 30, 2025 resulted primarily from $0.3 million of penalties and interest for nonpayment of payroll taxes, partially offset by hospital cafeteria income of $0.1 million. The other non-operating expenses, net in the six months ended June 30, 2024 were for other taxes.

Net Loss Attributable to FOXO. Net loss attributable to FOXO was $1.1 million for the six months ended June 30, 2025 compared to a loss of $3.7 million for the six months ended June 30, 2024. The $2.6 million improvement in the six months ended June 30, 2025 was primarily due to the $1.8 million improvement in the loss from operations, which we attribute to the $2.5 million of THIP net revenues recorded in the six months ended June 30, 2025, and the $1.9 million gain from extinguishment of Senior PIK Notes in the 2025 period, partially offset by an increase in interest expense of $1.1 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. We recorded $0.4 million of deemed dividends from the anti-dilution provisions of and the issuances of preferred stock and the triggers of the down round provisions of the Assumed Warrants in the six months ended June 30, 2025 compared to deemed dividends of $1.0 million related to the triggers of the down round provisions and extension of the Assumed Warrants during the six months ended June 30, 2024. The deemed dividends resulted in a net loss to common stockholders of $1.6 million and $4.6 million for the six months ended June 30, 2025 and 2024, respectively.

Analysis of Segment Results:

The following is an analysis of our results by reportable segment for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. The primary earnings/loss measure used for assessing reportable segment performance is segment income/loss defined as earnings/loss before interest, income taxes, and depreciation and amortization not associated with a specific segment. Segment income/loss by reportable segment also excludes corporate and other costs, including management, IT, and overhead costs. For further information regarding our reportable business segments, please refer to the accompanying unaudited condensed consolidated financial statements and related notes.

Healthcare

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Change in $	Change in %
Net revenues	$5,210,357	$20,187	$5,190,170	NM
Operating expenses	(3,927,191)	(88,244)	(3,838,947)	NM
Noncontrolling interest	4,285	1,334	2,951	NM
Segment Earnings (Loss)	$1,287,451	$(66,723)	$1,354,174	NM

NM = Not meaningful

Net revenues. Net revenues were $5.2 million for the three months ended June 30, 2025 and represent Myrtle’s net revenues of $0.5 million and RCHI’s net revenues of $4.7 million. Net revenues for the three months ended June 30, 2024 of $20,187 represent the net revenues of Myrtle. Myrtle was acquired on June 14, 2024 and RCHI was acquired on September 10, 2024. Our healthcare segment began with the acquisition of Myrtle.

Segment Earnings (Loss). Segment earnings was $1.3 million for the three months ended June 30, 2025 and represents the loss from Myrtle offset by the earnings from RCHI and segment loss was $66,723 for the three months ended June 30, 2024 and represents the loss from Myrtle.

Labs

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Change in $	Change in %
Net revenues	$7,816	$7,287	$529	7.3%
Operating expenses	(41,259)	(718,078)	676,819	94.3%
Segment Loss	$(33,443)	$(710,791)	$677,348	95.3%

Net revenues. Net revenues were $7,816 for the three months ended June 30, 2025 compared to $7,287 for the three months ended June 30, 2024, an increase of $529 from royalty income.

Segment Loss. Segment loss decreased to $33,443 for the three months ended June 30, 2025 from $0.7 million for the three months ended June 30, 2024. The decrease was driven by research and development projects that have been paused or that are no longer ongoing.

Healthcare

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Change in $	Change in %
Net revenues	$8,371,988	$20,187	$8,351,801	NM
Operating expenses	(7,937,770)	(88,244)	(7,849,526)	NM
Noncontrolling interest	8,635	1,334	7,301	NM
Segment Earnings (Loss)	$442,853	$(66,723)	$(509,576)	NM

NM = Not meaningful

Net revenues. Net revenues were $8.4 million for the six months ended June 30, 2025 and represent Myrtle’s net revenues of $1.0 million and RCHI’s net revenues of $7.4 million. Net revenues for the three months ended June 30, 2024 of $20,187 represent the net revenues of Myrtle. Myrtle was acquired on June 14, 2024 and RCHI was acquired on September 10, 2024. Our healthcare segment began with the acquisition of Myrtle.

Segment Earning (Loss). Segment earnings was $0.4 million for the six months ended June 30, 2025 and represents the loss from Myrtle offset by the earnings from RCHI and segment loss was $66,723 for the six months ended June 30, 2024 and represents the loss from Myrtle.

Labs

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Change in $	Change in %
Net revenues	$16,305	$14,467	$1,838	12.7%
Operating expenses	(72,753)	(884,708)	811,955	91.8%
Segment Loss	$(56,448)	$(870,241)	$813,793	92.0%

Net revenues. Net revenues were $16,305 for the six months ended June 30, 2025 compared to $14,467 for the six months ended June 30, 2024, an increase of $1,838 from royalty income.

Segment Loss. Segment loss decreased to $56,448 for the six months ended June 30, 2025 from $0.9 million for the six months ended June 30, 2024. The decrease was driven by research and development projects that are paused or that are no longer ongoing.

Liquidity and Capital Resources

We had cash and cash equivalents of $321,789 and $68,268 as of June 30, 2025 and December 31, 2024, respectively. We have incurred net losses since our inception. For the six months ended June 30, 2025 and 2024, we incurred net losses to common stockholders of $1.6 million and $4.6 million, respectively. As of June 30, 2025, we had a working capital deficit of $27.3 million. We used $3.7 million of cash in operations for the six months ended June 30, 2025. We expect to incur additional losses in future periods. Our current revenue and operating cash flow is not adequate to fund our operations for the next twelve months and requires us to fund our business through other sources until the time we achieve adequate scale. Securing additional capital is necessary to execute our business strategy.

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

Third Party Promissory Notes Payable

During the year ended December 31, 2024, we issued to third parties 17 promissory notes with principal balances totaling $5.0 million and one-time interest expense totaling $0.1 million and we received net cash proceeds from the issuances totaling $4.1 million. During the year ended December 31, 2024, we exchanged $2.2 million of the promissory notes issued in 2024 for 2,464 shares of our Series A Preferred Stock with a stated value of $1,000 per share. In addition, during the year ended December 31, 2024, $0.6 million of the principal balances of three of the promissory notes issued during 2024 and $61,745 of associated accrued interest were converted into 104,564 shares of our Class A Common Stock pursuant to the conversion terms of such notes.

During the six months ended June 30, 2025, we entered into ten third party promissory notes with principal balances totaling $1.3 million and one-time interest expense totaling $0.1 million and we received net cash of $1.1 million. In addition, in February 2025, the Western Note Payable (the “Western Note”), which we assumed when we acquired SCCH, was sold to a new holder and it was amended and restated. Per the terms of the amendment and restatement, the principal balance of the note, which included previously accrued interest expense, totaled $1.1 million, the maturity date is February 26, 2026 and the note is convertible into shares of the Company’s Class A Common Stock at a conversion price equal to 90% of the average VWAP for the five trading days prior to conversion. During the six months ended June 30, 2025, we issued 318,171 shares of our Class A Common Stock upon conversions of $0.5 million principal balance of the Western Note. In addition to the conversion of the Western Note discussed above, during the six months ended June 30, 2025, $1.4 million of principal balance of the third-party notes issued in 2025 and 2024, including accrued interest, were converted and/or exchanged into 673,209 shares of our Class A Common Stock.

At June 30, 2025, $2.4 million of the outstanding principal balance and $0.2 million of associated one-time accrued interest of 13 third-party promissory notes, including the Western Note, were convertible into 7.7 million shares of our Class A Common Stock per the conversion terms of the notes. Three other promissory notes outstanding at June 30, 2025, were convertible but only in the event of an event of default as that term is defined in the applicable agreements and one other outstanding third party promissory notes is not convertible. As of June 30, 2025, the total principal balance of third-party promissory notes payable as presented on the accompanying unaudited condensed consolidated balance sheet was $2.8 million, which was net of $0.4 million of debt discounts. In addition, $0.3 million of accrued interest was owed on these notes. Each of these notes is more fully discussed in the footnotes to the accompanying unaudited condensed consolidated financial statements.

Related Party Promissory Notes Payable

On September 10, 2024, we issued a note payable that had a maturity date of September 10, 2026 to RHI in the principal amount of $22.0 million for the purchase of RCHI. During December, 2024, we exchanged $21.0 million of the promissory note owed to RHI for 21,000 shares of our Series A Preferred Stock with a stated value of $1,000 per share and we issued to RHI a new promissory note in the principal amount of $1.0 million due on June 5, 2025. At June 30, 2025, the note is in default and the Company is in discussions with RHI about extending the maturity date of the note.

In addition, we have outstanding at June 30, 2025: (i) a note payable to RHI in the amount of $264,565 for the purchase of Myrtle; (ii) a note payable to RHI in the original amount of $1.6 million, which was the amount owed by Myrtle to RHI on the date that we acquired Myrtle, which balance has been reduced to $652,403 as of June 30, 2025; (iii) we have a note payable to RHI in the amount of $1.0 million for the purchase of RCHI; (iv)we have a note payable to RHI in the amount of $5.8 million for additional consideration for the purchase of RCHI; and (iv) we have outstanding at June 30, 2025, three additional promissory notes payable to related parties totaling $0.8 million.

Each of these notes is more fully discussed in the footnotes to the accompanying unaudited condensed consolidated financial statements.

Preferred Stock

In addition to the issuances of shares of Series A Preferred Stock for the exchange of third party and RHI notes payable as discussed above, during the year ended December 31, 2024, we issued 120 shares of our Series C Preferred Stock with a stated value of $1,000 per share for net cash proceeds of $0.1 million and we issued 4,311.7 shares of our Series D Preferred Stock with a stated value of $1,000 per share for $4.2 million of accounts payable and accrued expenses. During December 2024, 924 shares of our Series A Preferred Stock were converted into 179,563 shares of our Class A Common Stock.

During the six months ended June 30, 2025, we issued 3,400 shares of our Series A Preferred Stock to institutional investors for net cash proceeds of $2.950 million and, during the six months ended June 30, 2025, the Company issued 8,562,141 shares of its Class A Common Stock to investors upon conversions of 6,290.17 shares of the Series A Preferred Stock with stated values totaling $6.3 million.

During the six months ended June 30, 2025, three investors purchased 135 shares of our Series C Preferred Stock for net cash proceeds of $0.1 million and in doing so exchanged 212.5 shares of Series B Preferred Stock for 318.75 shares of Series C Preferred Stock.

Our preferred stock is more fully discussed in the footnotes to the accompanying unaudited condensed consolidated financial statements.

Issuances of our Class A Common Stock and preferred stock subsequent to June 30, 2025 are discussed in Note 16 to the accompanying unaudited condensed consolidated financial statements.

Going Concern

Our primary uses of cash are to fund our operations as we continue to grow our business, as well as to service our debt. We finalized the acquisition of Myrtle on June 14, 2024 and the acquisition of RCHI on September 10, 2024. We are expecting the Myrtle and RCHI businesses to produce a small cash flow surplus through December 31, 2025. Capital expenditures have historically not been material to our consolidated operations, and we do not anticipate making material capital expenditures in 2025 unless we secure additional capital to expand the current operations. We expect that our liquidity requirements will continue to consist of working capital, including payments of outstanding debt and accrued liabilities and general corporate expenses associated with the growth of our business. Based on the size of our current operations, we do not have sufficient capital to fund our corporate overhead for at least 12 months from the date hereof. We expect to address our liquidity needs through the pursuit of additional funding through a combination of equity or debt financing and additional strategic acquisitions that we expect will contribute positive cash flow to enable us to fund our operations. Completing such acquisitions requires significant additional capital that has not yet been secured.

We have taken various actions to bolster our cash position, including raising funds through the private placements and the issuances of promissory notes and other loans, and conserving cash by issuing shares of our preferred stock and shares of our Class A Common Stock under exchange agreements, license agreements, legal settlements, consulting agreements, finder’s fees related to equity and debt financing and consulting agreements, among other transactions, as an alternative to paying in cash.

Based on our current operating plan, our cash position as of June 30, 2025, and after taking into account the actions described above, we do not expect to be able to fund our operations through 2025 without the need for additional financing or other increases in our cash and cash equivalents balances to enable us to fund our future operations.

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

The following table presents our capital resources as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,	Change Increase
	2025	2024	(Decrease)

Cash	$321,789	$68,268	$253,521
Working capital (deficit)	(27,269,172)	(29,846,195)	(2,577,023)
Total debt, net of discounts of $433,239 and $678,925	11,204,661	10,219,905	984,756
Total stockholders’ equity	13,677,839	5,271,811	8,406,028

Cash Flows

The following table summarizes our cash flow data for the six months ended June 30, 2025 and 2024:

	Cash Provided by/ (Used in)
Six Months Ended June 30,	2025	2024
Operating Activities	$(3,716,303)	$(1,571,762)
Investing Activities	$(14,900)	$(258,810)
Financing Activities	$3,984,724	$1,824,985

Operating Activities

The net cash used in operations in the six months ended June 30, 2025 was $3.7 million, or $2.1 million more than the $1.6 million of cash used in operations during the six months ended June 30, 2024. While the net loss, including noncontrolling interest, improved to $1.0 million in the six months ended June 30, 2025 compared to a net loss, including noncontrolling interest of $3.7 million for the six months ended June 30, 2024, we did not collect all of the revenue generated in the six months ended June 30, 2025 as accounts receivable increased by $2.7 million in the period. In addition, $1.9 million of the improvement in the net loss for the six months ended June 30, 2025 was due to the noncash gain from extinguishment of the Senior PIK Notes.

Investing Activities

Cash flows from investing activities in the six months ended June 30, 2025 and June 30, 2024 were $14,900 and $0.3 million, respectively. The cash used in the investing activities for the six months ended June 30, 2025 resulted from capital expenditures and for the six months ended June 30, 2024 resulted from the purchase of Myrtle.

Financing Activities

Net cash provided by financing activities for six months ended June 30, 2025 was $4.0 million compared to $1.8 million for the six months ended June 30, 2024. Net cash provided by financing activities for the six months ended June 30, 2025, included $3.1 million from the issuances of preferred stock, $1.1 million from the issuances of third party notes payable and $0.3 million from other loans, partially offset by $0.3 million of payments on other loans and $0.1 million of payments of third party notes payable. Net cash provided by financing activities for the six months ended June 30, 2024, of $1.8 million was from promissory notes payable.

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

During the three months ended June 30, 2025 and 2024, estimated contractual allowances and implicit price concessions of $17.2 million and $0 have been recorded as reductions to revenues and accounts receivable balances to enable the Company to record its revenues and accounts receivable at the estimated amounts it expects to collect and during the six months ended June 30, 2025 and 2024, estimated contractual allowances and implicit price concessions of $34.7 million and $0 million have been recorded as reductions to revenues and accounts receivable balances to enable the Company to record its revenues and accounts receivable at the estimated amounts it expects to collect. As required by Topic 606, after estimated contractual allowances and implicit price concessions to the health care segment’s revenues, the Company recorded healthcare net revenues of $5.2 million and $20,187 for the three months ended June 30, 2025 and 2024, respectively, and healthcare net revenues of $8.4 million and $20,187 for the six months ended June 30, 2025 and 2024, respectively.

The Company has recorded minor amounts of revenues from its Labs segment during the three and six months ended June 30, 2025 and 2024. The Labs segment currently recognizes revenue from residual life insurance commissions and collecting a royalty from Illumina, Inc. related to the sales of the Infinium Mouse Methylation Array. Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company applies judgment in determining the customer’s ability and intention to pay based on a variety of factors including the customer’s historical payment experience.

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

Equity-Based Compensation

In 2022, we offered equity-based compensation to employees and non-employees in the form of stock options and restricted stock. We measure and recognize all equity-based payments to employees, service providers and board members at fair value. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the consolidated statements of operations based on the estimated fair value of those awards on the grant date or reporting date, if required to be remeasured, and amortized on a straight-line basis over the requisite service period. We recognize forfeitures as incurred. We utilize a Black-Scholes valuation model to estimate the fair value of stock options, and this model requires the input of assumptions, including the exercise price, volatility, expected term, discount rate, and the fair value of the underlying membership or stock on the date of grant. These inputs are provided at the grant date for an equity classified award and each measurement date for a liability classified award. Equity-based compensation awards are considered granted (i) when there is a mutual understanding of key terms, (ii) we are contingently obligated to issue the options, and (iii) the option holder begins to benefit or be adversely impacted by changes in our stock price. This primarily occurs at the time the stock option agreements are executed. The fair value of each stock option is estimated using a Black-Scholes valuation model while considering the respective rights of each type of stockholder. We did not grant stock options during the three and six months ended June 30, 2025 and 2024 however, we had forfeitures during the three and six months ended June 30, 2024. We also had forfeitures of restricted stock awards during the three and six months ended June 30, 2024.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which requires enhanced annual disclosures for specific categories in the rate reconciliation and income taxes paid disaggregated by federal, state and foreign taxes. ASU 2023-09 is effective for public business entities for annual periods beginning on January 1, 2025. We plan to adopt ASU 2023-09 effective January 1, 2025 and will apply a retrospective approach to all prior periods presented in our annual financial statements for the year ended December 31, 2025. We do not believe the adoption of this new standard will have a material effect on our disclosures.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer, who also serves as our principal financial and accounting officer (the “Certifying Officer”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

In our Annual Report on Form 10-K for the year ended December 31, 2024, we identified material weaknesses in our internal control over financial reporting. Insufficient staffing, accounting processes and procedures led to a lack of contemporaneous documentation supporting the accounting for certain transactions. There are risks related to the timing and accuracy of the integration of information from our various accounting systems. Based on these material weaknesses in internal control over financial reporting, management concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2024. As of June 30, 2025, we concluded that these material weaknesses continued to exist.

Under the supervision and with the participation of our management, including our Certifying Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025.

Notwithstanding such material weaknesses, management believes that the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods and dates presented.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in a variety of claims, lawsuits, investigations and proceedings related to contractual disputes, employment matters, regulatory and compliance matters, intellectual property rights and other litigation arising in the ordinary course of business. The Company operates in a highly regulated industry which may inherently lend itself to legal matters. Management is aware that litigation has associated costs and that results of adverse litigation verdicts could have a material effect on the Company’s financial position or results of operations. Management, in consultation with legal counsel, has addressed known assertions and predicted unasserted claims.

Smithline Family Trust II vs. FOXO Technologies Inc. and Jon Sabes

On November 18, 2022, Smithline filed a complaint against the Company and Jon Sabes, the Company’s former Chief Executive Officer and a former member of the Company’s board of directors, in the Supreme Court of the State of New York, County of New York. On November 7, 2023, Smithline and the Company and its subsidiaries entered into the Settlement Agreement, pursuant to which the parties agreed to resolve and settle all disputes and potential claims which exist or may exist among them, including without limitation those claims asserted in the Action, as more specifically set forth in, and subject to the terms and conditions of, the Settlement Agreement. Upon the execution of the Settlement Agreement, the parties agreed to jointly dismiss the legal action without prejudice. On May 28, 2024, the Company entered into an Exchange Agreement, as amended, with Smithline, terminating on February 23, 2025. On June 10, 2025, the Exchange Agreement, as amended, was amended for a second time to increase the number of shares of the Company’s Class A Common Stock issuable to Smithline under the agreement. Pursuant to the amended Exchange Agreement, Smithline exchanged Assumed Warrants to purchase up to 15,704 shares, as adjusted, of the Company’s Common Stock, for the right to receive up to 2,588,805 shares of the Company’s Class A Common Stock (the “Rights Shares”), subject to a 4.99% beneficial ownership limitation and issued without any restrictive legends. As of June 30, 2025, the Company issued 657,653 Rights Shares to Smithline, including 494,891 shares and 56,276 shares that were issued during the six months ended June 30, 2025 and 2024, respectively. Under the amended Exchange Agreement, the liability owed to Smithline has been reduced from $2.3 million on May 28, 2024 to $0.4 million at June 30, 2025. Subsequent to June 30, 2025, the balance owed to Smithline has been further reduced to $97,837 as more fully discussed in Note 16 accompanying unaudited condensed consolidated financial statements.

Former CEO Severance

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

Illumina Judgment

On June 21, 2024, Hennepin County District Court granted Illumina, Inc.’s Motion for Summary Judgment in the amount of $0.8 million against the Company. The Company has entered into a settlement agreement with Illumina on July 23, 2025 to settle this judgment over time. $100,000 was paid at the time of settlement and $144,613 is payable in five additional quarterly payments.

Senior PIK Note

In July 2024, John Nash and Mitchell Kersch, two holders of promissory notes, which we refer to as Senior PIK Notes, filed legal actions against the Company for approximately $0.8 million and $0.4 million respectively. On January 22, 2025, all Senior PIK Notes were exchanged to Series B Preferred Stock of the Company on agreement by the majority of the Senior PIK Note holders in October 2024. As of June 30, 2025, the Company has been successful in having the court vacate the Nash and Kersch judgment efforts and having both complaints dismissed by the court.

Other Matters

In July 2025, Gateway Group, Inc. filed a legal action in Orange County, California seeking payment of $120,000. The liability is included in the accompanying financial statements and at the time of this filing there is no resolution to this matter.

In the second quarter of 2025, Data Shepherd Services, Inc. received a judgment against the Company for an unpaid balance of approximately $58,000. The liability is included in the accompanying financial statements and at the time of this filing there is no resolution to this matter.

In June 2025, func.media inc. filed a legal action in Minnesota seeking a total sum of $123,250. This liability is included in the accompanying financial statements and at the time of this filing there is no resolution to this matter.

The Company is also party to various other legal proceedings for liabilities, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business, and the Company may in the future be subject to additional legal proceedings and disputes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares Issued Under Smithline Exchange Agreement

The Company issued a total of 329,814 shares of Class A Common Stock in April 2025 and May 2025 pursuant to the Exchange Agreement.

The securities issued above were made in reliance upon the exemption from securities registration afforded by Section 3(a)(9) of the Securities Act.

Convertible Promissory Note

On May 21, 2025, we entered into a Securities Purchase Agreement with 1800 Diagonal, pursuant to which we issued to 1800 Diagonal a convertible promissory note in the initial principal amount of $121,800.

The securities issued above were made in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investor. There were no sales commissions paid pursuant to these transactions.

Shares Issued Pursuant to Note Conversions

On April 17, 2025 and May 6, 2025, Silverback was issued a total of 267,920 shares of Class A Common Stock pursuant to a note conversion.

On April 23, 2025, JSC was issued 3,598 shares of Class A Common Stock as inducement shares pursuant to a promissory note.

On May 6, 2025, Red Road was issued 51,514 shares of Class A Common Stock pursuant to a note conversion.

On May 18, 2025, ClearThink was issued 80,864 shares of Class A Common Stock pursuant to a note exchange agreement.

On May 20, 2025, LGH was issued 75,377 shares of Class A Common Stock pursuant to a note conversion.

On May 21, 2025, ClearThink was issued 169,274 shares of Class A Common Stock pursuant to a note conversion.

On several dates during May 2025, 1800 Diagonal was issued a total of 129,130 shares of Class A Common Stock pursuant to a note conversion.

The securities issued above were made in reliance upon the exemption from securities registration afforded by Section 3(a)(9) of the Securities Act.

Shares of Series A Preferred Stock

On April 4, 2025, the Company sold 375 shares of its Series A Preferred Stock to an institutional investor for $325,000.

On April 15, 2025, the Company sold 275 shares of its Series A Preferred Stock to an institutional investor for $275,000.

On May 8, 2025, the Company sold 550 shares of its Series A Preferred Stock to an institutional investor for $550,000.

On May 19, 2025, the Company sold 550 shares of its Series A Preferred Stock to an institutional investor for $550,000.

On June 3, 2025, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which it agreed to sell up to 1,650 shares of its Series A Preferred Stock for up to $1,650,000, all of which was subsequently sold.

The securities issued above were made in reliance upon the exemption from securities registration afforded by Section 3(a)(9) of the Securities Act.

Shares Issued Pursuant to Series A Conversions

During the quarter ended June 30, 2025, holders of Series A Preferred Stock were issued an aggregate of 8,488,766 shares of Class A Common Stock pursuant to the conversions of an aggregate of 5,982.17 shares of Series A Preferred Stock.

The securities issued above were made in reliance upon the exemption from securities registration afforded by Section 3(a)(9) of the Securities Act.

Series C Preferred Stock Issuances

On May 30, 2025, a previous holder of Senior PIK Notes purchased 60 shares of Series C Preferred Stock for $50,000 and, in doing so, exchanged 50 shares of Series B Preferred Stock for 75 shares of Series C Preferred Stock.

The securities issued above were made in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act and Section and 3(a)(9) of the Securities Act, based in part on the representations of the investors.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Arrangements

During the quarter ended June 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Pursuant to the RCHI SEA, as of June 30, 2025, the Company had fully settled $5.8 million of cumulative debts and liabilities above $5.0 million. Accordingly, on the June 30, 2025 there was a $5.8 million note payable to RHI (the “Additional RCHI Note”). On August 18, 2025, the Board of Directors of the Company approved the exchange of $5.0 million of the Additional RCHI Note for 5,000 shares of the Company’s Series A Preferred Stock.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description	Included	Form	Referenced Exhibit	Filing Date

10.1	Amendment No. 2 dated June 10, 2025 to the Exchange Agreement with Smithline Family Trust II	Filed Herewith

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1#	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350.	Furnished Herewith

101.INS	Inline XBRL Instance Document.	Filed Herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed Herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed Herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed Herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed Herewith

#	This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOXO TECHNOLOGIES INC.

Date: August 19, 2025	/s/ Seamus Lagan
Seamus Lagan
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

