Form 10-Q
period 2025-09-30
FOXO TECHNOLOGIES INC.
filed 2025-11-10
CIK 1812360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-39783

FOXO TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Delaware	85-1050265
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

477 South Rosemary Avenue Suite 224 West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

(612) 800-0059

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Class A Common Stock, par value $0.0001	N/A	None

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

Yes ☐ No ☒

As of November 7, 2025, there were 526,520,303 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) of the registrant issued and outstanding.

FOXO TECHNOLOGIES INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT		3
PART I - FINANCIAL INFORMATION:
Item 1.	Financial Statements	4
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	4
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 and 2024	5
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for Each of the Quarters in the Nine Months Ended September 30, 2025 and 2024	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024	8
	Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	65
Item 4.	Controls and Procedures	65

PART II - OTHER INFORMATION:
Item 1.	Legal Proceedings	65
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66
Item 5.	Other Information	67
Item 6.	Exhibits	67
SIGNATURES		68

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q, or this Report, and the documents incorporated herein by reference contain forward-looking statements which include, without limitation, statements regarding estimates and forecasts of financial and performance metrics, projections of market opportunity and market share, potential benefits and the commercial attractiveness to its customers of our products and services, the potential success of our marketing and expansion strategies, realization of the value of other aspects of our business identified in this Report, as well as other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOXO technologies inc. and subsidiaries

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024

Assets
Current assets
Cash and cash equivalents	$628,557	$68,268
Accounts receivable, net	3,160,747	2,270,957
Inventory	7,747	-
Supplies	163,303	161,466
Prepaid expenses	61,179	291,011
Other current assets	144,010	89,564
Total current assets	4,165,543	2,881,266
Property and equipment, net	326,624	364,481
Intangible assets, net	9,104,581	9,015,556
Goodwill	34,828,018	25,463,948
Right-of-use assets	3,669,010	3,982,820
Total assets	$52,093,776	$41,708,071

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,759,193	$6,677,281
Accrued expenses	12,727,212	13,521,416
Notes payable	2,501,593	7,279,724
Related parties’ notes payable	4,236,814	2,671,924
Related parties’ payables and accrued expenses	1,601,593	1,941,385
Other loans	353,165	268,257
Right-of-use lease obligations	464,961	367,474
Total current liabilities	28,644,531	32,727,461
Warrant liabilities	496	41,246
Right-of-use lease obligations, non-current	3,313,296	3,667,553
Total liabilities	31,958,323	36,436,260
Commitments and contingencies (Note 14)
Stockholders’ equity
Series A Preferred Stock, $0.0001 par value and $1,000 stated value per share; 50,000 shares authorized, 20,095 and 22,540 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2	2
Series B Preferred Stock, $0.0001 par value and $1,000 stated value per share; 7,500 shares authorized, 3,245 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-
Series C Preferred Stock, $0.0001 par value and $1,000 stated value per share; 5,000 shares authorized, 304 and 120 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-
Series D Preferred Stock, $0.0001 par value and $1,000 stated value per share; 10,000 shares authorized, 4,312 and 4,312 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1	1
Series E Preferred Stock, $0.0001 par value and $25 stated value per share; 4,000,000 shares authorized, 60,000 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	6	-
Class A Common Stock, $0.0001 par value, 500,000,000 shares authorized, 108,866,549 and 1,183,942 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	10,887	119
Additional paid-in capital	226,448,180	195,864,697
Accumulated deficit	(206,259,623)	(190,541,067)
Total FOXO stockholders’ equity	20,199,453	5,323,752
Noncontrolling interest	(64,000)	(51,941)
Total stockholders’ equity	20,135,453	5,271,811
Total liabilities and stockholders’ equity	$52,093,776	$41,708,071

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Foxo Technologies INc. and subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues	$3,548,352	$1,196,557	$11,936,645	$1,231,211
Operating expenses:
Direct costs of revenues	2,067,389	540,863	5,946,650	572,066
Research and development	77,096	43,806	147,279	312,267
Management contingent share plan expense, net of forfeitures	(210,804)	(116,131)	(173,048)	(75,071)
Selling, general and administrative expenses	2,474,492	1,733,309	7,855,444	4,195,476
Total operating expenses	4,408,173	2,201,847	13,776,325	5,004,738
Loss from operations	(859,821)	(1,005,290)	(1,839,680)	(3,773,527)
Change in fair value of warrant liabilities	1,580	(6,548)	40,750	1,543
Gain from extinguishment of Senior PIK Notes	-	-	1,863,834	-
Loss from legal settlement	-	-	(1,395)	-
Interest expense	(934,223)	(956,661)	(2,832,766)	(1,799,790)
Other non-operating (expense) income, net	(87,026)	15,045	(257,347)	(49,955)
Total non-operating expense, net	(1,019,669)	(948,164)	(1,186,924)	(1,848,202)
Loss before income taxes	(1,879,490)	(1,953,454)	(3,026,604)	(5,621,729)
Provision for income taxes	-	-	-	-
Net loss, including noncontrolling interest	(1,879,490)	(1,953,454)	(3,026,604)	(5,621,729)
Noncontrolling interest	3,424	7,130	12,059	8,464
Net loss attributable to FOXO	(1,876,066)	(1,946,324)	(3,014,545)	(5,613,265)
Deemed dividends from preferred stock, including anti-dilution provisions, and triggers of down round provisions and extension of Assumed Warrants	(12,266,816)	(87,891)	(12,704,011)	(1,053,993)
Net loss to common stockholders	(14,142,882)	(2,034,215)	(15,718,556)	(6,667,258)
Preferred stock dividends - undeclared	(147,829)	-	(631,259)	-
Net loss to common stockholders after undeclared preferred stock dividends	$(14,290,711)	$(2,034,215)	$(16,349,815)	$(6,667,258)

Net loss per share of Class A Common Stock, basic and diluted	$(0.29)	$(3.08)	$(0.89)	$(12.27)
Weighted average shares of Class A Common Stock, basic and diluted	48,656,860	661,103	18,400,943	543,359

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

FOXO TECHNOLOGIES INC. and subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR EACH OF THE QUARTERS IN THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Preferred Stock		Class A Common		Additional		Total FOXO		Total
	Stock		Stock		Paid-	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	In-Capital	Deficit	Equity	Interest	Equity

Balance, December 31, 2024	26,972	$3.00	1,183,942	$119	$195,864,697	$(190,541,067)	$5,323,752	$(51,941)	$5,271,811
Net loss to common stockholders	-	-	-	-	-	(788,583)	(788,583)	-	(788,583)
Noncontrolling interest	-	-	-	-	-	-	-	(4,350)	(4,350)
Stock-based compensation	-	-	-	-	27,716	-	27,716	-	27,716
Common stock issued for conversions of Series A Preferred Stock	(308)	-	73,374	7	(7)	-	-	-	-
Issuances of Series B Preferred Stock in exchange for Senior PIK Notes, net of finder’s fees	3,457	-	-	-	3,282,500	-	3,282,500	-	3,282,500
Issuances of Serics C Preferred Stock for cash investments, net of finder’s fees	60	-	-	-	44,825	-	44,825	-	44,825
Exchanges of Series B Preferred Stock for Series C Preferred Stock, net	75	-	-	-	-	-	-	-	-
Common stock issued for conversions and exchanges of notes payable	-	-	217,302	22	828,452	-	828,474	-	828,474
Common stock issued under terms of notes payable	-	-	30,752	3	38,247	-	38,250	-	38,250
Common stock issuable under terms of notes payable	-	-	-	-	68,225	-	68,225	-	68,225
Common stock issued and issuable for finder’s fees	-	-	11,494	1	141,189	-	141,190	-	141,190
Shares issued under Corporate Development and Advisory Agreement	-	-	38,389	4	(4)	-	-	-	-
Common stock issued for legal settlement	-	-	165,077	17	570,646	-	570,663		570,663
Deemed dividends from issuances of preferred stock and triggers of down round provisions of Assumed Warrants	-	-	-	-	172,125	-	172,125	-	172,125
Balance, March 31, 2025	30,256	3	1,720,330	173	201,038,611	(191,329,650)	9,709,137	(56,291)	9,652,846
Net loss to common stockholders	-	-	-	-	-	(787,091)	(787,091)	-	(787,091)
Noncontrolling interest	-	-	-	-	-	-	-	(4,285)	(4,285)
Stock-based compensation	-	-	-	-	18,878	-	18,878	-	18,878
Common stock issued for conversions of Series A Preferred Stock	(5,981)	-	8,488,766	849	(849)	-	-	-	-
Issuances of Series A Preferred Stock, net of issuance costs	3,400	-	-	-	3,000,000	-	3,000,000	-	3,000,000
Issuance of Series C Preferred Stock, net of issuance costs	75	-	-	-	56,050	-	56,050	-	56,050
Exchanges of Series B Preferred Stock for Series C Preferred Stock, net	31	-	-	-	-	-	-	-	-
Common stock issued for conversions of notes payable	-	-	774,078	77	1,061,491	-	1,061,568	-	1,061,568
Common stock issued under terms of note payable	-	-	3,598	-	-	-	-	-	-
Common stock issuable for finder’s fees	-	-	-	-	18,480	-	18,480	-	18,480
Common stock issued for legal settlement	-	-	329,815	33	396,290	-	396,323	-	396,323
Common stock issued for fractional shares in reverse stock split	-	-	3,341	-	-	-	-	-	-
Deemed dividends from issuances of preferred stock	-	-	-	-	265,070	-	265,070	-	265,070
Balance, June 30, 2025	27,781	3	11,319,928	1,132	205,854,021	(192,116,741)	13,738,415	(60,576)	13,677,839
Net loss to common stockholders	-	-	-	-	-	(14,142,882)	(14,142,882)		(14,142,882)
Noncontrolling interest	-	-	-	-	-	-	-	(3,424)	(3,424)
Stock-based compensation (forfeiture)	-	-	(168)	-	(210,804)	-	(210,804)	-	(210,804)
Common stock issued for conversion of Series A Preferred Stock	(4,555)	-	64,829,533	6,483	(6,483)	-	-	-	-
Common stock issued for conversion of Series C Preferred Stock	(270)	-	2,535,879	254	(254)	-	-	-	-
Additional common stock issued for Series C Preferred Stock conversions	-	-	67,114	7	6,743	-	6,750	-	6,750
Exchange of RHI promissory note for Series A Preferred Stock	5,000	-	-	-	5,000,000	-	5,000,000	-	5,000,000
Series E Preferred Stock issued for purchase of Vector	60,000	6	-	-	1,499,994	-	1,500,000	-	1,500,000
Common stock warrants issued for purchase of Vector	-	-	-	-	769,826	-	769,826	-	769,826
Common stock issued for conversions of notes payable	-	-	28,171,103	2,817	961,149	-	963,966	-	963,966
Common stock issuable for finder’s fees	-	-		-	21,980	-	21,980	-	21,980
Common stock issued for legal settlement	-	-	1,931,140	193	291,943	-	292,136	-	292,136
Common stock issued for fractional shares in reverse stock split	-	-	12,020	1	(1)	-	-	-	-
Deemed dividends from changes in preferred stock and Assumed Warrants	-	-	-	-	12,260,066	-	12,260,066	-	12,260,066
Balance, September 30, 2025	87,956	$9	108,866,549	$10,887	$226,448,180	$(206,259,623)	$20,199,453	$(64,000)	$20,135,453

							Total Foxo
	Preferred Stock		Common Stock (Class A)		Additional Paid-	Accumulated	Stockholder’s Equity	Noncontrolling
	Shares	Amount	Shares	Amount	In-Capital	Deficit	(Deficit)	Interest	Total

Balance, December 31, 2023	-	$-	384,223	$38	$162,960,438	$(177,060,285)	$(14,099,809)	$-	$(14,099,809)
Net loss to common stockholders	-	-	-	-	-	(2,160,154)	(2,160,154)	-	(2,160,154)
Stock-based compensation	-	-	(34)	-	102,533	-	102,533	-	102,533
Common Stock issued to under KR8 License Agreement	-	-	65,327	7	378,033	-	378,040	-	378,040
Common Stock issued under Corporate Development and Advisory Agreement	-	-	22,613	2	152,998	-	153,000	-	153,000
Common Stock issued to MSK under Shares for Services Agreement	-	-	25,680	3	48	-	51	-	51
Common Stock Issued to employee	-	-	2,674	-	15,694	-	15,694	-	15,694
Warrants issued for finder’s fee	-	-	-	-	17,147	-	17,147	-	17,147
Deemed dividends from trigger of down round provisions and extension of Assumed Warrants	-	-	-	-	656,164	-	656,164	-	656,164
Balance, March 31, 2024	-	-	500,483	50	164,283,055	(179,220,439)	(14,937,334)	-	(14,937,334)
Net loss to common stockholders		-	-	-	-	(2,472,889)	(2,472,889)	(1,334)	(2,474,223)
Stock-based compensation	-	-	(84)	-	67,796	-	67,796	-	67,796
Shares issuable under terms of note payable	-	-	-	-	27,900	-	27,900	-	27,900
Shares issued to LGH under terms of note payable	-	-	10,050	1	56,599	-	56,600	-	56,600
Shares issued for legal settlement	-	-	56,276	6	285,903	-	285,909	-	285,909
Warrants issuable for finder’s fees	-	-	-	-	42,779	-	42,779	-	42,779
Shares issuable for Myrtle acquisition	-	-	-	-	235,435	-	235,435	-	235,435
Shares issuable to institutional investors under terms of senior note payable	-	-	-	-	255,014	-	255,014	-	255,014
Noncontrolling interest	-	-	-	-	-	-	-	(37,368)	(37,368)
Deemed dividends from trigger of down round provisions of Assumed Warrants	-	-	-	-	309,938	-	309,938	-	309,938
Balance, June 30, 2024	-	-	566,725	57	165,564,418	(181,693,328)	(16,128,853)	(38,702)	(16,167,555)
Net loss to common stockholders	-	-	-	-	-	(2,034,215)	(2,034,215)	-	(2,034,215)
Noncontrolling interest	-	-	-	-	-		-	(7,130)	(7,130)
Stock-based compensation	-	-	(503)	-	(93,192)	-	(93,192)	-	(93,192)
Shares issuable for extensions of notes payable	-	-	-	-	24,450	-	24,450	-	24,450
Shares issuable for corporate development and advisory services	-	-	-	-	393,000	-	393,000	-	393,000
Shares issuable to finder for financial and strategic advisory services	-	-	-	-	165,000	-	165,000	-	165,000
Shares issued for legal settlement	-	-	11,123	1	28,696	-	28,697	-	28,697
Warrants issuable for finder’s fees	-	-	-	-	1,855	-	1,855	-	1,855
Shares issued for Myrtle acquisition	-	-	51,439	5	(5)	-	(0)	-	(0)
Shares issued to institutional investors under terms of senior note payable	-	-	55,716	5	(5)	-	0	-	0
Shares issuable to finder in lieu of finder’s warrants and fees	-	-	-	-	46,591	-	46,591	-	46,591
Deemed dividends from trigger of down round provisions of Assumed Warrants	-	-	-	-	87,891	-	87,891	-	87,891
Balance, September 30, 2024	-	$-	684,500	$68	$166,218,699	$(183,727,543)	$(17,508,776)	$(45,832)	$(17,554,608)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

FOXO TECHNOLOGIES INC. and subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss, including noncontrolling interest	$(3,026,604)	$(5,621,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	433,021	796,430
Gain from extinguishment of Senior PIK Notes	(1,863,834)	-
Equity-based compensation, net of forfeitures	(164,210)	92,831
Amortization of consulting fees paid in common stock	229,817	502,027
Change in fair value of warrants	(40,750)	(1,543)
Non-cash interest	683,873	768,249
Amortization of debt discounts and debt issuance costs	1,235,884	695,622
Non-cash interest expense on right-of-use lease obligations	647,539	-
Write off of investment	-	100,000
Changes in operating assets and liabilities:
Accounts receivable, net	(811,452)	687,017
Inventory	274	-
Supplies	(1,837)	(7,797)
Prepaid expenses	15	(86,822)
Other current assets	(54,446)	4,400
Right-of-use lease assets	-	(1,417,377)
Accounts payable	(20,768)	1,508,903
Accrued and other liabilities, including related parties’ payables	(107,708)	(432,165)
Right-of-use lease obligations	(911,901)	1,417,377
Other liabilities	12,000	-
Net cash used in operating activities	(3,761,087)	(994,578)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(43,280)	-
Purchase of intangible asset	(100,000)	-
Purchase of Myrtle and RCHI, net of cash acquired	-	13,665
Purchase of Vector, net of cash acquired	(493,585)	-
Net cash (used in) provided by investing activities	(636,865)	13,665
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of notes payable, net of issuance costs	1,740,000	1,980,542
Proceeds from other loans	279,000	-
Borrowings (payments) on notes payable to related parties	803,070	(903,633)
Payments on notes payable	(553,677)	-
Payments on other loans	(411,027)	(99,667)
Proceeds from issuance of preferred stock, net of issuance costs	3,100,875	-
Net cash provided by financing activities	4,958,241	977,242
Net change in cash and cash equivalents	560,289	(3,671)
Cash and cash equivalents at beginning of period	68,268	38,116
Cash and cash equivalents at end of period	$628,557	$34,445

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 DESCRIPTION OF BUSINESS

FOXO owns and operates four principal subsidiaries.

Rennova Community Health, Inc., (“RCHI”) owns and operates Scott County Community Hospital, Inc. (“SCCH”) (d/b/a Big South Fork Medical Center (“BSF”)), a critical access designated (CAH) hospital in East Tennessee.

Myrtle Recovery Centers, Inc., (“Myrtle”) a 30-bed behavioral health facility in East Tennessee. Myrtle provides inpatient services for detox and residential treatment and outpatient services for MAT and OBOT Programs.

Vector BioSource Inc. (“Vector”) is an information, data and biospecimen sourcing provider serving the biotechnology, clinical research and pharmaceutical research industries.

FOXO Labs, Inc. is a biotechnology company dedicated to improving human health and life span through the development of cutting-edge technology and product solutions for various industries.

Segments

The Company manages and classifies its business into three reportable business segments: (i) Healthcare, (ii) Life Science Services and (iii) Labs. Myrtle, RCHI and SCCH operate under the Healthcare segment and Vector operates under the Life Science Services segment. Previously, Labs consisted of Labs and Life, which were treated as separate segments, however, with the acquisition of Myrtle in June 2024, the Company’s operational focus shifted such that it was appropriate to combine its Labs and Life segments during the second quarter of 2024 and to rename the combined segment as Labs.

Delisting Proceedings by NYSE American and Commencement of Trading on the OTC Market

On August 12, 2025, the Company received a letter from NYSE confirming that NYSE Regulation has determined to commence proceedings to delist the Class A Common Stock of the Company from NYSE American, pursuant to Section 1003(f)(v) of the NYSE American Company Guide due to the low selling price of the Class A Common Stock. The share price went below the NYSE minimum price of $0.10 on August 12, 2025 and was suspended from trading by NYSE. On August 22, 2025, a Form 25 was filed and, 10 days later the delisting was effective.

The Company submitted an application to have its Class A Common Stock traded on the OTC Markets and received on August 12, 2025 confirmation from FINRA’s Department of Market Operations that the trading symbol, “FOXO” has been assigned by them to the Common Stock of FOXO Technologies, Inc., and that the Company’s Class A Common Stock commenced trading on the OTC Markets as of August 13, 2025 and continues to trade on OTC Markets at this time.

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

The Company’s history of losses requires management to critically assess its ability to continue operating as a going concern. For the nine months ended September 30, 2025 and 2024, the Company incurred a net loss attributable to FOXO of $3.0 million and $5.6 million, respectively. As of September 30, 2025, the Company had a working capital deficit of $24.5 million. Cash used in operating activities for the nine months ended September 30, 2025 was $3.8 million. As of September 30, 2025, the Company had $0.6 million available cash and cash equivalents.

The Company’s ability to continue as a going concern is dependent on raising additional equity or debt capital, reducing losses and improving cash flows. The Company will continue ongoing capital-raising initiatives and has demonstrated previous success in raising capital to support its operations, including equity, principally preferred stock, and debt financing.

While the Company has improved its capital structure, until such time as it is able to generate positive cash flows from operations, it will need to obtain external sources of financing to fund its operations. There can be no assurances that such sources of financing will be available, or if available at all, on favorable terms. As such, until additional equity or debt capital is secured and the Company begins generating sufficient revenue and operating cash flows, there is substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the issuance of these unaudited condensed consolidated financial statements. If the Company is unable to fund its operations, it will be required to evaluate further alternatives, which could include further curtailing or suspending its operations, selling the Company, dissolving and liquidating its assets or seeking protection under bankruptcy laws. A determination to take any of these actions could occur at a time that is earlier than when the Company would otherwise exhaust its cash resources.

These unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements as filed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s consolidated financial position as of September 30, 2025, and the results of its operations and changes in stockholders’ equity (deficit) for each of the quarters in the nine months ended September 30, 2025 and 2024 and its cash flows for the nine months ended September 30, 2025 and 2024. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2025 may not be indicative of results for the year ending December 31, 2025.

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

COMPREHENSIVE LOSS

During the three and nine months ended September 30, 2025 and 2024, comprehensive loss was equal to the net loss to common stockholders amounts presented in the unaudited condensed consolidated statements of operations.

RECLASSIFICATIONS

Certain items have been reclassified in the three and nine months ended September 30, 2024 for comparison purposes.

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

IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

The Company reviews its goodwill and intangible assets to determine potential impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability is measured by comparing the carrying amount of the asset group with the future undiscounted cash flows the assets are expected to generate. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. If such assets are considered impaired, an impairment loss is measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets. At September 30, 2025 and December 31, 2024, the Company had intangible assets and goodwill resulting from the acquisitions of Myrtle, RCHI and Vector, which are more fully discussed in Note 5. No impairments of intangible assets and goodwill were recorded in the three and nine months ended September 30, 2025 and 2024.

LEASES

We account for leases in accordance with Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires leases with durations greater than 12 months to be recognized on the balance sheet. We lease facilities under operating leases with a subsidiary of RHI, a related party, and under a vehicle lease. For operating leases with terms greater than 12 months, we record the related right-of-use assets and right-of-use obligations at the present value of lease payments over the term. We do not separate lease and non-lease components of contracts. Our operating leases are more fully discussed in Note 11.

REVENUE RECOGNITION POLICY

The Company recognizes revenue in accordance with ASC, “Revenue from Contracts with Customers (Topic 606),” including subsequently issued updates. Under the accounting guidance, revenues are presented net of estimated contractual allowances and estimated implicit price concessions.

Presently, the Company’s healthcare segment consists of the operations of Myrtle from its acquisition date of June 14, 2024 and of RCHI from its acquisition date of September 10, 2024.

Myrtle’s revenues relate to contracts with patients in which its performance obligations are to provide behavioral health care services to its patients. Revenues are recorded during the period in which its obligations to provide health care services are satisfied. Myrtle’s performance obligations for inpatient services are generally satisfied over periods averaging approximately 7 to 28 days depending on the service line, and revenues are recognized based on charges incurred. The contractual relationships with patients, in most cases, also involve third-party payers and the transaction prices for the services provided are dependent upon the terms provided by or negotiated with the third-party payers. The payment arrangements with third-party payers for the services Myrtle provides to its patients typically specify payments at amounts less than its standard charges. Services provided to patients are generally paid at prospectively determined rates per diem.

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

Included in healthcare revenue for the nine months ended September 30, 2025 is $3.0 million from the State of Tennessee’s Hospital Improvement Plan (“THIP”). The THIP is designed to increase revenues for hospitals serving TennCare patients.

Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). As of September 30, 2025 and December 31, 2024, $2.0 million and $2.1 million, respectively, of Medicare cost report settlement reserves were recorded in accrued expenses on the unaudited condensed consolidated balance sheets, as presented in Note 8.

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

Our Life Science Services segment’s revenue consists of revenue from Vector, which was acquired on September 19, 2025. The Company recognizes revenue from the sale of high-quality bio-samples and bulk biological materials for every stage of life science research in accordance with ASC 606. Revenue is recognized when control of the promised goods or services is transferred to the customer, which generally occurs upon shipment or delivery. As a result of applying this five-step model under ASC 606, the Company recognizes revenues from its sale of products upon their transfer of control to the customer, which is considered complete at either the time of shipment or arrival at destination based upon agreed upon terms within the contract. The Company’s payment terms for the sale of standard products are typically 30 to 60 days.

The Company has recorded minor amounts of revenues from its Labs segment during the three and nine months ended September 30, 2025 and 2024. Labs currently recognizes revenue from sales of laboratory biospecimens, residual life insurance commissions and collecting a royalty from Illumina, Inc. related to the sales of the Infinium Mouse Methylation Array. Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company applies judgment in determining the customer’s ability and intention to pay based on a variety of factors including the customer’s historical payment experience.

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

During the three months ended September 30, 2025 and 2024, estimated contractual allowances and implicit price concessions of $17.9 million and $4.0 million, respectively, have been recorded as reductions to revenues and accounts receivable balances to enable the Company to record its revenues and accounts receivable at the estimated amounts it expects to collect and during the nine months ended September 30, 2025 and 2024, estimated contractual allowances and implicit price concessions of $52.6 million and $4.1 million, respectively, have been recorded as reductions to revenues and accounts receivable balances to enable the Company to record its revenues and accounts receivable at the estimated amounts it expects to collect. As required by Topic 606, after deducting estimated contractual allowances and implicit price concessions from the healthcare segment’s revenues for the three months ended September 30, 2025 and 2024, the Company recorded healthcare net revenues of $3.5 million and $1.2 million, respectively, and for the nine months ended September 30, 2025 and 2024, the Company recorded healthcare net revenues of $11.9 million and $1.2 million, respectively. The Company continues to review the provisions for contractual allowances and implicit price concessions. See Note 6, Accounts Receivable, Net.

EQUITY-BASED COMPENSATION

In 2022, we offered equity-based compensation to employees and non-employees in the form of stock options and restricted stock. We measure and recognize all equity-based payments to employees, service providers and board members at fair value. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the consolidated statements of operations based on the estimated fair value of those awards on the grant date or reporting date, if required to be remeasured, and amortized on a straight-line basis over the requisite service period. We recognize forfeitures as incurred. We utilize a Black-Scholes valuation model to estimate the fair value of stock options and this model requires the input of assumptions, including the exercise price, volatility, expected term, discount rate, and the fair value of the underlying stock on the date of grant. These inputs are provided at the grant date for an equity-classified award and each measurement date for a liability-classified award. Equity-based compensation awards are considered granted (i) when there is a mutual understanding of key terms, (ii) we are contingently obligated to issue the options, and (iii) the option holder begins to benefit or be adversely impacted by changes in our stock price. This primarily occurs at the time the stock option agreements are executed. The fair value of each stock option is estimated using a Black-Scholes valuation model. We did not grant stock options during the three and nine months ended September 30, 2025 and 2024, however, we had forfeitures during the three and nine months ended September 30, 2024. We also had forfeitures of restricted stock awards during the three and nine months ended September 30, 2024 and 2025.

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

The Company has not recorded income tax benefits for the losses that it incurred in the three and nine months ended September 30, 2025 and 2024. The Company incurred a pre-tax loss for the year ended December 31, 2024. In addition, the Company believes that its available net operating loss carryforwards would offset future taxable income, if any, for the year ended December 31, 2025. Therefore, its effective income tax rates were zero for the periods presented and it has provided a full valuation allowance for its net deferred tax assets.

NET LOSS PER SHARE

Net loss per share of common stock is calculated by dividing net loss to common stockholders after undeclared preferred stock dividends by the weighted average number of shares of common stock outstanding during the period. The Company follows the provisions of ASC Topic 260, Earnings Per Share for determining whether outstanding shares that are contingently returnable are included for purposes of calculating net loss to common stockholders per share and determining whether instruments granted in equity-based compensation arrangements are participating securities for purposes of calculating net loss to common stockholders per share. See Note 4, Net Loss Per Share.

BUSINESS COMBINATIONS

The Company follows the guidance in ASC 805, Business Combinations for determining the appropriate accounting treatment for business acquisitions. Under ASC 805, the assets acquired, and liabilities assumed are recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The excess of the purchase prices over the aggregate fair value of the assets acquired and liabilities assumed is treated as goodwill in accordance with ASC 805. During the measurement period or until valuation studies are completed, the provisional amounts used for the purchase price allocation are subject to adjustments for a period not to exceed one year from the date of acquisition. The accounting for the acquisitions of Myrtle, RCHI and Vector are presented in Note 5.

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

In September 2025, the FASB issued ASU 2025-07, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40). The target of this update is accounting for internal use software. The amendments in this Update remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: 1. Management has authorized and committed to funding the software project. 2. It is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). In evaluating the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software (referred to as “significant development uncertainty”). The two factors to consider in determining whether there is significant development uncertainty are whether: 1. The software being developed has technological innovations or novel, unique, or unproven functions or features, and the uncertainty related to those technological innovations, functions, or features, if identified, has not been resolved through coding and testing. 2. The entity has determined what it needs the software to do (for example, functions or features), including whether the entity has identified or continues to substantially revise the software’s significant performance requirements. The amendments in this Update specify that the disclosures in Subtopic 360 10, Property, Plant, and Equipment—Overall, are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements. Furthermore, the amendments in this Update supersede the website development costs guidance and incorporate the recognition requirements for website-specific development costs from Subtopic 350-50 into Subtopic 350-40. Under current GAAP, entities are required to capitalize development costs incurred for internal-use software depending on the nature of the costs and the project stage during which they occur. The amendments in this ASU improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods, including methods that entities may use to develop software in the future. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments in this ASU permit an entity to apply the new guidance on either a prospective or a retrospective basis. The Company has not yet determined the impact of the adoption of this ASU on its consolidated financial statements.

Other recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 4 NET LOSS PER SHARE

The following table sets forth the calculation of basic and diluted loss per share for the periods presented based on the weighted average number of shares of the Company’s Class A Common Stock outstanding during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss attributable to FOXO - basic and diluted	$(1,876,066)	$(1,946,324)	$(3,014,545)	$(5,613,265)
Deemed dividends from preferred stock, including anti-dilution provisions, and triggers of down round provisions and extension of Assumed Warrants	(12,266,816)	(87,891)	(12,704,011)	(1,053,993)
Net loss to common stockholders	(14,142,882)	(2,034,215)	(15,718,556)	(6,667,258)
Preferred stock dividends – undeclared	(147,829)	-	(631,259)	-
Net loss to common stockholders after undeclared preferred stock dividends	$(14,290,711)	$(2,034,215)	$(16,349,815)	$(6,667,258)
Basic and diluted weighted average number of shares of Class A Common Stock	48,656,860	661,103	18,400,943	543,359
Basic and diluted net loss per share available to Class A Common Stock	$(0.29)	$(3.08)	$(0.89)	$(12.27)

The following Class A Common Stock equivalents of the Company have been excluded from the computation of diluted net loss per common share as the effect would be antidilutive and reduce the net loss per share of Class A Common Stock:

	September 30, 2025	September 30, 2024
Preferred stock	5,202,007,624	-
Public and private warrants	52,155	52,154
Vector Warrants	386,847,195	-
Assumed Warrants	-	237,513
Convertible notes payable	712,903,711	167,945
Stock options	5,264	5,448
Total anti-dilutive shares	6,301,814,949	463,060

At September 30, 2025, in addition to the common stock equivalents listed in the table above, the Company has agreed to issue: (i) an aggregate of 21,985 shares of its Class A Common Stock as inducements under the terms of outstanding promissory notes payable, which are discussed in Note 9, and (ii) 233,743 shares of its Class A Common Stock for finder’s fees, which are discussed in Notes 9 and 12. See Note 12 regarding a discussion of the Company’s authorized shares of Class A Common Stock. See Note 16 regarding the Company’s Class A Common Stock and common stock equivalents issued subsequent to September 30, 2025.

Note 5 ACQUISITIONS

Myrtle Acquisition

On June 10, 2024, the Company entered into a stock exchange agreement, as supplemented (the “Myrtle Agreement”), provided for RHI to exchange all of its equity interest in Myrtle for $0.5 million, payable in a combination of shares of the Company’s Class A Common Stock and a note payable. The closing occurred effective on June 14, 2024. The Company recorded a non-interest bearing note payable due on demand to RHI in the amount of $0.3 million and it paid the remaining purchase price of $0.2 million by issuing 51,439 shares of its Class A Common Stock to RHI on July 17, 2024. The number of shares of the Company’s Class A Common Stock issuable to RHI was determined by dividing $0.2 million by the volume weighted average price of the Company’s Class A Common Stock on the day prior to closing, which was $2.30 per share. In addition to the $0.3 million promissory note issued to RHI for a portion of the purchase price of Myrtle, Myrtle issued a promissory note payable to RHI dated June 13, 2024, in the original principal amount of $1.6 million, which represented the amount owed to RHI by Myrtle at the time of the sale of Myrtle to the Company. The $0.3 million note and the $1.6 million note are more fully discussed in Note 9.

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

RCHI Acquisition

On June 10, 2024, the Company and RHI entered into a stock exchange agreement, (the “RCHI Agreement”) provided for the RHI to exchange all of the outstanding shares of its subsidiary RCHI, including SCCH, for 20,000 shares of the Company’s then to be authorized Series A Cumulative Convertible Redeemable Preferred Stock (“the Series A Preferred Stock”). Closing of the RCHI Agreement was subject to a number of conditions. On September 10, 2024, the parties to the RCHI Agreement entered into an Amended and Restated Securities Exchange Agreement (the “RCHI SEA”), which revised the consideration payable to RHI from shares of FOXO Series A Preferred Stock to $100. In addition, RCHI issued to RHI a senior secured note in the principal amount of $22.0 million (subject to adjustment as described below) (the “RCHI Note”). The RCHI Note had a maturity date of September 10, 2026 and accrued interest on any outstanding principal amount at the rate of 8% per annum for the first six months, increasing to 12% per annum thereafter and accrued at 20% per annum in the event of certain defaults as described in the agreement. After maturity, interest accrued at a rate of 20% per annum. The RCHI Note required principal repayments equal to 10% of the free cash flow (net cash from operations less capital expenditures) from RCHI and SCCH.

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

Pursuant to the RCHI SEA, in the event that the Company, at any time after June 10, 2024, the date specified in the RCHI SEA, and during the twelve months thereafter, entered into any agreement or settlement agreement with any pre-existing holder of debt or other liability owed by the Company above $5.0 million (cumulative) then the consideration payable shall increase on a dollar for dollar basis for the aggregate settlement amount above $5.0 million. As of the September 10, 2024 acquisition date, the full scope of the Company’s obligations to pre-existing debt holders or other creditors was not determinable, as negotiations with creditors and debt holders remained open and unresolved. As of September 30, 2025, the Company had fully settled $6.0 million of cumulative debts and other liabilities above $5.0 million. Accordingly, on the September 30, 2025 unaudited condensed consolidated balance sheet, related parties’ note payable includes a $1.0 million note payable to RHI (the “Additional RCHI Note”) and on August 18, 2025, the Company issued to RHI 5,000 shares of its Series A Preferred Stock with a stated value of $5.0 million. The additional consideration owed of $6.0 million has been recorded as additional goodwill as reflected in the table below. Promissory notes are presented in Note 9 and Series A Preferred Stock is more fully discussed in Note 12.

In addition, the Company has agreed to extend the period for settlement of qualifying debt and other liabilities that are not yet settled or quantified through June 30, 2026. The additional purchase price consideration that has occurred as a result of settling additional qualifying debt and liabilities up to the end of the measurement period of September 10, 2025, which was one year from the date of the RCHI acquisition, have been recorded as additional goodwill and as a liability to RHI of $6.0 million (of which $5.0 million was exchanged for Series A Preferred Stock on August 18, 2025 as noted above).

The settlements of qualifying debt and other liabilities made after the end of the measurement period, but prior to the end of the extension period of June 30, 2026, will be recorded as an expense in the statement of operations. As of September 30, 2025, no such additional amounts have been settled and the Company cannot estimate the settlement amount of additional liabilities that existed at June 10, 2024 and that may be settled because of ongoing negotiations that remain unresolved.

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

Vector Acquisition

On September 9, 2025, the Company entered into the Stock Purchase Agreement with Vector, a Wyoming corporation, (the “Vector SPA”), between the stockholders (each, a “Seller,” or, together, the “Sellers”) owning all of the issued and outstanding shares of Vector (the “Purchased Shares”) and FOXO Acquisition Corporation, a Florida corporation and wholly-owned subsidiary of the Company (“FAC”), (the “Vector Acquisition”). Pursuant to the SPA, upon closing on September 19, 2025, the Sellers exchanged the Purchased Shares for (i) $500,000 in cash, (ii) 60,000 shares of the Company’s Series E Cumulative Redeemable Secured Preferred Stock (the “Series E Preferred Stock”) with a stated value of $25.00 per share or a total stated value of $1,500,000) (iii) 386,847,195 three year warrants of the Company’s Class A Common Stock with an exercise price of $0.00517 per share (subject to adjustment) (the “Vector Warrants”), which was equal to the closing price of the Company’s Class A Common Stock on the trading day immediately prior to closing, plus 10%, valued at $769,826 and (iv) 80,000 shares of Series E Preferred Stock to be issued to the Sellers on or before 120 days after the two-year anniversary of the closing; provided that, such shares will only be issued in the event that the Qualifying Revenues (as defined in the SPA) of the Business (as defined in the SPA) during the 12-month period between the first and second anniversary of the closing are at least $4,000,000; provided, further, that in the event that less than $4,000,000 of Qualifying Revenues are actually collected by Vector on or before 90 days after the second anniversary of the closing, the number of shares of Series E Preferred Stock to be issued to the Sellers will be reduced by an amount equal to one share for each $25.00 of Qualifying Revenues less than $4,000,000 collected by such date; and, provided, further, if a Change of Control (as defined in the SPA) of the Company occurs prior to the two-year anniversary of the closing, all of the 80,000 shares of Series E Preferred Stock will be issued to the Sellers as of the date of such Change of Control. Pursuant to the SPA, the Sellers have the right, but not obligation, to repurchase the Purchased Shares under certain limited circumstances at fair market value as determined by a third party and subject to a floor. The Vector Warrants, which were valued using the Black Scholes valuation model, and the Series E Preferred Stock, which was valued based on stated value, are more fully discussed in Note 12.

As previously described in Note 1, Vector is an information, data and biospecimen sourcing provider serving the biotechnology, clinical research and pharmaceutical research industries.

The purchase consideration payable to RHI under the terms of the Myrtle Agreement and the RCHI SEA Amendment and to the Sellers under the Vector SPA were allocated to the net tangible and intangible assets acquired and liabilities assumed. The Company accounted for the acquisitions as business combinations under U.S. GAAP. In accordance with the acquisition method of accounting under ASC Topic 805, “Business Combinations,” (“ASC 805”), the assets acquired and liabilities assumed were recorded as of the acquisition dates, at their respective fair values and consolidated with those of the Company.

The Company undertook valuation studies to determine the fair values of the assets acquired in the Myrtle and RCHI acquisitions. Based on the studies that were prepared by an independent valuation firm, the assets acquired, net of liabilities assumed, were ($1.4) million for Myrtle and ($2.2) million for RCHI. The RCHI assets acquired, net of liabilities assumed was increased by ($0.6) million in the three and nine months ended September 30, 2025 as a result of an adjustment to Medicare cost report liabilities resulting from the completion of an audit for the 2022 Medicare year in the period. For the valuation studies, the valuation firm used a number of methods to calculate the fair values of the intangible assets acquired in the Myrtle and RCHI acquisitions (principally trade names, licenses/permits and customer relationships) including the cost and income approaches and with-and-without, relief from royalty and multiple period excess earnings methods. Furthermore, the valuation firm reviewed and utilized ten-year projections as developed by management and calculated the cost of equity capital using the build-up model and a weighted average cost of capital using comparable, guideline companies. Management believes the book value of acquired fixed assets, other tangible assets and liabilities assumed approximated their fair values. The excess of the purchase prices over the aggregate fair values of the tangible and intangible assets acquired and liabilities assumed was treated as goodwill as reflected in the table below.

The Company will undertake a valuation study to determine the fair value of the Vector assets acquired and liabilities assumed. The preliminary fair value of the Vector assets acquired and liabilities assumed is approximately $(55,535). The excess of the purchase price over the aggregate fair value of the tangible assets acquired and liabilities assumed is currently estimated to be $2.8 million and is being treated as goodwill as reflected in the table below. In addition, during the measurement period the amounts used for the purchase price allocation are subject to adjustments for a period not to exceed one year from the date of acquisition. As a result, the amount of goodwill presented below for the Vector acquisition may be increased or decreased. The preliminary purchase price allocation was based, in part, on discussions with Vector’s management. Not included in the estimated purchase price reflected in the table below, is the value of the 80,000 shares of Series E Preferred Stock that may be issued if Qualifying Revenues are reached or if a change of control occurs. Qualifying Revenues are more fully discussed in the paragraph above under the heading, “Vector Acquisition.”

The following table shows the allocations of the purchase prices of Myrtle, RCHI and Vector to the identifiable assets acquired and liabilities assumed on their respective acquisition dates:

	Myrtle	RCHI	Vector
Initial purchase price	$500,000	$22,000,100	$2,769,826
Additional purchase consideration	-	5,970,693	-
Total purchase price	$500,000	$27,970,793	$2,769,826

Tangible and intangible assets acquired, and liabilities assumed at fair value:
Cash	$5,757	$7,572	$6,415
Accounts receivable, net	284,445	2,540,440	78,338
Inventory	-	-	8,021
Supplies	-	201,734	-
Prepaid expenses	-	127,936	-
Property and equipment, net	221,045	176,109	18,187
Intangible assets	495,400	8,528,082	-
Right-of-use lease assets	-	2,693,046	8,912
Accounts payable	(708,381)	(3,081,467)	(102,678)
Accrued expenses	(98,731)	(9,509,449)	(1,202)
Right-of-use lease liabilities	-	(2,692,946)	(7,593)
Note payable	(1,610,671)	(623,832)	-
Other loans	-	(525,319)	(63,935)
Noncontrolling interest	37,366	-	-

Assets acquired, net of liabilities assumed	$(1,373,770)	$(2,158,094)	$(55,535)
Goodwill	$1,873,770	$30,128,887	$2,825,361

In addition to the purchase prices listed above, the Company incurred acquisition costs consisting of approximately $5,000 in legal fees for Myrtle and RCHI and approximately $16,000 in legal fees for Vector. These fees were expensed as incurred.

The following presents the unaudited pro-forma combined results of operations of the Company, Myrtle, RCHI and Vector as if the acquisitions of Myrtle, RCHI and Vector occurred on January 1, 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues	$3,690,086	$3,358,351	$12,439,959	$10,339,479
Net loss attributable to FOXO	$(1,915,388)	$(2,705,234)	$(3,085,218)	$(7,720,446)
Declared preferred stock dividends	(56,250)	(56,250)	(112,500)	(56,250)
Deemed dividends from anti-dilution provisions and issuances of preferred stock and triggers of down round provisions and extension of Assumed Warrants	(12,266,816)	(87,891)	(12,704,011)	(1,053,993)
Net loss to common stockholders	(14,238,454)	(2,849,375)	(15,901,729)	(8,830,689)
Preferred stock dividends - undeclared	(147,829)	(203,875)	(631,259)	(728,875)
Net loss to common stockholders after undeclared preferred stock dividends	$(14,386,283)	$(3,053,250)	$(16,532,988)	$(9,559,564)

Net loss per share of Class A Common Stock, basic and diluted	$(0.30)	$(4.57)	$(0.90)	$(16.01)
Weighted average shares of Class A Common Stock, basic and diluted	48,752,888	668,228	18,437,568	597,027

The pro formas do not include any adjustment as a result of the additional purchase price consideration of RCHI and Vector as discussed above.

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions of Myrtle, RCHI and Vector been completed as of January 1, 2024 or to project potential operating results as of any future date or for any future periods.

Note 6 ACCOUNTS RECEIVABLE, NET

Accounts receivable at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Accounts receivable, gross	$18,223,656	$12,200,256
Less:
Allowance for contractual obligations	(13,952,914)	(8,967,362)
Allowance for doubtful accounts	(1,109,995)	(961,937)
Accounts receivable, net	$3,160,747	$2,270,957

Accounts receivable at September 30, 2025 includes $0.5 million from the THIP.

Note 7 INTANGIBLE ASSETS, NET AND GOODWILL

The components of intangible assets, net at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Tradenames	$1,582,734	$1,582,734
Licenses and permits	7,396,848	7,396,848
Customer relationships	43,900	43,900
Behavioral Health APP	100,000	-
Less: accumulated amortization	(18,901)	(7,926)
Intangible assets, net	$9,104,581	$9,015,556

The tradenames, licenses and permits and customer relationships intangible assets resulted from the acquisitions of Myrtle and RCHI, which are more fully discussed in Note 5. The tradenames and licenses and permits assets have indefinite lives and the customer relationships is being amortized over three years. The Behavioral Health APP, which is under development, is being developed for Myrtle by InnovaQor, Inc. (“InnovaQor”), a related party, as discussed in Note 10, and is currently expected to be used internally. The APP being developed is an ongoing communication link between Myrtle and former patients for patient care follow-up and alumni network development. Not included in the table above is the Epigenetic APP, which is more fully discussed below.

The Company recognized amortization expense on its intangible assets of $3,658 and $0.3 million in the three months ended September 30, 2025 and 2024, respectively, and $10,975 and $0.8 million in the nine months ended September 30, 2025 and 2024, respectively. Included in the amortization expense in the three and nine months ended September 30, 2024 was $49,341 and $0.6 million, respectively, of expense for an Epigenetic APP that was acquired from Kr8 ai Inc., a Nevada corporation controlled by one of the Company’s directors and the previous interim CFO, who recently passed away (“KR8”), as more fully discussed in Note 10. Included in amortization expense for the three and nine months ended September 30, 2024 was $0.1 million and $0.2 million, respectively, of expense for a methylation pipeline asset. During the three months ended December 31, 2024, the Company recorded an impairment loss of $1.6 million for the Epigenetic APP and an impairment loss of $0.2 million for the methylation pipeline asset as the timeline for projected cash flows could no longer support these assets. The Company continues to believe that its Epigenetic APP asset will play a valuable part in its Epigenetic business, which makes up its Labs segment, but needs to make further investment for this asset to generate revenues. Without certainty on the timeframe, the Company believed that it was appropriate to impair the value of the asset in its records in the three months ended December 31, 2024.

Goodwill

Goodwill was $34.8 million and $25.5 million as of September 30, 2025 and December 31, 2024, respectively. The goodwill resulted from the acquisitions of Myrtle, RCHI and Vector, which are more fully discussed in Note 5.

Note 8 ACCRUED EXPENSES

At September 30, 2025 and December 31, 2024, accrued expenses consisted of the following:

	September 30,	December 31,
	2025	2024
Accrued payroll and related liabilities	$6,889,865	$6,024,516
Accrued severance	2,174,035	2,174,035
Accrued interest	204,156	651,664
Accrued legal settlement	47,836	1,356,957
Medicare cost report settlement reserves	2,029,577	2,147,581
Other accrued expenses	1,381,743	1,166,663
Accrued expenses	$12,727,212	$13,521,416

Included in accrued payroll and related liabilities at September 30, 2025 and December 31, 2024 was approximately $5.7 million and $5.2 million, respectively, for past due payroll taxes and associated penalties and interest.

Related parties’ payables and accrued expenses are presented in Note 10.

Note 9 DEBT

At September 30, 2025 and December 31, 2024, debt consisted of the following:

	September 30, 2025	December 31, 2024

Notes payable – third parties	$2,501,593	$7,279,724
Notes payable – related parties	4,236,814	2,671,924
Other loans	353,165	268,257
Total debt	7,091,572	10,219,905
Less current portion of debt	(7,091,572)	(10,219,905)
Total debt, net of current portion	$-	$-

Notes Payable – Third Parties

At September 30, 2025 and December 31, 2024 notes payable with third parties consisted of the following:

	September 30, 2025	December 31, 2024

Senior PIK Notes in the aggregate principal amount of $0 and $3,457,500, including interest of $0 and $1,793,241 at September 30, 2025 and December 31, 2024, respectively	$-	$5,250,741
Silverback/Western Note Payable	540,363	623,832
ClearThink Notes in the aggregate principal amount of $312,800 and $1,166,750 net of unamortized discounts of $17,926 and $257,290 at September 30, 2025 and December 31, 2024, respectively	294,874	909,460
LGH notes payable in the aggregate principal amount of $98,941 and $222,000, net of unamortized discounts of $0 and $126,511 at September 30, 2025 and December 31, 2024, respectively	98,941	95,489
IG notes payable in the aggregate principal amount of $266,500 and $120,000, net of unamortized discounts of $13,631 and $68,739 at September 30, 2025 and December 31, 2024, respectively	252,869	51,267
1800 Diagonal notes payable in the aggregate principal amount of $391,990 and $264,308, net of unamortized discounts of $125,731 and $57,672 at September 30, 2025 and December 31, 2024, respectively	266,259	206,636
Red Road note payable in the principal amount of $0 and $91,019, net of unamortized discounts of $0 and $35,556 at September 30, 2025 and December 31, 2024, respectively	-	55,463
Lucas Ventures notes payable in the aggregate principal amount of $357,500 and $220,000, net of unamortized discounts of $10,750 and $133,164 at September 30, 2025 and December 31, 2024, respectively	346,750	86,836
JSC note payable in the aggregate principal amount of $168,168 and $0, net of unamortized discounts of $0 and $0 at September 30, 2025 and December 31, 2024, respectively	168,168	-
Vista Capital note payable in the principal amount of $41,250 and $0, net of unamortized discounts of $7,881 and $0 at September 30, 2025 and December 31, 2024, respectively	33,369	-
Promissory notes payable to institutional investors in the aggregate principal amount of $600,000 and $0, net of unamortized discounts of $100,000 and $0 at September 30, 2025 and December 31, 2024, respectively	500,000	-
Total third-party notes payable	2,501,593	7,279,724
Less current portion of third-party notes payable	(2,501,593)	(7,279,724)
Total third-party notes payable, net of current portion	$-	$-

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

As noted, as of December 31, 2024, the Senior PIK Notes were in default and the Company did not have the financial ability to correct this default. To resolve the default of the Senior PIK Notes and transition the Senior PIK Note from debt to equity, the Company asked the Senior PIK Note holders to consider certain amendments to their Notes. On October 18, 2024, the Company received the approval of over 50.01% of the holders of the Senior PIK Notes based on the Aggregate Original Principal Amount (as defined in the Senior PIK Notes) to enter into the 2024 PIK Notes Amendment, under which the Senior PIK Notes would be exchanged for the Company’s Series B Cumulative Convertible Redeemable Series B Preferred Stock (the “Series B Preferred Stock”). Under the 2024 PIK Notes Amendment, the Senior PIK Notes (not including accrued and unpaid Interest (as defined in the Senior PIK Notes) which was waived as part of the automatic exchange) were automatically exchanged into a number of shares of Series B Preferred Stock equal to the Original Principal Amount (as defined in the Senior PIK Notes) divided by the Stated Value ($1,000) of Series B Preferred Stock, or 3,457.5 shares of Series B Preferred Stock in January 2025. Upon the automatic exchange, all Senior PIK Notes (including all accrued and unpaid interest) (which total value was $5.4 million on the date of the exchange) were exchanged into Series B Preferred Stock, cancelled and satisfied in full. The Series B Preferred Stock is more fully discussed in Note 12.

As a result of the automatic exchange, during the nine months ended September 30, 2025, the Company recorded a gain from extinguishment of Senior PIK Notes of $1.9 million, which represented the accrued and unpaid interest, which was waived per the terms of the automatic exchange. During the nine months ended September 30, 2025, the Company recognized $0.1 million of contractual interest expense on the Senior PIK Notes and during the three and nine months ended September 30, 2024, the Company recognized $0.3 million and $0.8 million, respectively, of contractual interest expense on the Senior PIK Notes.

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

In February 2025, the Western Note Payable was sold to a new holder, Silverback Capital Corporation (“Silverback”), and it was amended and restated. Per the terms of the amendment and restatement, the principal balance of the note, which includes previously accrued interest expense, was $1.1 million, and the maturity date is February 26, 2026. The non-interest bearing note is convertible into shares of the Company’s Class A Common Stock at a conversion price equal to 90% of the average VWAP for the five trading days prior to conversion, which was $0.004086 per share on September 30, 2025. During the nine months ended September 30, 2025, $0.5 million of principal balance of the note was converted into 318,171 shares of the Company’s Class A Common Stock.

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

On August 16, 2024, the Company issued ClearThink a promissory note in the principal amount of $39,750, which matured on November 16, 2024 and is in default and was still outstanding as of September 30, 2025. The note was issued with a $13,250 original issue discount. Interest is accruing interest on the note at the default interest rate of 24% per annum.

On November 20, 2024 and December 31, 2024, the Company issued ClearThink promissory notes each in the principal amount of $220,000 and each with a $20,000 original issue discount. The November 20, 2024 note, which matured on August 20, 2025, was issued with 6,281 inducement shares of the Company’s Class A Common Stock valued at $82,500 and per the terms of the December 31, 2024 note, which matured on September 30, 2025, 6,281 inducement shares valued at $36,375 are issuable as of September 30, 2025. During the nine months ended September 30, 2025, the total principal balance of the November 20, 2024 note, including $55,000 of default penalty and $22,000 of accrued interest were converted into 789,707 shares of the Company’s Class A Common Stock. During the nine months ended September 30, 2025, $166,950 of the principal balance of the December 31, 2024 note was converted into 9,238,692 shares of the Company’s Class A Common Stock leaving a principal balance of $53,050 at September 30, 2025.

During the nine months ended September 30, 2025, the Company issued two additional promissory notes to Clear Think. On January 28, 2025 and March 7, 2025, the Company issued ClearThink promissory notes each in the principal amount of $110,000 and each with a $10,000 original issue discount. Per the terms of the January 28, 2025 note, which matures on October 28, 2025, 3,141 inducement shares of the Company’s Class A Common Stock valued at $15,375 are issuable as of September 30, 2025 and per the terms of the March 7, 2025 note, which matures on December 7, 2025, 5,025 inducement shares valued at $16,000 are issuable as of September 30, 2025.

The January 30, 2024 note had and the August 16, 2024 note has an interest rate of 12% per annum (22 – 24% per annum after the occurrence of an Event of Default, as defined in the notes). The January 3, 2024 note had an interest rate of 22% per annum as a result of the payment default and the May 15, 2024 note originally did not bear interest but as amended had an interest rate of 22% per annum as discussed above. The November 20, 2024, December 31, 2024, January 28, 2025 and March 7, 2025 notes each bore a one-time 10% interest charge upon issuance, which was recorded as additional debt discount, and upon an event of default, as that term is defined in the notes, the outstanding balances will be/were increased to 125% of the principal amount outstanding and a penalty of $500 per day shall accrue. Ten percent of all future purchase notices from the Strata Purchase Agreement with ClearThink, which is more fully discussed in Note 12, must be directed toward repayment of the ClearThink notes until they are paid in full. As a result of anti-dilution provisions in the notes, on September 30, 2025, the ClearThink notes were convertible into shares of the Company’s Class A Common Stock at an assumed conversion price of $0.00233 per share.

During the nine months ended September 30, 2025 and 2024, the Company received net cash proceeds from the ClearThink notes of $0.2 million and $0.7 million, respectively. The Company recorded interest expense of $0.2 million and $0.2 million, respectively, including amortization of debt discounts of $0.2 million and $0.2 million, respectively, during the three months ended September 30, 2025 and 2024, and the Company recorded interest expense of $0.4 million and $0.5 million, respectively, including amortization of debt discounts of $0.3 million and $0.4 million, respectively, during the nine months ended September 30, 2025 and 2024. As a result of the issuances of ClearThink notes, the Company incurred finder’s fees due in cash, common stock warrants and common stock pursuant to finder’s fee agreements, which are more fully discussed below. During the nine months ended September 30, 2025 and 2024, finder’s fees recorded as debt discounts on the Clear Think notes were $28,000 and $0.1 million, respectively.

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

On November 15, 2024, the Company entered into a second Securities Purchase Agreement with LGH pursuant to which the Company issued to LGH a second convertible promissory note in the principal amount of $220,000 and received cash proceeds of $200,000 and the Company issued 6,281 shares of its Class A Common Stock as inducement shares to LGH. The value of the 6,281 inducement shares of $83,500, was recorded as additional debt discount. The note was issued with a 10% original issue discount and a one-time 10% interest charge of $22,000 and was due on August 14, 2025. Since not paid at maturity, the Company recorded a default penalty of $49,388 during the three months ended September 30, 2025, which includes a daily penalty of $500 that is accruing. In addition, the Company recorded finder’s fees of $28,000 in connection with the note payable in cash and common stock as additional debt discount. During the nine months ended September 30, 2025, $170,448 of principal balance of the note was converted into 5,925,377 shares of the Company’s Class A Common Stock.

Interest expense on the LGH notes, which included amortization of debt discount, was $0.1 million and $26,867 during the three months ended September 30, 2025 and 2024 respectively, and $0.2 million and $55,778 during the nine months ended September 30, 2025 and 2024, respectively. As a result of the anti-dilution provisions of the November 15, 2024 note, on September 30, 2025, the note was convertible into shares of the Company’s Class A Common Stock at an assumed conversion price of $0.00233 per share.

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

On December 24, 2024, the Company entered into a second Securities Purchase Agreement with IG pursuant to which the Company issued to IG a second convertible promissory note in the principal amount of $120,000 and received cash proceeds of $100,000 and the Company issued 5,025 shares of its Class A Common Stock as inducement shares to IG. The value of the 5,025 inducement shares of $24,800 was recorded as additional debt discount. The note was issued with a 10% original issue discount and a one-time 10% interest charge of $12,000 and matured on September 23, 2025. Since not paid at maturity, the Company recorded a default penalty of $36,500 during the three months ended September 30, 2025, which includes a daily penalty of $500 that is accruing. In addition, the Company recorded finder’s fees of $14,000 payable in shares of the Company’s Class A Common Stock as additional debt discount.

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

Interest expense on the IG notes, which consisted of amortization of debt discount, was $83,835 and $79,922 during the three months ended September 30, 2025 and 2024 respectively, and $142,302 and $141,188 during the nine months ended September 30, 2025 and 2024, respectively. As a result of the anti-dilution provisions of the notes, on September 30, 2025, the December 24, 2024 and the March 4, 2025 notes was convertible into shares of the Company’s Class A Common Stock at an assumed conversion price of $0.00233 per share.

Security Purchase Agreements Dated July 22, 2024, November 18, 2024, January 21, 2025, February 24, 2025, May 21, 2025 and August 6, 2025 with 1800 Diagonal Lending LLC

On July 22, 2024, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC (“1800 Diagonal”) pursuant to which the Company issued to 1800 Diagonal a promissory note dated July 22, 2024 in the principal amount of $168,728, which included a one-time interest amount of $18,078 (12% of the original principal amount of $150,650) that was recorded as a debt discount, and it received cash of $131,000 and it paid legal fees of $6,000. The note was issued with a $19,650 original issue discount and matured on May 22, 2025. The note was convertible into shares of the Company’s common stock, but only in the Event of a Default. Upon an Event of Default, 150% of the amount owed would be immediately due and payable and the note bore interest at a rate of 22% per annum upon an Event of Default. Repayment of the 1800 Diagonal Note was due in five monthly payments. The first monthly payment was due on January 22, 2025 in the amount of $84,364 and the four subsequent monthly payments of $21,091 each were due. In January 2025, the Company issued 59,623 shares of its Class A Common Stock upon conversion in full of the outstanding principal balance and accrued interest totaling $173,228 on September 30, 2025.

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

On November 18, 2024, the Company issued to 1800 Diagonal a promissory note in the principal amount of $95,580, with an original issue discount of $14,580 plus a one-time interest amount of $11,470 (12% of the original principal amount of $95,580) that was recorded as additional debt discount. The Company received cash proceeds of $81,000 and it paid legal fees of $6,000. In addition, the Company recorded finder’s fees of $8,100 payable in shares of the Company’s Class A Common Stock as additional debt discount. The note matured on September 15, 2025. Repayment of the 1800 Diagonal note was due in five monthly payments. The first monthly payment was due on May 15, 2025 in the amount of $53,525 and the four subsequent monthly payments due were $13,381 each. The note could be prepaid anytime within the first 180 days of issuance at a discounted rate of 97% of the outstanding balance. The note was convertible into shares of the Company’s Class A Common Stock, but only in the Event of a Default. Upon an Event of Default, 150% of the amount owed was immediately due and payable and the note bore interest at a rate of 22% per annum upon an Event of Default. On several dates in May 2025, the Company issued a total of 129,130 of its Class A Common Stock upon conversion in full of the outstanding principal balance of $95,580 and accrued interest of $15,969.

On January 21, 2025, the Company issued to 1800 Diagonal a promissory note in the principal amount of $150,650, with an original issue discount of $19,650, plus a one-time interest amount of $18,078 $ (12% of the original principal amount of $150,650) that was recorded as additional debt discount. The Company received cash proceeds of $131,000 and it paid legal fees of $6,000. In addition, the Company recorded finder’s fees of $18,340 payable in shares of the Company’s Class A Common Stock as additional debt discount. The note matures on November 30, 2025. Repayment of the 1800 Diagonal note is due in five monthly payments. The first monthly payment is due on July 30, 2025 in the amount of $84,364 and the four subsequent monthly payments due are $21,091 each. The note is convertible into shares of the Company’s Class A Common Stock, but only in the Event of a Default. Upon an Event of Default, 150% of all amounts owed will be immediately due and payable and the note bears interest at a rate of 22% per annum upon an Event of Default. If an event of default occurs under a note, the note will be convertible into that number of shares equal to a 25% discount to the lowest closing bid price of the Company’s Class A Common Stock for the 15 days prior to the date of conversion. As of September 30, 2025, the Company has repaid $112,988 of the note leaving a principal balance of $37,663 and accrued interest of $4,520 on September 30, 2025.

On February 24, 2025, the Company issued to 1800 Diagonal a promissory note in the principal amount of $98,900, with an original issue discount of $12,900, plus a one-time interest amount of $13,846 (14% of the original principal amount of $98,900) that was recorded as additional debt discount. The Company received cash proceeds of $86,000 and it paid legal fees of $6,000. In addition, the Company recorded finder’s fees of $12,040 payable in shares of the Company’s Class A Common Stock as additional debt discount. The note matures on November 30, 2025. Repayment of the 1800 Diagonal note is payable in nine monthly payments of $12,527 beginning on March 30, 2025. Upon an Event of Default, 150% of all amounts owed will be immediately due and payable and the note bears interest at a rate of 22% per annum upon an Event of Default. If an event of default occurs under a note, the note will be convertible into that number of shares equal to a 25% discount to the lowest closing bid price of the Company’s Class A Common Stock for the 15 days prior to the date of conversion. During the nine months ended September 30, 2025, the Company has repaid $76,922 of the note leaving a principal balance of $21,978 and accrued interest of $3,077 at September 30, 2025.

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

On August 6, 2025, the Company issued to 1800 Diagonal a promissory note in the principal amount of $180,550, with an original issue discount of $23,550, plus a one-time interest amount of $21,665 (12% of the original principal amount of $180,550) that was recorded as additional debt discount. The Company received cash proceeds of $157,000 and it paid legal fees of $7,000. In addition, the Company recorded finder’s fees of $21,980 payable in shares of the Company’s Class A Common Stock as additional debt discount. The note matures on June 15, 2026. Repayment of the 1800 Diagonal note is due in five monthly payments. The first monthly payment is due on February 15, 2026 in the amount of $101,107 and the four subsequent monthly payments due are $25,277 each. The note is convertible into shares of the Company’s Class A Common Stock, but only in the Event of a Default. Upon an Event of Default, 150% of all amounts owed will be immediately due and payable and the note bears interest at a rate of 22% per annum upon an Event of Default. If an event of default occurs under a note, the note will be convertible into that number of shares equal to a 25% discount to the lowest closing bid price of the Company’s Class A Common Stock for the 15 days prior to the date of conversion.

The Company recorded interest expense on the 1800 Diagonal promissory notes, including the amortization of debt discounts of $64,449 and $10,213 during the three months ended September 30, 2025 and 2024, respectively, and $0.2 million and $10,213 during the nine months ended September 30, 2025 and 2024, respectively.

Securities Purchase Agreement with Red Road Holdings Corporation Dated October 7, 2024

On October 7, 2024, pursuant to a Securities Purchase Agreement, the Company issued a promissory note to Red Road Holdings Corporation (“Red Road”) in the principal amount of $121,900, and a one-time interest amount of $17,066 (14% of the original principal amount of $121,900), which was recorded as additional debt discount, and the Company received cash of $106,000 and paid legal fees of $6,000. The note was issued with a $15,900 original issue discount and it matured on July 15, 2025. In addition, the Company recorded finder’s fees of $12,190 payable in shares of the Company’s common stock as additional debt discount. The note was convertible into shares of the Company’s Class A Common Stock, but only in the Event of a Default. Upon an Event of Default, 150% of the amount owed was to be immediately due and payable and the note bore interest at a rate of 22% per annum upon an Event of Default. Repayment of the Red Road note was due in nine monthly payments of $15,441 each beginning on November 14, 2024. During the nine months ended September 30, 2025 and the year ended December 31, 2024, $61,763 and $30,881 of principal was paid in cash, respectively, and during the three and nine months ended September 30, 2025, $25,707 and $37,054, respectively, of interest expense, consisting primarily of amortization of debt discount, was recorded on the Red Road note. On May 6, 2025, the Company issued 51,514 shares of its Class A Common Stock upon conversion in full of the outstanding principal balance and accrued interest totaling $47,822.

Securities Purchases Agreements with Lucas Ventures Dated November 18, 2024 and February 14, 2025

On November 18, 2024, the Company entered into a Securities Purchase Agreement with Lucas Ventures LLC, (“Lucas Ventures”) pursuant to which the Company issued to Lucas Ventures a convertible promissory note in the principal amount of $220,000 and received cash proceeds of $200,000 and it agreed to issue 6,281 shares of its Class A Common Stock as inducement shares to Lucas Ventures. The value of the 6,281 inducement shares of $88,750 was recorded as an additional debt discount. The note was issued with a 10% original issue discount and a one-time 10% interest charge of $22,000 and matured on August 18, 2025. Since not paid at maturity, the Company recorded a default penalty of $82,500 during the three months ended September 30, 2025, which includes a daily penalty of $500 that is accruing. In addition, the Company recorded finder’s fees of $28,000 in connection with the note consisting of cash and common stock as additional debt discount.

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

During the three and nine months ended September 30, 2025, the Company recorded interest expense on the notes of $147,473 and $0.2 million, respectively, which included amortization of debt discount. As a result of the anti-dilution provisions, on September 30, 2025, the November 18, 2024 and February 14, 2025 notes were convertible into shares of the Company’s Class A Common Stock at an assumed conversion price of $0.00233 per share.

Convertible Promissory Notes with Jefferson Street Capital LLC Under January 7, 2025 Securities Purchase Agreements

On January 7, 2025, the Company entered into a Securities Purchase Agreement with Jefferson Street Capital LLC (“JSC”) pursuant to which the Company agreed to issue to JSC convertible promissory notes in the principal amount of up to $1,650,000 and up to a total number of shares of the Company’s Class A Common Stock as a commitment fee equal to 10% of the purchase price of each of the notes divided by the average VWAP of the Class A Common Stock during the five Trading Days (as defined in the notes) prior to the issuance date of the respective notes. As a result of the anti-dilution provisions, on September 30, 2025, the conversion price into which principal and interest under each note is convertible into shares of the Company’s Class A Common Stock was an assumed price of $0.00233 per share. Upon an event of default, as defined in the agreement, the Company shall immediately repay the default amount, which is 150% of the sum of the principal and interest outstanding at the time of the default and default interest at the rate of 16% per annum shall accrue.

Pursuant to the Securities Purchase Agreement discussed above, on January 7, 2025, the Company issued to JSC a convertible promissory note in the principal amount of $291,500 and 4,370 commitment shares of the Company’s Class A Common Stock valued at $26,500. The Company received $265,000 in cash from the issuance and paid issuance fees of $20,000. The note was issued with a $26,500 original issue discount and a one-time interest amount of $29,150 (10% of the original principal amount of $291,500), which was recorded as additional debt discount. The note originally matured on January 7, 2026. The Company recorded finder’s fees of $37,100 payable in shares of the Company’s Class A Common Stock as additional debt discount. The Company failed to file a Registration Statement on Form S-1 to register the shares pursuant to the conversion terms of the note within 45 days of the note’s issuance, which constituted an Event of Default, with such default being waived until April 1, 2025. Accordingly, during the nine months ended September 30, 2025, the Company increased the principal amount of the note by $169,953, which represented 150% of the outstanding principal and interest on the date of the default (the “default penalty”), and it recorded default interest at the rate of 16% per annum. The total interest expense on the note for the three and nine months ended September 30, 2025, which included the default penalty, default interest and amortization of debt discount, was $18,705 and $0.3 million, respectively. During July 2025, the full $461,453 principal balance of the note and $51,018 of accrued interest were converted into 1,855,600 shares of the Company’s Class A Common Stock.

Pursuant to the Securities Purchase Agreement discussed above, on March 6, 2025, the Company issued JSC a second convertible promissory note in the principal amount of $133,650 and received cash proceeds of $121,500 and it issued 3,598 commitment shares of the Company’s Class A Common Stock valued at $12,150. The note was issued with a $12,650 original issue discount and a one-time interest amount of $13,365 (10% of the original principal amount of $133,650), which was recorded as additional debt discount. The note originally matured on March 6, 2026. The Company recorded finder’s fees of $17,010 payable in shares of the Company’s common stock as additional debt discount. The Company failed to file a Registration Statement on Form S-1 to register the shares pursuant to the conversion terms of the note within 45 days of the note’s issuance, which constituted an Event of Default. Accordingly, during the nine months ended September 30, 2025, the Company increased the principal amount of the note by $78,019, which represented 150% of the outstanding principal and interest on the date of the default (the “default penalty”), and it recorded default interest at the rate of 16% per annum for the period June 20, 2025 to September 30, 2025. The total interest expense on the note for the three and nine months ended September 30, 2025, which included the default penalty, default interest and amortization of debt discount, was $12,061 and $151,319, respectively. During September 30, 2025, $43,500 of principal balance and $1,500 of accrued interest were converted into 10,606,377 shares of the Company’s Class A Common Stock.

Securities Purchase Agreement with Vista Capital Investment, LLC

On February 27, 2025, the Company entered into a Securities Purchase Agreement with Vista Capital Investment, LLC, (“Vista Capital”) pursuant to which the Company issued to Vista Capital a convertible promissory note in the principal amount of $55,000 and received cash proceeds of $50,000 and it agreed to issue 2,512 shares of its Class A Common Stock as inducement shares to Vista Capital. The note, which matures on November 27, 2025, was issued with a 10% original issue discount and a one-time 10% interest charge of $5,500. The value of the 2,512 inducement shares of $8,400 was recorded as an additional debt discount. In addition, the Company recorded finder’s fees of $7,700 payable in shares of the Company’s Class A Common Stock as additional debt discount. During the three months ended September 30, 2025, the Company repaid $13,750 of principal balance of the note. During the three and nine months ended September 30, 2025, $4,006 and $18,719, respectively, of amortization of debt discount was recorded as interest expense on the note. As a result of the anti-dilution provisions, on September 30, 2025, the note was convertible into shares of the Company’s Class A Common Stock at an assumed conversion price of $0.00233 per share.

Promissory Notes Payable with Institutional Investors

On September 30, 2025, the Company issued two promissory notes to institutional investors. Each promissory note has a principal amount of $300,000 for a total of $600,000. The Company received aggregate net cash proceeds of $500,000 after deducting original issue discounts totaling $50,000 and $50,000 for legal fees. The notes mature on November 30, 2025. In the event that a reverse stock split is effected on or before November 30, 2025, the Company has the option to repay $50,000 of each note in shares of its Series A Preferred Stock. If the Company chooses this option, it will be obligated to issue an additional $12,500 fee per note payable in shares of its Series A Preferred Stock.

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

See Note 16 for settlements of principal and interest of third party notes payable subsequent to September 30, 2025.

Notes Payable – Related Parties

At September 30, 2025 and December 31, 2024 notes payable with related parties consisted of the following:

	September 30, 2025	December 31, 2024

Poole Note, dated September 19, 2023	$247,233	$247,233
Additional Poole Note	42,500	42,500
Sponsor loan with Mr. Poole	500,000	500,000
Note payable to RHI for the acquisition of Myrtle	264,565	264,565
Note payable to RHI in connection with the acquisition of Myrtle in the original principal amount of $1,610,671	867,796	617,626
New RCHI Note for the acquisition of RCHI	1,000,000	1,000,000
Additional RCHI Note for the acquisition of RCHI	970,693	-
Loan payable to subsidiary of RHI	344,027	-
Total related parties’ notes payable	4,236,814	2,671,924
Less current portion of related parties’ notes payable	(4,236,814)	(2,671,924)
Total related parties’ notes payable, net of current portion	$-	$-

Poole Note

On September 19, 2023, the Company obtained a $0.2 million loan from Andrew J. Poole, a former director of the Company (the “Loan”), to be used to pay for directors’ and officers’ insurance through November 2023. The Company issued to Mr. Poole a demand promissory note for $0.2 million evidencing the Loan (the “Poole Note”). The Poole Note does not bear interest. The Poole Note was due on demand, and in the absence of any demand, the Poole Note was due one year from the issuance date and is in payment default.

Additional Poole Note

On October 2, 2023, the Company obtained a $42,500 loan from Mr. Poole, (the “Additional Poole Note”), the proceeds of which was used to pay for the legal fees of Mitchell Silberberg & Knupp LLP, a service provider (“MSK”), through October 2023. The Additional Poole Note accrues interest in arrears at a rate of 13.25% per annum. The Additional Poole Note was due on demand, and in the absence of any demand, one year from the issuance date and is in payment default.

Sponsor Loan with Mr. Poole

To finance transaction costs in connection with a business combination effective on September 15, 2022, Mr. Poole loaned Delwinds (a predecessor of the Company) funds for working capital.

Note Payable to RHI for the Acquisition of Myrtle

Pursuant to the acquisition of Myrtle as more fully discussed in Note 5, the Company issued a non-interest bearing note payable to RHI in the amount of $0.3 million. The note is due on demand.

Note Payable to RHI In Connection with Myrtle Acquisition

The note payable to RHI dated June 13, 2024, in the original principal amount of $1.6 million represented amounts owed by Myrtle to RHI at the time of the acquisition of Myrtle. The acquisition is more fully discussed in Note 5. The note is non-interest bearing, except if not paid by the maturity date of December 31, 2024, in which case the note bears interest at 18% per annum. The note may be increased for any subsequent borrowings made by Myrtle from RHI. During the nine months ended September 30, 2025, the Company borrowed $0.3 million under the note and during the year ended December 31, 2024, the Company repaid $1.0 million of the note leaving a principal balance of $0.9 million and $0.6 million on September 30, 2025 and December 31, 2024, respectively. At September 30, 2025, the note is in default.

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

During the three and nine months ended September 30, 2025, the Company recorded a total of $51,111 and $151,667, respectively, of interest expense on the New RCHI Note, as the Company is accruing interest at the default rate. At September 30, 2025, the New RCHI Note is in default. As of September 30, 2025, the Company owes RHI a total of $1.0 million of accrued interest on the RCHI Note and the New RCHI Note.

On June 30, 2025, the Company issued the Additional RCHI Note in the principal amount of $5.8 million as additional consideration payable for the acquisition of RCHI and in the three months ended September 30, 2025, an additional considerable payable for the acquisition of RCHI of $133,209 was added to the principal amount of the Additional Note, as more fully discussed in Note 5. On August 18, 2025, RHI exchanged $5.0 million of the principal balance of the Additional RCHI Note for 5,000 shares of the Company’s Series A Preferred Stock, leaving a principal balance of the Additional Note of $1.0 million at September 30, 2025. The terms of the Series A Preferred Stock are more fully discussed in Note 12. The Additional RCHI Note does not bear interest and has a maturity date of June 30, 2026.

Loan to Subsidiary of RHI

At September 30, 2025, the Company had a loan outstanding to a subsidiary of RHI with an original principal balance of $0.8 million and the Company received net cash proceeds of $0.6 million, resulting in an original issue discount of $0.2 million. During the nine months ended September 30, 2025, the Company repaid $0.3 million of the loan and it recorded amortization of the original issue discount during the three and nine months ended September 30, 2025 of $0.1 million and $0.1 million, respectively, as interest expense. At September 30, 2025, the balance of the loan was $344,027, which was net of unamortized discount of $136,933.

Other Loans

At September 30, 2025, the Company had outstanding $0.4 million of other loans consisting of two loans assumed in the acquisition of Vector and one loan that was issued under an accounts receivable sales agreement as more fully discussed below.

At September 30, 2025, the amounts owed under the loans assumed in the acquisition of Vector consist of a line of credit with Headway Capital LLC with a balance of $43,433 that is being repaid monthly, and a term loan with Ondeck with a balance of $17,531 at that was being repaid weekly and was fully paid as of October 22, 2025.

During the nine months ended September 30, 2025, the Company entered into a loan under an accounts receivable sales agreement in the amount of $0.4 million. The Company received cash of $0.3 million as the loan was issued with a $0.1 million discount. The Company repaid $0.1 million of the loan during the nine months ended September 30, 2025, leaving a balance of $0.3 million at September 30, 2025. Loan payments of $35,000 per week were due under the loan and all of the weekly payments have not been made as required and the loan is in payment default.

Also, when the Company acquired RCHI on September 10, 2024 as more fully discussed in Note 5, it assumed four loans under accounts receivable sales agreements totaling $0.5 million. During the nine months ended September 30, 2025, the Company paid in full three of the loans totaling approximately $0.3 million and in the fourth quarter of 2024, the Company repaid in full the fourth loan.

Note 10 RELATED PARTY TRANSACTIONS

At September 30, 2025 and December 31, 2024, related parties’ payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2025	2024
Accounts payable to Andrew Poole	204,774	204,774
Accounts payable to InnovaQor	121,950	138,188
Rent and utilities payable to RHI	52,942	-
Rent payable to a subsidiary of RHI	64,569	648,333
Accrued interest on related parties’ notes payable (Note 9)	1,057,358	900,090
Director fees payable	100,000	50,000
Related parties’ payables and accrued expenses	$1,601,593	$1,941,385

In addition to the transactions discussed in Notes 5, 9, 11 and 12, related party activity during the three and nine months ended September 30, 2025 and 2024 was as follows:

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

During the nine months ended September 30, 2024, under the terms of the KR8 Agreement, the Company issued 65,327 shares of its Class A Common Stock to the Licensor valued at $0.4 million and it accrued $2.1 million for the initial license and development fee. During the three and nine months ended September 30, 2024, the Company recorded $250,000 and $750,000, respectively, for maintenance fees and minimum royalties under the KR8 Agreement. As of December 5, 2024, the Company had a total of $3.0 million accrued for the initial license and development fees, minimum royalties, maintenance fees, management fees and reimbursable expenses under the KR8 Agreement.

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

Pursuant to the White Termination Agreement, during the three and nine months ended September 30, 2025, the Company paid $5,308 and $17,279, respectively, for a car lease and it accrued $30,000 and $90,000, respectively, of compensation expense.

Health Information Technology Provided By InnovaQor.

RCHI and SCCH contracted with InnovaQor to provide ongoing information technology-related services totaling approximately $0.1 million and $0.1 million, respectively, during the three months ended September 30, 2025 and 2024, and $0.2 million and $0.2 million, respectively, during the nine months ended September 30, 2025 and 2024, and they owed InnovaQor $0.1 million and $0.1 million as of September 30, 2025 and December 31, 2024, respectively. RHI holds preferred stock in InnovaQor and Mr. Lagan is the controlling shareholder of InnovaQor.

Software Development Agreement with InnovaQor

In July 2025, Myrtle entered into an agreement with InnovaQor to develop a behavioral health patient engagement mobile application with a cost of $0.1 million, which is currently under construction as reflected in Note 7.

Rent and Utilities Owed to RHI and A Subsidiary of RHI Under Facility Leases

As September 30, 2025 and December 31, 2024, SCCH and Myrtle owed $0.1 million and $0.6 million, respectively, to a subsidiary of RHI for rent under facility leases that are more fully discussed in Notes 5 and 11.

During the three and nine months ended September 30, 2025, the Company incurred $52,596 and $0.2 million, respectively, for rent and utilities associated with its corporate offices and it owed RHI $52,942 for these costs at September 30, 2025. The Company shares office facilities with RHI and the rent stems from a lease between RHI and a third party.

Note 11 RIGHT-OF-USE LEASE ASSETS AND LIABILITIES

Lease Agreements Between Myrtle and RHI and SCCH and RHI

Myrtle entered into a lease agreement with a subsidiary of RHI under which Myrtle agreed to lease facilities at BSF’s campus beginning June 14, 2024. The lease is for a term of one year with five annual options to renew for an additional year with an initial monthly base rental amount of $35,000 and annual rent increases equal to the greater of 3% and the consumer price index. As of June 14, 2025, the Company had renewed the lease for an additional year and, accordingly, the monthly base rental amount has been increased to $36,050.

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

Also, included in the table below is a motor vehicle leased by Vector.

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

The following table presents the Company’s lease-related assets and liabilities at September 30, 2025 and December 31, 2024:

	Balance Sheet Classification	September 30, 2025	December 31, 2024

Assets:

Operating leases	Right-of-use lease assets	$3,669,010	$3,982,820

Liabilities:
Current:
Operating leases	Right-of-use lease liabilities	$464,961	$367,474
Noncurrent:
Operating leases	Right-of-use lease liabilities	3,313,296	3,667,553

Total right-of-use lease liabilities		$3,778,257	$4,035,027

Weighted average remaining term of operating leases, including option periods expected to renew		4.67 years	5.50 years

Discount rates		22.0%	22.0%

The following table presents certain information related to lease expense for the right-of-use operating leases for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Right-of-use operating leases amortization(1)	$112,400	$40,882	$322,724	$45,518
Right-of-use operating leases interest expense (2)	$211,020	$112,661	$647,539	$127,859

(1)	Expense is included in selling, general and administrative expenses in the unaudited condensed consolidated statement of operations.
(2)	Expense is included in interest expense in the unaudited condensed consolidated statements of operations.

The following table presents supplemental cash flow information for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
	2025	2024

Operating cash flows for right-of-use operating leases	$713,160	$-

Aggregate future minimum lease payments under right-of-use operating leases are as follows:

Right-of-Use Operating Leases
Twelve months ending:
September 30, 2026	$1,247,893
September 30, 2027	1,285,331
September 30, 2028	1,323,886
September 30, 2029	1,363,605
September 30, 2030	945,003
Thereafter	-
Total	6,165,718

Less interest	(2,387,461)
Present value of minimum lease payments	3,778,257

Less current portion of right-of-use lease liabilities	(464,961)
Right-of-use lease liabilities, net of current portion	$3,313,296

Note 12 STOCKHOLDERS’ EQUITY

Authorized Capital

On September 30, 2025, the Company’s authorized shares of all capital stock, par value $0.0001 per share, of 510,000,000 shares, consisted of (i) 10,000,000 shares of preferred stock and (ii) 500,000,000 shares of Class A Common Stock. On September 10, 2025, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, to increase the authorized shares of Class A Common Stock to 2,500,000,000. Effective October 22, 2025, the Company filed an amendment to its Amended and Restated Certificate of Incorporation to increase the authorized shares of Class A Common Stock to 2,500,000,000. As a result of voting rights in the Series A Preferred Stock, ownership of Series A Preferred Stock by RHI and irrevocable proxies entered into on February 3, 2025 and May 8, 2025, between RHI and holders of the Company’s Series A Preferred Stock, RHI has the ability to increase the number of authorized shares of the Company’s Class A Common Stock in its sole and absolute discretion. Therefore, the Company is confident that, through RHI (Mr. Lagan, is the CEO of both the Company and RHI), it has the ability to ensure that it has and or can obtain sufficient authorized shares of its Class A Common Stock to cover all potentially dilutive common shares outstanding.

Preferred Stock

The Amended and Restated Certificate of Incorporation authorizes the Company to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025, the Company had outstanding shares of preferred stock consisting of 20,095.01 shares of its Series A Preferred Stock, 3,245.0 shares of its Series B Preferred Stock, 303.75 shares of its Series C Cumulative Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”), 4,311.70 shares of its Series D Preferred Stock and 60,000 shares of Series E Cumulative Redeemable Secured Preferred Stock (the “Series E Preferred Stock”), as more fully discussed below. The Company’s outstanding shares of preferred stock do not contain mandatory redemption or other features that would require them to be presented on the balance sheet outside of equity and, therefore, they qualify for equity accounting treatment.

Conversions of Series A Preferred Stock; Deemed Dividend In Connection With Series A Preferred Stock Certificate of Designation Amendment

As of December 31, 2024, the Company had outstanding 22,540 shares of its Series A Preferred Stock. During the nine months ended September 30, 2025, the Company issued 3,400 shares of its Series A Preferred Stock to an investor for gross proceeds of $3.35 million and it incurred issuance costs of $350,000. During the nine months ended September 30, 2025, the Company recorded deemed dividends of $50,000 as a result of the difference between the stated value of the 3,400 shares issued and the gross proceeds received. Also, during the three and nine months ended September 30, 2025, the Company issued 5,000 shares of its Series A Preferred Stock to RHI in connection with the acquisition of RCHI as more fully discussed in Note 5. No shares of the Company’s Series A Preferred Stock were issued in the nine months ended September 30, 2024. During the nine months ended September 30, 2025, the Company issued 73,391,674 shares of its Class A Common Stock to investors upon conversions of 10,844 shares of its Series A Preferred Stock with stated values totaling $10.8 million.

During the three and nine months ended September 30, 2025, the Company recorded $0.1 million and $0.6 million, respectively, of undeclared dividends on its Series A Preferred Stock and the total accumulated undeclared dividends were $0.7 million as of September 30, 2025. The total stated value and accumulated undeclared dividends of the Series A Preferred Stock at September 30, 2025, of $30.1 million, were convertible into approximately 5.1 billion shares of the Company’s Class A Common Stock at an assumed conversion price of $0.004086 per share. In addition, during the three and nine months ended September 30, 2025, the Company recorded a deemed dividend of $12.3 million as a result of an amendment to the floor price of the Series A Preferred Stock from $0.01 per share to $0.0001 per share. The amended terms of the Series A Preferred Stock are more fully discussed in the paragraph below.

Series A Preferred Stock Designation

On October 16, 2024, the Company’s board of directors approved the designation of 35,000 shares of Series A Preferred Stock and, on September 22, 2025, the Company filed an Amended and Restated Certificate of Designation to increase the authorized shares of Series A Preferred Stock from 35,000 shares to 50,000 shares and revised other terms, as reflected below. Each share of Series A Preferred Stock shall have a par value of $0.0001 per share and a stated value equal to $1,000 per share. Terms of the Series A Preferred Stock, as amended, include: (i) dividends at 5% per annum, (ii) voting rights, which include voting as one class with the common stockholders and the holder shall be entitled to cast that number of votes determined by dividing the stated value per share by $0.0001 and (iii) conversion into shares of the Company’s Class A Common Stock at the higher of $0.0001 per share (such dollar amount not adjusted for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions) or 90% of the average VWAP for the five trading days prior to the date of the conversion notice and to allow cash dividends to be paid to holders to the Company’s Series E Preferred Stock, among other terms.

Series B Preferred Stock

On January 22, 2025, the Company issued 3,457.5 shares of its Series B Preferred Stock under the automatic exchange of its Senior PIK Notes, as more fully discussed in Notes 2 and 9. The Company recorded a finder’s fee of $175,000 in connection with the automatic exchange. Finder’s fee agreements are more fully discussed below. During the nine months ended September 30, 2025, four holders of Series B Preferred Stock exchanged at total of 212.5 shares of their Series B Preferred Stock for 318.75 shares of Series C Preferred Stock, as more fully discussed below, leaving a balance of 3,245.0 shares of Series B Preferred Stock outstanding on September 30, 2025. During the three and nine months ended September 30, 2025, the Company recorded $40,563 and $0.1 million, respectively, of undeclared dividends on its Series B Preferred Stock. The total stated value and the accumulated undeclared dividends of the Series B Preferred Stock at September 30, 2025, of $3.4 million, were convertible into approximately 3.4 million shares of the Company’s Class A Common Stock at an assumed conversion price of $0.995 per share.

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

Series C Preferred Stock

During the nine months ended September 30, 2025, the Company issued 135 shares of its Series C Preferred Stock with a stated value of $1.000 per share to three investors for gross proceeds of $112,500, issuances costs of $11,625 and it recorded deemed dividends of $22,500 from the issuances. Per the terms of these issuances and an issuance to an investor of 120 shares of the Company’s Series C Preferred Stock for cash in the fourth quarter of 2024, these investors, who were also holders of Series B Preferred Stock, could exchange their Series B Preferred Stock for shares of Series C Preferred Stock at a premium. The four investors elected to make the exchange. As a result, during the nine months ended September 30, 2025, the Company exchanged 212.5 shares of its Series B Preferred Stock for 318.75 shares of its Series C Preferred Stock. During the nine months ended September 30, 2025, the Company recorded deemed dividends of $106,250 for the issuances, which represented the difference between the $318,750 stated value of the Series C Preferred Stock issued and the $212,500 stated value of the Series B Preferred Stock exchanged. During the nine months ended September 30, 2025, the Company issued 2,535,879 shares of its Class A Common Stock to investors upon conversions of 270 shares of its Series C Preferred Stock with stated values totaling $0.3 million and it issued 67,114 shares of its Class A Common Stock as payment for $6,750 of Series C Preferred Stock Dividends.

During the three and nine months ended September 30, 2025, the Company recorded $3,797 and $6,750, respectively, of undeclared dividends on its Series C Preferred Stock and the total accumulated undeclared dividends were $6,750 as of September 30, 2025. As a result of the anti-dilution provisions of the Series C Preferred Stock, during the three and nine months ended September 30, 2025, the Company recorded additional deemed dividends of $39,381, and the total stated value and the accumulated undeclared dividends of the Series C Preferred Stock at September 30, 2025, of $0.3 million, were convertible into approximately 133.5 million shares of the Company’s Class A Common Stock at an assumed conversion price ranging of $0.002325 per share.

Series C Preferred Stock Designation

On November 27, 2024, the Company authorized up to 5,000 shares of its Series C Preferred Stock. Each share of Series C Preferred Stock shall have a par value of $0.0001 per share and a stated value equal to $1,000 per share. Terms of the Series C Preferred Stock include: (i) dividends at 5% per annum, (ii) voting rights, which include voting as one class with the common stockholders and each share of Series C Preferred Stock shall have one vote, (iii) conversion into shares of the Company’s Class A Common Stock at the higher of $0.597 per share or 90% of the average VWAP for the five trading days prior to the date of the conversion notice, subject to anti-dilution adjustments, and (iv) no conversions prior to the first six months of the original issue date or until a registration statement registering the underlying shares of common stock is declared effective, among other terms.

Series D Preferred Stock

As of December 31, 2024, there were 4,311.70 shares of Series D Preferred Stock outstanding. No shares of Series D Preferred Stock were issued or converted during the nine months ended September 30, 2025 and as noted below, the Series D Preferred Stock do not have dividends. As of September 30, 2025, the total stated value of the Series D Preferred Stock of $4.3 million was convertible into 7.2 million shares of the Company’s Class A Common Stock at an assumed conversion price of $0.597 per share.

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

Series E Preferred Stock

On September 19, 2025, the Company issued 60,000 shares of its Series E Preferred Stock to the Sellers for the acquisition of Vector, which is more fully discussed in Note 5. The total stated value of the 60,000 shares was $1.5 million at September 30, 2025.

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

Class A Common Stock

As of September 30, 2025 and December 31, 2024, there were 108,866,549 and 1,183,942 shares of the Company’s Class A Common Stock issued and outstanding, respectively.

Common Stock Issued to KR8 under KR8 Agreement

During the nine months ended September 30, 2024, the Company issued 65,327 shares of its Class A Common Stock pursuant to the KR8 Agreement, which is more fully discussed in Note 10.

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

No shares of the Company’s Class A Common Stock were issued under the terms of the Strata Purchase Agreement, as amended and restated, during the nine months ended September 30, 2025 and 2024.

Common Stock Issued to MSK Under Shares for Services Agreement

On September 19, 2023, the Company entered into a Shares for Services Agreement with Mitchell Silberberg & Knupp LLP, a service provider (“MSK”). Pursuant to the Shares for Services Agreement, during the nine months ended September 30, 2024, the Company issued MSK 25,680 shares of its Class A Common Stock in full satisfaction of its obligation to MSK under the Shares for Services Agreement.

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

Common Stock Issued/Issuable in Connection with Notes Payable

During the nine months ended September 30, 2025, the Company issued 29,162,483 shares of its Class A Common Stock for conversions and exchanges of $2.9 million of promissory notes payable and related accrued interest. In addition, during the nine months ended September 30, 2025, the Company issued 34,350 shares of its Class A Common Stock as inducements and commitment shares under the terms of various promissory notes and as of September 30, 2025, it has agreed to issue an additional 21,985 shares of its common stock as inducements and commitment shares under the terms of promissory notes. The value of the shares issued and issuable under the terms of and conversions and exchanges of promissory notes are more fully discussed in Note 9.

Common Stock Issued to Smithline

During the nine months ended September 30, 2025 and 2024, the Company issued 2,426,031 shares and 67,400 shares of its Class A Common Stock, respectively, in connection with a legal settlement, which is more fully discussed in Note 14 under the heading, “Smithline Family Trust II vs. FOXO Technologies Inc. and Jon Sabes.”

Common Stock Issued to J.H. Darbie & Co., Inc.

During the nine months ended September 30, 2025, the Company issued 38,389 shares of its Class A Common Stock to J.H. Darbie & Co., Inc. (“J.H. Darbie”) for advisory services and private placement engagement as follows:

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

On November 7, 2024, FOXO and J.H. Darbie entered into an amendment to the Engagement pursuant to which the compensation for the services to be rendered by J.H. Darbie was revised to a cash fee equal to $175,000 for advising, 10% of gross proceeds raised from the sale of the securities to customers of J.H. Darbie, and common stock equal to 5% of the cash fee. The common stock issued will have piggyback rights and be priced at the closing price the date the offering closes. Again, on November 22, 2024, FOXO and J.H. Darbie entered into an amendment to the Engagement pursuant to which the scope of the engagement was revised to an exchange of debt from existing lenders of FOXO to equity. Therefore, during the nine months ended September 30, 2025, the Company accrued a cash fee of $175,000 in connection with the issuance of its Series B Preferred Stock in exchange for the Senior PIK Notes as more fully discussed above and in Notes 2 and 9. During the nine months ended September 30, 2025, 798 shares were issued to J.H Darbie under this Engagement.

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

On August 22, 2024, the Company entered into an amendment to the Finder Agreement (the “Amended Finder’s Agreement”) in which the Company agreed to issue to the Finder 22,448 shares of its Class A Common Stock for the termination of all the Finder’s common stock warrants and outstanding cash fees owed as of that date. Also, pursuant to the Amended Finder’s Agreement, the Finder will no longer receive a cash fee for any equity/convertible debt financing except for an equity line of credit in which case the cash fee will be 4%. Compensation for an equity/convertible debt financing will be made in the form of common stock equal to 14% of the gross proceeds of an equity/convertible debt financing and 10% of a non-dilutive debt financing. In addition to the 22,448 shares of the Company’s Class A Common Stock noted above, the Company owed the finder 14,897 shares of its Class A Common Stock as finder’s fee in connection with certain notes payable entered into subsequent to August 22, 2024, or a total of 37,345 shares of its Class A Common Stock as of December 31, 2024. As a result of the notes payable entered into during the nine months ended September 30, 2025, the Company became obligated to issue an additional 207,094 shares of its Class A Common Stock to the finder. During the nine months ended September 30, 2025, the Company issued 10,696 shares of its Class A Common Stock to the finder for finder’s fees in connection with notes payable leaving a balance of 233,743 finder’s fee shares owed and issuable to the finder as of September 30, 2025. The finder’s fees owed in connection with notes payable are more fully discussed in Note 9.

Warrants

Public Warrants and Private Placement Warrants

As of September 30, 2025 and December 31, 2024, the Company had outstanding 50,566 Public Warrants and 1,589 Private Placement Warrants each with an exercise price of $2,289 per share and each expiring on September 15, 2027 or earlier upon redemption or liquidation. The Public Warrants and Private Placement Warrants are more fully described in Note 13 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024. At September 30, 2025 and December 31, 2024, the fair values of the Public Warrants and Private Placement warrants were $495 and $41,246, respectively.

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

During February 2025, three additional triggers of the down round provisions of the Assumed Warrants occurred as a result of two conversions of Series A Preferred Stock into the Company’s Class A Common Stock and the conversion prices of the Company’s preferred stock on February 23, 2025. The incremental value of the modifications to the Assumed Warrants as a result of the triggers of the down round provisions during February 2025 resulted in deemed dividends of $0.1 million in the nine months ended September 30, 2025 and an increase in the number of Assumed Warrants outstanding. The incremental values were measured using the Black Scholes valuation model with the following assumptions: risk free rates ranging from 4.24% to 4.25%, volatility ranging from 3.47% to 67.32%, terms of 1 to 18 days and expected dividend yield of $0. On February 23, 2025, the remaining 264,898 Assumed Warrants with an exercise price of $3.855 per share expired per their terms.

Vector Warrants

In connection with the Vector Acquisition, which is more fully discussed in Note 5, on September 19, 2025, the Company issued 386,847,195 Vector Warrants exercisable into shares of the Company’s Class A Common Stock at an exercise price of $0.00517 per share (subject to adjustment) valued at $769,826. The Vector Warrants are immediately exercisable, subject to a beneficial ownership limitation of 9.99%, and expire on September 19, 2028. The value of the Vector Warrants of $0.8 million was determined using the Black Scholes valuation model with the following assumptions: risk free rate of 3.56%, volatility of 56.48%, term of 3 years and expected dividend yield of $0.

Note 13 BUSINESS SEGMENTS

The Company manages and classifies its business into three reportable business segments: (i) Healthcare, (ii) Life Science Services and (iii) Labs.

●	Healthcare - The Company’s healthcare segment began with the acquisition of Myrtle on June 14, 2024 and includes RCHI, which was acquired on September 10, 2024. Each of these acquisitions is more fully discussed in Note 5. Myrtle offers behavioral health services, primarily substance use disorder treatments and services that are provided on either an inpatient, residential basis or an outpatient basis. RCHI’s hospital, BSF, has 25 inpatient beds, and a 24/7 emergency department and provides ancillary services, including laboratory, radiology, respiratory and pharmacy services. BSF is designated as a Critical Access Hospital (rural) hospital.

●	Life Science Services – The Company’s Life Science Services segment began with the acquisition of Vector on September 19, 2025, as more fully discussed in Note 5. Vector is an information, data and biospecimen sourcing provider serving the biotechnology, clinical research and pharmaceutical research industries.

●	Labs - The Company’s Labs segment is commercializing proprietary epigenetic biomarker technology. The Company’s innovative biomarker technology enables the adoption of new saliva-based health and wellness biomarker solutions. The Company’s research demonstrates that epigenetic biomarkers, collected from saliva, provide measures of individual health and wellness for the factors used in life insurance underwriting traditionally obtained through blood and urine specimens.

The primary income measure used for assessing segment performance and making operating decisions is income (losses) before interest, income taxes, and depreciation and amortization associated with a specific segment. The segment measure of profitability also excludes corporate and other costs, including management, IT, overhead costs and certain other non-cash charges or benefits, such as impairment and any non-cash changes in fair value of intangible assets.

With the acquisition of Myrtle on June 14, 2024, our Chief Operating Decision Maker (“CODM”) begun to consider segment assets when making decisions and allocating resources. Assets by segment as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024

Healthcare	$48,470,563	$41,399,346
Life Science Services	2,969,593	-
Labs	15,865	26,646
Corporate and other	637,755	282,079
Total assets	$52,093,776	$41,708,071

Summarized below is information about the Company’s operations for the three months ended September 30, 2025 and 2024 by business segment:

	Revenues		Earnings/(Losses)
	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Healthcare	$3,508,480	$1,187,805	$(764,725)	$(47,698)
Life Science Services	31,630	-	(3,504)	-
Labs	8,242	8,752	(70,027)	(381,405)
	3,548,352	1,196,557	(838,256)	(429,103)
Corporate and other (a)	-	-	(103,587)	(560,560)
Interest expense	-	-	(934,223)	(956,661)
Total	$3,548,352	$1,196,557	$(1,876,066)	$(1,946,324)

(a)	For the three months ended September 30, 2025, Corporate and other includes consulting fees paid in stock of $17,227 and reduction of compensation expense under the Management Contingent Share Plan, net of $0.2 million. For the three months ended September 30, 2024, Corporate and other includes stock-based compensation, including amortization of consulting fees paid in stock of $0.3 million.

Summarized below is information about the Company’s operations for the nine months ended September 30, 2025 and 2024 by business segment:

	Revenues		Earnings/(Losses)
	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Healthcare	$11,880,468	$1,207,992	$(321,872)	$(114,421)
Life Science Services	31,630	-	(3,504)	-
Labs	24,547	23,219	(126,475)	(1,251,646)
	11,936,645	1,231,211	(451,851)	(1,366,067)
Corporate and other (a)	-	-	270,072	(2,447,408)
Interest expense	-	-	(2,832,766)	(1,799,790)
Total	$11,936,645	$1,231,211	$(3,014,545)	$(5,613,265)

(a)	For the nine months ended September 30, 2025, Corporate and other includes a $1.9 million gain from extinguishment of Senior PIK Notes, amortization of consulting fees paid in stock of $0.2 million, and a reduction of compensation expense under the Management Contingent Share Plan, net of $0.2 million For the nine months ended September 30, 2024, Corporate and other includes stock-based compensation, including amortization of consulting fees paid in stock of $0.6 million.

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

On May 28, 2024, the Company entered into an Exchange Agreement, as amended, with Smithline, terminating on February 23, 2025. On June 10, 2025, the Exchange Agreement, as amended, was amended for a second time to increase the number of shares of the Company’s Class A Common Stock issuable to Smithline under the agreement. Pursuant to the amended Exchange Agreement, Smithline exchanged Assumed Warrants to purchase up to 15,704 shares, as adjusted, of the Company’s Common Stock, for the right to receive up to 2,588,805 shares of the Company’s Class A Common Stock (the “Rights Shares”), subject to a 4.99% beneficial ownership limitation and issued without any restrictive legends. The Assumed Warrants, which are more fully discussed in Note 12, expired on February 23, 2025. As of August 26, 2025, the Company issued a total of 2,588,793 Rights Shares to Smithline, including 2,426,031 shares that were issued during the period from January 1, 2025 to August 26, 2025. On August 27, 2025, the Exchange Agreement was again amended to provide that the balance owed to Smithline on that date of $97,937 be paid in cash over a period of four months ending on November 27, 2025. To date, the Company has made all payments under the amendment. Under the Exchange Agreement, as amended, the liability owed to Smithline has been reduced from $2.3 million on May 28, 2024 to $47,836 on September 30, 2025.

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

On November 20, 2024, the Company received a letter from counsel for Mr. Jon Sabes, the former Chief Executive Officer and director, demanding payment of certain compensation and benefits. Regardless that the Company has now determined that termination of Mr. Sabes employment on November 14, 2022 was for cause and that no obligation to Mr. Sabes remains, the Company has, because of this demand, continued to accrue certain liabilities of severance pay and stock-based compensation in its financial records until the matter has been resolved in full. The Company does not believe the demand received on November 20, 2024 has any merit and will vigorously dispute any claim for payment.

Illumina Judgment

On June 21, 2024, Hennepin County District Court granted Illumina, Inc.’s Motion for Summary Judgment in the amount of $0.8 million against the Company. The Company has entered into a settlement agreement with Illumina on July 23, 2025 to settle this judgment over time. $100,000 was paid at the time of settlement and $723,065 is payable in five additional quarterly payments of $144,613 per payment.

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

In June 2025, func.media inc. filed a legal action in Minnesota seeking a total sum of $123,250. This amount is included as a liability in the Company’s financial statements. On October 16, 2025 the Company entered into a settlement agreement to pay $90,000 on an agreed payment schedule of $15,000 each month for six months as full resolution of this matter. If all payments are made when due all remaining amounts over $90,000 will be waived.

The Company is also party to various other legal proceedings for liabilities, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business, and the Company may in the future be subject to additional legal proceedings and disputes.

Note 15 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The supplemental cash flow information for the nine months ended September 30, 2025 and 2024 is as follows:

	Nine Months Ended September 30,
	2025	2024
Non-cash investing and financing activities:
Related party payable for purchase of intangible asset	$-	$2,121,960
Class A Common Stock issued to KR8 for purchase of intangible asset under KR8 Agreement	$-	$378,040
Common stock issued for purchase of Myrtle	$-	$235,435
Note payable for the purchase of Myrtle	$-	$264,565
Note payable for the purchase of RCHI	$-	$22,000,000
Series B Preferred Stock issued in exchange for note payable, net of finder’s fees	$3,282,500	$-
Deemed dividends from preferred stock, including anti-dilution provisions and triggers of down round provisions and extension of Assumed Warrants	$12,704,011	$1,053,993
Additional RCHI Note for purchase of RCHI	$133,209	$-
Series E Preferred Stock issued for purchase of Vector	$1,500,000	$-
Issuance of Vector Warrants for purchase of Vector	$769,826	$-
Preferred stock dividends – undeclared	$631,259	$-
Warrants issuable for finder’s fees in connection with promissory notes	$-	$61,781
Common stock issued and issuable for finder’s warrants and cash fees	$-	$46,591
Class A Common Stock issued for legal settlement	$1,253,446	$314,606
Class A Common Stock issued for conversions and exchanges of notes payable	$2,854,008	$-
Class A Common Stock issued/issuable under the terms of notes payable	$106,475	$363,964
Common stock issuable to finder for finder’s fees	$348,454	$-

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

Conversions of Series A Preferred Stock

From October 1, 2025 to November 7, 2025, the Company issued 332,632,957 shares of its Class A Common Stock upon conversions of 362.941 shares of its Series A Preferred Stock with at total stated value of $362,941.

Amendments to Series D and E Preferred Designations

On October 29, 2025, the Company filed amendments to the Company’s Certificate of Incorporation in the form of Amended and Restated Certificates of Designation (the “Amended Designations”) of the Company’s previously designated Series D Preferred Stock and the Company’s previously designated Series E Preferred Stock. The Amended Designation for the Series D Preferred Stock: revises the conversion price to equal the higher of $0.0001 (such dollar amount not being subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Class A Common Stock) or 90% of the average VWAP of the five trading days immediately prior to the date the Conversion Notice is tendered by the holder. The Amended Designation for the Series E Preferred Stock clarified that dividends are paid semi-annually, not quarterly.

Settlements of Third Party Notes Payable Subsequent to September 30, 2025

During the period October 1, 2025 to November 7, 2025, the Company settled $0.1 million of principal and interest of the third party notes payable outstanding at September 30, 2025. Third party notes payable are presented in Note 9.

Increase in Authorized Shares of Class A Common Stock

Pursuant to the authorization and approval previously provided by the stockholders of the Company, the Company filed a Certificate of Amendment to its Certificate of Incorporation, as amended, with the Secretary of State of Delaware to increase its authorized shares of Class A Common Stock from 500,000,000 shares to 2,500,000,000 shares, which filing became effective on October 22, 2025.

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

Overview

We are a healthcare services and technology company operating in three reportable business segments: (i) Healthcare, (ii) Life Science Services and (iii) Labs, formerly referred to as Labs and Life. These segments further operate in four synergistic divisions, a rural hospital division and a mental and behavioral health division, which make up our Healthcare segment, a biospecimens division, which makes up our Life Science Services segment and an epigenetics diagnostics and interpretation division, which makes up our Labs segment. Our rural hospital division, biospecimens division and epigenetics diagnostics and interpretation division operate through wholly owned subsidiaries, and our behavioral health division operates through a majority-owned subsidiary.

Our Healthcare segment includes Myrtle, which was acquired on June 14, 2024 and RCHI, and its wholly-owned subsidiary, SCCH which were acquired on September 10, 2024. Our Life Science Services segment consists of Vector, which was acquired on September 19, 2025. These acquisitions are more fully discussed below.

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

Life Science Services Segment

Through Vector, we are an information, data and biospecimen sourcing provider serving the biotechnology, clinical research and pharmaceutical research industries.

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

The RCHI Note was guaranteed by the Company and SCCH, pursuant to the terms of a Guaranty Agreement (the “Guaranty”). The RCHI Note was also secured by the assets of RCHI and Scott County pursuant to a Security and Pledge Agreement (the “RCHI Pledge Agreement”) and by the “Collateral” owned by the Company as provided in the Security and Pledge Agreement with FOXO (the “FOXO Pledge Agreement”). The Amendment also provided that RHI may at any time request that the Company seek approval of its shareholders of the issuance of its Class A Common Stock upon conversion in full of the shares of the Company’s Series A Preferred Stock issuable upon exchange of the RCHI Note. At any time after receipt of such approval, RHI had the option to exchange, in whole or in part, the RCHI Note for shares of the Company’s Series A Preferred Stock. Upon any such exchange, RHI would receive the equivalent of $1.00 stated value of the Company’s Series A Preferred Stock for each $1.00 of the aggregate of principal and accrued and unpaid interest, liquidated damages and/or redemption proceeds (or any other amounts owing under the RCHI Note) being exchanged. On December 5, 2024, the Company and RCHI entered into an Exchange Agreement (the “Exchange Agreement”) with RHI. Pursuant to the Exchange Agreement, $21.0 million of the principal balance of the RCHI Note was exchanged for 21,000 shares of the Company’s Series A Preferred Stock with a stated value of $21.0 million. Upon the closing of the Exchange Agreement, RCHI executed a senior secured promissory note payable to RHI (the “New RCHI Note”) in the principal amount of $1.0 million, with similar terms to the RCHI Note. At September 30, 2025, the New RCHI Note is in default and the Company is in discussions with RHI about extending the maturity date of the note.

Pursuant to the RCHI SEA, in the event that the Company, at any time after June 10, 2024, the date specified in the RCHI SEA, and during the twelve months thereafter, entered into any agreement or settlement agreement with any pre-existing holder of debt or other liability owed by the Company above $5.0 million (cumulative) then the consideration payable shall increase on a dollar for dollar basis for the aggregate settlement amount above $5.0 million. As of the September 10, 2024 acquisition date, the full scope of the Company’s obligations to pre-existing debt holders or other creditors was not determinable, as negotiations with creditors and debt holders remained open and unresolved. As of September 30, 2025, the Company had fully settled $6.0 million of cumulative debts and liabilities above $5.0 million. To satisfy the additional purchase price obligation, on the September 30, 2025 unaudited condensed consolidated balance sheet, related parties’ note payable includes a $1.0 million note payable to RHI (the “Additional RCHI Note”) and on August 18, 2025, the Company issued to RHI 5,000 shares of its Series A Preferred Stock with a stated value of $5.0 million.

In addition, the Company has agreed to extend the period for settlement of qualifying debt and liabilities that are not yet settled or quantified through June 30, 2026. Any additional purchase price consideration that may occur as a result of settling additional qualifying debt and liabilities will be recorded as an additional liability to RHI. As of September 30, 2025, the Company cannot estimate the additional settlement amount of additional liabilities that existed at June 10, 2024 and that may be settled because of ongoing negotiations that remain unresolved.

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

Acquisition of Vector Under Stock Purchase Agreement

On September 9, 2025, the Company entered into the Stock Purchase Agreement with Vector, (the “Vector SPA”), between the stockholders (each, a “Seller,” or, together, the “Sellers”) owning all of the issued and outstanding equity securities of Vector (the “Purchased Shares”) and FOXO Acquisition Corporation, a Florida corporation and wholly-owned subsidiary of the Company (“FAC”), (the “Vector Acquisition”). Pursuant to the SPA, upon closing on September 19, 2025, the Sellers exchanged the Purchased Shares for (i) $500,000 in cash, (ii) 60,000 shares of the Company’s Series E Cumulative Redeemable Secured Preferred Stock (the “Series E Preferred Stock”) with a stated value of $25.00 per share, or a total stated value of $1,500,000, (iii) 386,847,195 three year warrants to purchase shares of the Company’s Class A Common Stock with an exercise price of $0.00517 per share (the “Vector Warrants”), which was equal to the closing price of the Company’s Class A Common Stock on the trading day immediately prior to closing, plus 10%, (subject to adjustment) valued at $769,826 and (iv) 80,000 shares of Series E Preferred Stock to be issued to the Sellers on or before 120 days after the two-year anniversary of the closing; provided that, such shares will only be issued in the event that the Qualifying Revenue (as defined in the Vector SPA) of the Business (as defined in the Vector SPA) during the 12-month period between the first and second anniversary of the closing are at least $4,000,000; provided, further, that in the event that less than $4,000,000 of Qualifying Revenues are actually collected by Vector on or before 90 days after the second anniversary of the closing, the number of shares of Series E Preferred Stock to be issued to the Sellers will be reduced by an amount equal to one share for each $25.00 of Qualifying Revenues less than $4,000,000 collected by such date; and, provided, further, if a Change of Control (as defined in the Vector SPA) of the Company occurs prior to the two-year anniversary of the closing, all of the 80,000 shares of Series E Preferred Stock will be issued to the Sellers as of the date of such Change of Control. Pursuant to the Vector SPA, the Sellers have the right, but not obligation, to repurchase the Purchased Shares under certain limited circumstances at fair market value as determined by a third party and subject to a floor.

Vector is an information, data and biospecimen sourcing provider serving the biotechnology, clinical research and pharmaceutical research industries.

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

Vector BioSource Inc.

Vector is an information, data and biospecimen sourcing provider serving the biotechnology, clinical research and pharmaceuticals research industries. Vector plans to transform the biospecimen sourcing landscape with an innovative AI-driven platform that it believes will provide researchers’ immediate access to bio-samples, including, whole blood samples, bulk serum collections and toxicology urine specimens. The Company is actively pursuing an acquisition in the sector that, if successful, will deliver an FDA-approved collection and processing capability in the US from which Vector can aggressively grow its business. Vector is also actively seeking international sourcing partners that can provide certain (rare) disease state samples for the research and development sector only. Vector has initiated its first agreement with a partner in India and has been successful in sourcing samples from there as well as from Latin America to satisfy certain orders received.

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

In July 2025 the Board of Directors has approved pursuing the spin-off of its FOXO Labs, Inc. subsidiary that is focused on the development of its epigenetics business. The Company continues to pursue options for this subsidiary but has not yet confirmed plans that would lead to a separation of this subsidiary.

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

Delisting Proceedings by NYSE American and Commencement of Trading on the OTC Market

On August 12, 2025, the Company received a letter from NYSE confirming that NYSE Regulation has determined to commence proceedings to delist the Class A Common Stock of the Company from NYSE American, pursuant to Section 1003(f)(v) of the NYSE American Company Guide due to the low selling price of the Class A Common Stock. The share price went below the NYSE minimum price of $0.10 on August 12, 2025 and was immediately suspended from trading by NYSE. On August 22, 2025, a Form 25 was filed and, 10 days later the delisting was effective.

The Company submitted an application to have its common stock traded on the OTC and has on August 12, 2025 received confirmation from FINRA’s Department of Market Operations that the trading symbol, “FOXO” has been assigned by them to the Common Stock of FOXO Technologies, Inc., and that the Company’s Class A Common Stock commenced trading on the OTC market as of August 13, 2025.

Net Revenues

Healthcare generates revenues from hospital inpatient, outpatient and ancillary services as well as substance use disorder treatments, including inpatient and outpatient services. Our Life Science Services segment generates revenue from sales of biospecimens. Labs currently recognizes revenue from residual life insurance commissions and collecting a royalty from Illumina, Inc. related to the sales of the Infinium Mouse Methylation Array.

Research and Development

Labs is currently inactive. Historically Labs conducted research and development, and such costs are recorded within research and development expenses on the consolidated statements of operations. Labs had operated its Bioinformatics Services as an ancillary offering, with revenue recognized as epigenetic biomarker services in our historical financial statements. Bioinformatics Services provided data processing, quality checking, and data analysis services using FOXO’s cloud-based bioinformatics pipeline, referred to as our epigenetics, longevity, or methylation pipeline in our historical financial statements. Labs accepted raw data from third party labs and converted that data into usable values for customers. The Company continues to assess and consider options for this business.

Results of Operations

Three Months Ended September 30, 2025 and 2024

	September 30,		Change in	Change in
	2025	2024	$	%
Net revenues	$3,548,352	$1,196,557	$2,351,795	196.55%
Operating expenses:
Direct costs of revenues	2,067,389	540,863	1,526,526	282.24%
Research and development	77,096	43,806	33,290	75.99%
Management contingent share plan expense (forfeitures), net	(210,804)	(116,131)	(94,673)	81.52%
Selling, general and administrative expenses	2,474,492	1,733,309	741,183	42.76%
Total operating expenses	4,408,173	2,201,847	2,206,326	100.20%
Loss from operations	(859,821)	(1,005,290)	145,469	-14.47%
Change in fair value of warrant liabilities	1,580	(6,548)	8,128	-124.13%
Interest expense	(934,223)	(956,661)	22,438	-2.35%
Other non-operating (expenses) income, net	(87,026)	15,045	(102,071)	-678.44%
Provision for income taxes	-	-	-	0.00%
Net loss, including noncontrolling interest	(1,879,490)	(1,953,454)	73,964	-3.79%
Noncontrolling interest	3,424	7,130	(3,706)	-51.98%
Net loss attributable to FOXO	(1,876,066)	(1,946,324)	70,258	-3.61%
Deemed dividends	(12,266,816)	(87,891)	(12,178,925)	NM
Net loss to common stockholders	$(14,142,882)	$(2,034,215)	$(12,108,667)	595.25%

NM = Not Meaningful

Net Revenues. Net revenues were $3.5 million for the three months ended September 30, 2025, compared to $1.2 million for the three months ended September 30, 2024, an increase of $2.3 million. Myrtle, acquired on June 14, 2024, contributed $0.4 million of the increase, RCHI, acquired on September 10, 2024, contributed $1.9 million of the increase and Vector, acquired on September 19, 2025, contributed $31,630 of the increase. Labs net revenues were $8,242 and $8,752 for the three months ended September 30, 2025 and 2024, respectively. Included in RCHI net revenues for the three months ended September 30, 2025, were net revenues of $0.5 million from the State of Tennessee’s Hospital Improvement Plan (the “THIP”). The THIP is designed to increase revenues for hospitals serving TennCare patients.

Direct Costs of Revenues. Direct costs of revenues were $2.1 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively. Myrtle’s direct costs of revenue were $0.3 million, RCHI’s were $1.8 million and Vector’s were $5,338 for the three months ended September 30, 2025. Myrtle was acquired on June 14, 2024, RCHI was acquired on September 10, 2024 and Vector was acquired on September 19, 2025. Myrtle’s and RCHI’s direct costs for the three months ended September 30,sof 2024 were $0.1 million and $0.4 million respectively.

Research and Development. Research and development expenses were $77,096 for the three months September 30, 2025, compared to $43,806 for the three months ended September 30, 2024. The increase was due to research and development projects related to our epigenetic biomarker technology.

Management Contingent Share Plan. Management Contingent Share Plan, net was a reduction of expense of $0.2 million for the three months ended September 30, 2025 compared to a net reduction of expense of $0.1 million for the three months ended September 30, 2024. The net reduction of expense for the three months ended September 30, 2025 resulted from the forfeiture of 168 shares under the plan during the period. During the three months ended September 30, 2024, 168 shares partially vested, offset by 502 shares that were forfeited under the plan.

Selling, General and Administrative. Selling, general and administrative expenses were $2.5 million for the three months ended September 30, 2025, compared to $1.7 million for the three months ended September 30, 2024. The increase of $741,183, or 42.76%, was due to an increase of $1.2 million of selling general and administrative expenses of Myrtle, acquired on June 14, 2024 and RCHI, acquired on September 10, 2024. In addition, Vector, acquired on September 19, 2025, contributed $27,537 of the increase, partially offset by a reduction in Labs and Corporate selling, general and administrative expenses of $0.5 million.

Change in Fair Value of Warrant Liabilities. The fair value of the warrant liabilities decreased by $1,580 for the three months ended September 30, 2025, compared to decreases in fair value of $6,548 for the three months ended September 30, 2024. The changes were attributable to fluctuations in the quoted price of the Public Warrants. The warrants are quoted on the OTC Markets.

Interest Expense. Interest expense was relatively constant at $0.9 million for the three months ended September 30, 2025 compared to $1.0 million for the three months ended September 30, 2024.

Other Non-Operating (Expenses) Income, Net. Other non-operating expenses, net were $0.1 million for the three months ended September 30, 2025, compared to other non-operating income, net of $15,045 for the three months ended September 30, 2024. The other non-operating expenses, net in the three months ended September 30, 2025 resulted primarily from $0.2 million of penalties and interest for nonpayment of payroll taxes, partially offset by hospital cafeteria income. The other non-operating income, net of $15,045 in the three months ended September 30, 2024 resulted primarily from other taxes.

Net Loss Attributable to FOXO. Net loss attributable to FOXO was $1.9 million and $1.9 million for the three months ended September 30, 2025 and 2024, respectively. While net revenues increased primarily as a result of the acquisition of RCHI on September 10, 2024, direct cost of revenues and selling, general and administrative costs associated with RCHI also increased resulting in the loss from operations remaining relatively constant at $0.9 million and $1.0 million for the three months ended September 30, 2025 and 2024, respectively. Interest expense also remained relatively constant at $0.9 million and $1.0 million for the three months ended September 30, 2025 and 2024, respectively. We incurred deemed dividends of $12.3 million and $0.1 million in the three months ended September 30, 2025 and 2024, respectively. We recorded deemed dividends in the three months ended September 30, 2025 resulting primarily from the decrease in the floor conversion price of the Series A Preferred Stock from $0.01 per share to $0.0001 per share. Deemed dividends in three months ended September 30, 2025 also resulted from the conversion of and anti-dilution provisions of the Series C Preferred Stock. Deemed dividends for the three months ended September 30, 2024 of $0.1 million resulted from the triggers of the down round provisions of the Assumed Warrants. The deemed dividends resulted in a net loss to common stockholders of $14.1 million and $2.0 million for the three months ended September 30, 2025 and 2024, respectively.

Nine Months Ended September 30, 2025 and 2024

	September 30,		Change in	Change in
	2025	2024	$	%
Net revenues	$11,936,645	$1,231,211	$10,705,434	869.50%
Operating expenses:
Direct costs of revenues	5,946,650	572,066	5,374,584	939.50%
Research and development	147,279	312,267	(164,988)	-52.84%
Management contingent share plan
expense (forfeitures), net	(173,048)	(75,071)	(97,977)	130.51%
Selling, general and administrative expenses	7,855,444	4,195,476	3,659,968	87.24%
Total operating expenses	13,776,325	5,004,738	8,771,587	175.27%
Loss from operations	(1,839,680)	(3,773,527)	1,933,847	-51.25%
Change in fair value of warrant liabilities	40,750	1,543	39,207	NM
Interest expense	(2,832,766)	(1,799,790)	(1,032,976)	57.39%
Gain from extinguishment of Senior PIK Notes	1,863,834	-	1,863,834	0.00%
Loss from legal settlement	(1,395)	-	(1,395)	0.00%
Other non-operating expenses, net	(257,347)	(49,955)	(207,392)	415.16%
Provision for income taxes	-	-	-	0.00%
Net loss, including noncontrolling interest	(3,026,604)	(5,621,729)	2,595,125	-46.16%
Noncontrolling interest	12,059	8,464	3,595	42.47%
Net loss attributable to FOXO	(3,014,545)	(5,613,265)	2,598,720	-46.30%
Deemed dividends	(12,704,011)	(1,053,993)	(11,650,018)	NM
Net loss to common stockholders	$(15,718,556)	$(6,667,258)	$(9,051,298)	135.76%

NM = Not Meaningful

Net Revenues. Net revenues were $11.9 million for the nine months ended September 30, 2025, compared to $1.2 million for the nine months ended September 30, 2024. Myrtle, acquired on June 14, 2024 contributed $1.4 million of the net revenues, RCHI, acquired on September 10, 2024, contributed $9.3 million of the net revenues and Vector, acquired on September 19, 2025, contributed $31,630 of net revenues in the nine months ended September 30, 2025 compared to $0.3 million and $0.9 million of the net revenues from Myrtle and RCHI, respectively, for the nine months ended September 30, 2024. Labs net revenues were $24,547 and $23,291 for the nine months ended September 30, 2025 and 2024, respectively. Included in RCHI net revenues for the nine months ended September 30, 2025, were net revenues of $3.0 million from the THIP, which is designed to increase revenues for hospitals serving TennCare patients.

Direct Costs of Revenues. Direct costs of revenues were $5.9 million and $0.6 million for nine months ended September 30, 2025 and 2024, respectively. Myrtle’s direct costs of revenue were $0.9 million, RCHI’s were $5.0 million and Vector’s were $5,338 for the nine months ended September 30, 2025. Myrtle was acquired on June 14, 2024, RCHI was acquired on September 10, 2024 and Vector was acquired on September 19, 2025. Myrtle’s and RCHI’s direct costs for the nine months ended September 30, 2024 were $0.2 million and $0.4 million respectively.

Research and Development. Research and development expenses were $0.1 million for the nine months September 30, 2025, compared to $0.3 million for the nine months ended September 30, 2024. The decrease was due to research and development projects that were paused or that are no longer ongoing.

Management Contingent Share Plan. Management Contingent Share Plan, net was a reduction of expense of $0.2 million for the nine months ended September 30, 2025 compared to a net reduction of expense of $0.1 million for the nine months ended September 30, 2024. The net reduction of expense for the nine months ended September 30, 2025 resulted from the forfeiture of 168 plan shares during the period. During the nine months ended September 30, 2024, 168 shares partially vested, offset by 620 shares that were forfeited under the plan.

Selling, General and Administrative. Selling, general and administrative expenses were $7.9 million for the nine months ended September 30, 2025, compared to $4.2 million for the nine months ended September 30, 2024. The increase of $3.7 million, or 87.24%, was due to $4.4 million of selling general and administrative expenses of Myrtle, acquired on June 14, 2024 and RCHI, acquired on September 10, 2024. In addition, Vector acquired on September 19, 2025, contributed $27,537 of the increase, partially offset by a decrease in Labs and Corporate selling, general and administrative expenses of $0.7 million.

Change in Fair Value of Warrant Liabilities. The fair value of the warrant liabilities decreased by $40,750 for the nine months ended September 30, 2025, compared to an increase in the fair value of $1,543 for the nine months ended September 30, 2024. The changes were attributable to fluctuations in the quoted price of the Public Warrants. The warrants are quoted on the OTC Markets.

Gain from Extinguishment of Senior PIK Notes. During the nine months ended September 30, 2025, we exchanged $5.4 million of Senior PIK Notes, which included $1.9 million of accrued interest, for $3.5 million of stated value of our Series B Preferred Stock resulting in a gain of $1.9 million.

Interest Expense. Interest expense was $2.8 million for the nine months ended September 30, 2025 compared to $1.8 million for the nine months ended September 30, 2024. The increase was attributable to the increase in notes payable during the nine months ended September 30, 2025 compared to the 2024 period and includes default penalties and interest on several promissory notes during the nine months ended September 30, 2025, partially offset by a reduction of interest expense on the PIK Notes that were exchanged into the Company’s Series B Preferred Stock in January 2025.

Other Non-Operating Expenses, Net. Other non-operating expenses, net were $0.3 million for the nine months ended September 30, 2025, compared to other non-operating expenses, net of $49,955 for the nine months ended September 30, 2024. The other non-operating expenses, net in the nine months ended September 30, 2025 resulted primarily from $0.5 million of penalties and interest for nonpayment of payroll taxes, partially offset by hospital cafeteria income of $0.2 million. The other non-operating expenses, net in the nine months ended September 30, 2024 were primarily from other taxes.

Net Loss Attributable to FOXO. Net loss attributable to FOXO was $3.0 million for the nine months ended September 30, 2025 compared to a loss of $5.6 million for the nine months ended September 30, 2024. The $2.6 million improvement in the nine months ended September 30, 2025 was primarily due to the $1.9 million improvement in the loss from operations, which we attribute to the $3.0 million of THIP net revenues recorded in the nine months ended September 30, 2025, and the $1.9 million gain from extinguishment of Senior PIK Notes in the 2025 period, partially offset by an increase in interest expense of $1.0 million and of other non-operating expenses, net of $0.2 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. We recorded deemed dividends in the nine months ended September 30, 2025 of $12.7 million resulting primarily from the decrease in the floor conversion price of the Series A Preferred Stock from $0.01 per share to $0.0001 per share. Deemed dividends in the nine months ended September 30, 2025 also resulted from the issuances of preferred stock, the conversion of and anti-dilution provisions of the Series C Preferred Stock and the triggers of the down round provisions of the Assumed Warrants compared to deemed dividends of $1.1 million related to the triggers of the down round provisions and extension of the Assumed Warrants during the nine months ended September 30, 2024. The deemed dividends resulted in a net loss to common stockholders of $15.7 million and $6.7 million for the nine months ended September 30, 2025 and 2024, respectively.

Analysis of Segment Results:

The following is an analysis of our results by reportable segment for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024. The primary earnings/loss measure used for assessing reportable segment performance is segment income/loss defined as earnings/loss before interest, income taxes, and depreciation and amortization associated with a specific segment. Segment income/loss by reportable segment also excludes corporate and other costs, including management, IT, and overhead costs. For further information regarding our reportable business segments, please refer to the accompanying unaudited condensed consolidated financial statements and related notes.

Healthcare

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Change in $	Change in %
Net revenues	$3,508,480	$1,187,805	$2,330,675	195.4%
Operating expenses	(4,276,629)	(1,242,633)	(3,033,996)	244.2%
Noncontrolling interest	3,424	7,130	(3,706)	52.0%
Segment Loss	$(764,725)	$(47,698)	$(717,027)	NM %

NM = Not meaningful

Net Revenues. Net revenues were $3.5 million for the three months ended September 30, 2025 and represent Myrtle’s net revenues of $0.6 million and RCHI’s net revenues of $2.9 million. Net revenues were $1.2 million for the three months ended September 30, 2024 and represent Myrtle’s net revenues of $0.2 million and RCHI’s net revenues of $1.0 million. Myrtle was acquired on June 14, 2024 and RCHI was acquired on September 10, 2024. Our healthcare segment began with the acquisition of Myrtle. The net revenues of RCHI for the three months ended September 30, 2025 included $0.5 million of net revenues from the THIP.

Segment Loss. Segment Loss was $0.8 million for the three months ended September 30, 2025, compared to segment loss of $47,698 for the three months ended September 30, 2024, or an increase of $0.7 million. RCHI contributed $0.9 million of the increase in the loss, partially offset by a reduction in Myrtle’s loss of 0.2 million.

Life Science Services

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Change in $	Change in %
Net revenues	$31,630	$-	$31,630	NM
Operating expenses	(35,134)	-	(35,134)	NM
Segment Loss	$(3,504)	$-	$(3,504)	NM

NM = Not meaningful

Net Revenues. Net revenues were $31,630 for the three months ended September 30, 2025 and represents the net revenues from Vector, which was acquired on September 19, 2025.

Segment Loss. Segment loss was $3,504 for the three months ended September 30,2025 and represents the loss from Vector.

Labs

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Change in $	Change in %
Net revenues	$8,242	$8,752	$(510)	-5.8%
Operating expenses	(78,269)	(390,157)	311,888	-79.9%
Segment Loss	$(70,027)	$(381,405)	$311,378	-81.6%

Net Revenues. Net revenues were $8,242 for the three months ended September 30, 2025 compared to $8,752 for the three months ended September 30, 2024, a decrease of $510 primarily from royalty income.

Segment Loss. Segment loss decreased to $70,027 for the three months ended September 30, 2025 from $0.4 million for the three months ended September 30, 2024. The decrease was driven by research and development projects that have been paused or that are no longer ongoing.

Healthcare

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Change in $	Change in %
Net revenues	$11,880,468	$1,207,992	$10,672,476	883.5%
Operating expenses	(12,214,399)	(1,330,877)	(10,883,522)	817.8%
Noncontrolling interest	12,059	8,464	3,595	42.5%
Segment Loss	$(321,872)	$(114,421)	$(207,451)	181.3%

Net Revenues. Net revenues were $11.9 million for the nine months ended September 30, 2025 and represent Myrtle’s net revenues of $1.6 million and RCHI’s net revenues of $10.3 million. Net revenues for the nine months ended September 30, 2024 of $1.2 million represent $0.3 million net revenues of Myrtle and $0.9 million net revenues of RCHI. Myrtle was acquired on June 14, 2024 and RCHI was acquired on September 10, 2024. Our healthcare segment began with the acquisition of Myrtle. The net revenues of RCHI for the nine months ended September 30 2025 included $3.0 million of net revenues from the THIP.

Segment Loss. Segment loss was $0.3 million for the nine months ended September 30, 2025 compared to segment loss of $0.1 million for the nine months ended September 30, 2024, or an increase of $0.2 million primarily from an increase in the loss from Myrtle.

Life Science Services

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Change in $	Change in %
Net revenues	$31,630	$-	$31,630	NM
Operating expenses	(35,134)	-	(35,134)	NM
Segment Loss	$(3,504)	$-	$(3,504)	NM

NM = Not meaningful

Net Revenues. Net revenues were $31,630 for the nine months ended September 30, 2025 and represent net revenues from Vector, which was acquired on September 19, 2025.

Segment Loss. Segment loss was $3,504 for the nine months ended September 30,2025 and represent the loss from Vector.

Labs

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Change in $	Change in %
Net revenues	$24,547	$23,219	$1,328	5.7%
Operating expenses	(151,022)	(1,274,865)	1,123,843	-88.2%
Segment Loss	$(126,475)	$(1,251,646)	$1,125,171	-89.9%

Net Revenues. Net revenues were $24,547 for the nine months ended September 30, 2025 compared to $23,219 for the nine months ended September 30, 2024, an increase of $1,328 from royalty income.

Segment Loss. Segment loss decreased to $126,475 for the nine months ended September 30, 2025 from $1.3 million for the nine months ended September 30, 2024. The decrease was driven by research and development projects that are paused or that are no longer ongoing.

Liquidity and Capital Resources

We had cash and cash equivalents of $628,557 and $68,268 as of September 30, 2025 and December 31, 2024, respectively. We have incurred net losses since our inception. For the nine months ended September 30, 2025 and 2024, we incurred net losses to common stockholders of $14.3 million and $6.7 million, respectively. As of September 30, 2025, we had a working capital deficit of $24.5 million. We used $3.8 million of cash in operations for the nine months ended September 30, 2025. We expect to incur additional losses in future periods. Our current revenue and operating cash flow is not adequate to fund our operations for the next twelve months and requires us to fund our business through other sources until the time we achieve adequate scale. Securing additional capital is necessary to execute our business strategy.

Private Placements

During the fourth quarter of 2023, we entered into the Strata Purchase Agreement with ClearThink, as supplemented by that certain Supplement to Strata Purchase Agreement, dated as of October 13, 2023, by and between us and ClearThink. On August 13, 2024, we entered into Amendment No. 1 to the Strata Purchase Agreement pursuant to which the commitment amount was increased from $2.0 million to $5.0 million. On May 15, 2025, we amended and restated the Strata Purchase Agreement to extend the maturity date to June 30, 2026 and improve and simplify the Purchase Price to define the price per share of Common Stock purchased shall equal 90% of the average of the two (2) lowest daily VWAP during the Valuation Period. To utilize this Agreement and access funding from the equity line of credit described, the Company needs an effective registration statement that has not been completed.

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

During the nine months ended September 30, 2025, we entered into 13 third party promissory notes with principal balances totaling $3.1 million and one-time interest expense totaling $0.2 million and we received net cash of $1.7 million. In addition, in February 2025, the Western Note Payable (the “Western Note”), which we assumed when we acquired SCCH, was sold to a new holder and it was amended and restated. Per the terms of the amendment and restatement, the principal balance of the note, which included previously accrued interest expense, totaled $1.1 million, the maturity date is February 26, 2026 and the note is convertible into shares of the Company’s Class A Common Stock at a conversion price equal to 90% of the average VWAP for the five trading days prior to conversion. During the nine months ended September 30, 2025, we issued 318,171 shares of our Class A Common Stock upon conversions of $0.5 million principal balance of the Western Note. In addition to the conversion of the Western Note discussed above, during the nine months ended September 30, 2025, $2.3 million of principal balance of the third-party notes issued in 2025 and 2024, including accrued interest, were converted and/or exchanged into 28.8 million shares of our Class A Common Stock.

At September 30, 2025, $1.9 million of the outstanding principal balance and associated one-time accrued interest of third-party promissory notes, including the Western Note, were convertible into 712.9 million shares of our Class A Common Stock per the conversion terms of the notes. Four other promissory notes outstanding at September 30, 2025, were convertible but only in the event of an event of default as that term is defined in the applicable agreements. As of September 30, 2025, the total principal balance of third-party promissory notes payable as presented on the accompanying unaudited condensed consolidated balance sheet was $2.5 million, which was net of $0.3 million of debt discounts. In addition, $0.2 million of accrued interest was owed on these notes. Each of these notes is more fully discussed in the footnotes to the accompanying unaudited condensed consolidated financial statements.

Related Party Promissory Notes Payable

On September 10, 2024, we issued a note payable that had a maturity date of September 10, 2026 to RHI in the principal amount of $22.0 million for the purchase of RCHI. During December, 2024, we exchanged $21.0 million of the promissory note owed to RHI for 21,000 shares of our Series A Preferred Stock with a stated value of $1,000 per share and we issued to RHI a new promissory note in the principal amount of $1.0 million due on June 5, 2025. At September 30, 2025, the note is in default and the Company is in discussions with RHI about extending the maturity date of the note which extension we expect to receive.

In addition, we have outstanding at September 30, 2025: (i) a note payable to RHI in the amount of $264,565 for the purchase of Myrtle; (ii) a note payable to RHI in the original amount of $1.6 million, which was the amount owed by Myrtle to RHI on the date that we acquired Myrtle, which balance has been reduced to $0.9 million as of September 30, 2025; (iii) a note payable to RHI in the amount of $1.0 million for the purchase of RCHI; (iv) a note payable to RHI in the amount of $1.0 million for additional purchase price consideration for the purchase of RCHI; (iv) a note payable to RHI in the amount of $0.3 million for working capital purposes; and (v) we have outstanding at September 30, 2025, three additional promissory notes payable to related parties totaling $0.8 million. The total amount of notes payable owed to RHI and its subsidiaries from the Company and its subsidiaries at September 30, 2025 is $3.4 million.

Other Loans

In addition, in connection with the acquisition of Vector, we assumed two loans with principal balances totaling $60,965 as of September 30, 2025 and we have a loan payable in the amount of $0.3 million related to an accounts receivable sales agreement that we entered into during the nine months ended September 30, 2025. The loan had an original principal balance of $0.4 million and we received cash proceeds from the issuance of $0.3 million.

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

During the nine months ended September 30, 2025, we issued 3,400 shares of our Series A Preferred Stock to institutional investors for net cash proceeds of $2.950 million and on August 18, 2025, we exchanged $5.0 million of the $5.8 million promissory note that we issued to RHI on June 30, 2025 for additional RCHI purchase price consideration for 5,000 shares of our Series A Preferred Stock with a stated value of $1,000 per share.

During the nine months ended September 30, 2025, we issued 73.4 million shares of our Class A Common Stock upon conversions of 10,844 shares of the Series A Preferred Stock with stated values totaling $10.8 million.

During the nine months ended September 30, 2025, three investors purchased 135 shares of our Series C Preferred Stock for net cash proceeds of $0.1 million and in doing so exchanged 212.5 shares of Series B Preferred Stock for 318.75 shares of Series C Preferred Stock. During the nine months ended September 30, 2025, we issued 2.5 million shares of our Class A Common Stock upon conversions of 270 shares of our Series C Preferred Stock with stated values totaling $0.3 million.

Our preferred stock is more fully discussed in the footnotes to the accompanying unaudited condensed consolidated financial statements.

Going Concern

Our primary uses of cash are to fund our operations as we continue to grow our business, as well as to service our debt. We closed the acquisition of Myrtle on June 14, 2024, the acquisition of RCHI on September 10, 2024 and the acquisition of Vector on September 19, 2025. Capital expenditures have historically not been material to our consolidated operations, and we do not anticipate making material capital expenditures over the next 12 months unless we secure additional capital to expand the current operations. We expect that our liquidity requirements will continue to consist of working capital, including payments of outstanding debt and accrued liabilities and general corporate expenses associated with the growth of our business. Based on the size of our current operations, we do not have sufficient capital to fund our corporate overhead for at least 12 months from the date hereof. We expect to address our liquidity needs through the pursuit of additional funding through a combination of equity or debt financing and additional strategic acquisitions that we expect will contribute to positive cash flow to enable us to fund our operations. Completing such acquisitions requires significant additional capital that has not yet been secured.

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

Based on our current operating plan, our cash position as of September 30, 2025, and after taking into account the actions described above, we do not expect to be able to fund our operations through the twelve months ended September 30, 2026 without the need for additional financing or other increases in our cash and cash equivalents balances to enable us to fund our future operations.

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

The following table presents our capital resources as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,	Change Increase
	2025	2024	(Decrease)

Cash	$628,557	$68,268	$560,289
Working capital (deficit)	(24,478,988)	(29,846,195)	(5,367,207)
Total debt, net of discounts of $412,853 and $678,925	7,091,572	10,219,905	(3,128,333)
Total stockholders’ equity	20,135,453	5,271,811	14,863,642

Cash Flows

The following table summarizes our cash flow data for the nine months ended September 30, 2025 and 2024:

	Cash Provided by/ (Used in)
Nine Months Ended September 30,	2025	2024
Operating Activities	$(3,761,087)	$(994,578)
Investing Activities	$(636,865)	$13,665
Financing Activities	$4,958,241	$977,242

Operating Activities

The net cash used in operations in the nine months ended September 30, 2025 was $3.8 million, or $2.8 million more than the cash of $1.0 million used in operations during the nine months ended September 30, 2024. While the net loss, including noncontrolling interest, decreased to $3.0 million in the nine months ended September 30, 2025 from a net loss, including noncontrolling interest, of $5.6 million for the nine months ended September 30, 2024, $1.9 million of the improvement in the net loss for the nine months ended September 30, 2025 was due to the noncash gain from extinguishment of the Senior PIK Notes.

Investing Activities

Cash flows (used) provided from investing activities in the nine months ended September 30, 2025 and 2024 were ($0.6 million) and $13,665, respectively. The cash used in investing activities for the nine months ended September 30, 2025 resulted from the purchase of Vector, net of cash acquired, of $0.5 million, $0.1 million for the purchase of an intangible assets and $43,280 for capital expenditures. For the nine months ended September 30, 2024, the cash provided resulted from the cash acquired from Myrtle and RCHI.

Financing Activities

Net cash provided by financing activities for nine months ended September 30, 2025 was $5.0 million compared to $1.0 million for the nine months ended September 30, 2024. Net cash provided by financing activities for the nine months ended September 30, 2025, included $3.1 million from the issuances of preferred stock, $1.7 million from the issuances of third party notes payable, $0.8 million from related party notes payable and $0.3 million from other loans, partially offset by $0.4 million of payments on other loans and $0.6 million of payments of third party notes payable. Net cash provided by financing activities for the nine months ended September 30, 2024, of $1.0 million resulted from $2.0 million in borrowings under third party promissory notes payable, partially offset by $0.9 million of promissory note payments to RHI and $0.1 million of payments on other loans.

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

Presently, its healthcare segment consists of the operations of Myrtle from its acquisition date of June 14, 2024 and RCHI from its acquisition date of September 10, 2024.

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

Our Life Science Services segment’s revenue consists of revenue from Vector, which was acquired on September 19, 2025. The Company recognizes revenue from the sale of high-quality bio-samples and bulk biological materials for every stage of life science research in accordance with ASC 606. Revenue is recognized when control of the promised goods or services is transferred to the customer, which generally occurs upon shipment or delivery. As a result of applying this five-step model under ASC 606, the Company recognizes revenues from its sale of products upon their transfer of control to the customer, which is considered complete at either the time of shipment or arrival at destination based upon agreed upon terms within the contract. The Company’s payment terms for the sale of standard products are typically 30 to 60 days.

The Company has recorded minor amounts of revenues from its Labs segment during the three and nine months ended September 30, 2025 and 2024. The Labs segment currently recognizes revenue from residual life insurance commissions and collecting a royalty from Illumina, Inc. related to the sales of the Infinium Mouse Methylation Array. Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company applies judgment in determining the customer’s ability and intention to pay based on a variety of factors including the customer’s historical payment experience.

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

During the three months ended September 30, 2025 and 2024, estimated contractual allowances and implicit price concessions of $17.9 million and $4.0 million have been recorded as reductions to revenues and accounts receivable balances to enable the Company to record its revenues and accounts receivable at the estimated amounts it expects to collect and during the nine months ended September 30, 2025 and 2024, estimated contractual allowances and implicit price concessions of $52.6 million and $4.1 million have been recorded as reductions to revenues and accounts receivable balances to enable the Company to record its revenues and accounts receivable at the estimated amounts it expects to collect. As required by Topic 606, after estimated contractual allowances and implicit price concessions to the health care segment’s revenues, the Company recorded healthcare net revenues of $3.5 million and $1.2 million for the three months ended September 30, 2025 and 2024, respectively, and healthcare net revenues of $11.9 million and $1.2 million for the nine months ended September 30, 2025 and 2024, respectively.

Business Combinations

The Company follows the guidance in ASC 805, Business Combinations for determining the appropriate accounting treatment for business acquisitions. Under ASC 805, the assets acquired, and liabilities assumed are recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The excess of the purchase prices over the aggregate fair value of the assets acquired and liabilities assumed is treated as goodwill in accordance with ASC 805. During the measurement period or until valuation studies are completed, the provisional amounts used for the purchase price allocation are subject to adjustments for a period not to exceed one year from the date of acquisition. Acquisition costs are expensed as incurred.

Equity-Based Compensation

In 2022, we offered equity-based compensation to employees and non-employees in the form of stock options and restricted stock. We measure and recognize all equity-based payments to employees, service providers and board members at fair value. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the consolidated statements of operations based on the estimated fair value of those awards on the grant date or reporting date, if required to be remeasured, and amortized on a straight-line basis over the requisite service period. We recognize forfeitures as incurred. We utilize a Black-Scholes valuation model to estimate the fair value of stock options, and this model requires the input of assumptions, including the exercise price, volatility, expected term, discount rate, and the fair value of the underlying membership or stock on the date of grant. These inputs are provided at the grant date for an equity classified award and each measurement date for a liability classified award. Equity-based compensation awards are considered granted (i) when there is a mutual understanding of key terms, (ii) we are contingently obligated to issue the options, and (iii) the option holder begins to benefit or be adversely impacted by changes in our stock price. This primarily occurs at the time the stock option agreements are executed. The fair value of each stock option is estimated using a Black-Scholes valuation model while considering the respective rights of each type of stockholder. We did not grant stock options during the three and nine months ended September 30, 2025 and 2024 however, we had forfeitures during the three and nine months ended September 30, 2024. We also had forfeitures of restricted stock awards during the three and nine months ended September 30, 2025 and 2024.

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

In September 2025, the FASB issued ASU 2025-07, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40). The target of this Update is accounting for internal use software. The amendments in this Update remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: 1. Management has authorized and committed to funding the software project. 2. It is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to complete recognition threshold”). In evaluating the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software (referred to as “significant development uncertainty”). The two factors to consider in determining whether there is significant development uncertainty are whether: 1. The software being developed has technological innovations or novel, unique, or unproven functions or features, and the uncertainty related to those technological innovations, functions, or features, if identified, has not been resolved through coding and testing. 2. The entity has determined what it needs the software to do (for example, functions or features), including whether the entity has identified or continues to substantially revise the software’s significant performance requirements. The amendments in this Update specify that the disclosures in Subtopic 360 10, Property, Plant, and Equipment—Overall, are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements. Additionally, the amendments clarify that the intangibles disclosures in paragraphs 350-30-50-1 through 50-3 are not required for capitalized internal-use software costs. 2 Furthermore, the amendments in this Update supersede the website development costs guidance and incorporate the recognition requirements for website-specific development costs from Subtopic 350-50 into Subtopic 350-40. Under current GAAP, entities are required to capitalize development costs incurred for internal-use software depending on the nature of the costs and the project stage during which they occur. Stakeholders said that applying this guidance can be challenging because entities have trouble differentiating between the project stages, particularly in an iterative development environment. The amendments in this Update improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods, including methods that entities may use to develop software in the future. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments in this ASU permit an entity to apply the new guidance on either a prospective or a retrospective basis. The Company has not yet determined the impact of the adoption of this ASU on its consolidated financial statements.

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

In our Annual Report on Form 10-K for the year ended December 31, 2024, we identified material weaknesses in our internal control over financial reporting. Insufficient staffing, accounting processes and procedures led to a lack of contemporaneous documentation supporting the accounting for certain transactions. There are risks related to the timing and accuracy of the integration of information from our various accounting systems. Based on these material weaknesses in internal control over financial reporting, management concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2024. As of September 30, 2025, we concluded that these material weaknesses continued to exist.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2025.

Notwithstanding such material weaknesses, management believes that the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods and dates presented.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares Issued Under Smithline Exchange Agreement

The Company issued a total of 1,931,140 shares of Class A Common Stock in July and August 2025 pursuant to the Smithline Exchange Agreement.

The securities issued above were made in reliance upon the exemption from securities registration afforded by Section 3(a)(9) of the Securities Act.

Convertible Promissory Note

On August 6, 2025, we entered into a Securities Purchase Agreement with 1800 Diagonal, pursuant to which we issued to 1800 Diagonal a convertible promissory note in the initial principal amount of $180,550. The note is convertible, but only in the event of default.

The securities issued above were made in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investor. There were no sales commissions paid pursuant to these transactions.

Shares Issued Pursuant to Note Conversions

On four dates in July 2025, Jefferson Street Capital LLC was issued a total of 1,855,600 shares of Class A Common Stock pursuant to a note conversion.

On July 7, 2025, ClearThink was issued 238,693 shares of Class A Common Stock pursuant to a note conversion.

On July 28, 2025, ClearThink was issued 620,423 shares of Class A Common Stock pursuant to a note conversion.

On July 30, 2025, LGH Investments LLC was issued 200,000 shares of Class A Common Stock pursuant to a note conversion.

On two dates in August, 2025, LGH Investments LLC was issued a total of 5.650,000 shares of Class A Common Stock pursuant to a note conversion.

On August 25, 2025, ClearThink was issued 4,500,000 shares of Class A Common Stock pursuant to a note conversion.

On September 9, 2025, ClearThink was issued 4,500,000 shares of Class A Common Stock pursuant to a note conversion.

On three dates in September 2024, Jefferson Street Capital LLC was issued a total of 10,606,377 shares of Class A Common Stock pursuant to a note conversion.

The securities issued above were made in reliance upon the exemption from securities registration afforded by Section 3(a)(9) of the Securities Act.

Shares Issued Pursuant to Series A Conversions

During the quarter ended September 30, 2025, holders of Series A Preferred Stock were issued an aggregate of 64,829,533 shares of Class A Common Stock pursuant to the conversions of an aggregate of 4,554.813 shares of Series A Preferred Stock.

The securities issued above were made in reliance upon the exemption from securities registration afforded by Section 3(a)(9) of the Securities Act.

Shares Issued Pursuant to Series C Conversions

On August 6, 2025, a holder of Series C Preferred Stock was issued an aggregate of 1,780,224 shares of Class A Common Stock pursuant to the conversion of an aggregate of 194 shares of Series C Preferred Stock.

On August 7, 2025, a holder of Series C Preferred Stock was issued 822,769 shares of Class A Common Stock pursuant to the conversion of 76 shares of Series C Preferred Stock.

The securities issued above were made in reliance upon the exemption from securities registration afforded by Section 3(a)(9) of the Securities Act.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Arrangements

During the quarter ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description	Included	Form	Referenced Exhibit	Filing Date

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1#	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	Furnished Herewith

32.2#	Certification of the Company’s Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350.	Furnished Herewith

101.INS	Inline XBRL Instance Document.	Filed Herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed Herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed Herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed Herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed Herewith

#	This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOXO TECHNOLOGIES INC.

Date: November 10, 2025	/s/ Seamus Lagan
	Name:	Seamus Lagan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2025	/s/ Sylwia Hauman
	Name:	Sylwia Hauman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

