Form 10-K
period 2025-12-31
FOXO TECHNOLOGIES INC.
filed 2026-04-15
CIK 1812360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year December 31, 2025

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
N/A

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrants most recently completed second fiscal quarter, based on the price at which the common equity was last sold on June 30, 2025, was approximately $1,856,695. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be “affiliates.”

The number of shares of Registrant’s Class A Common Stock outstanding, par value $0.0001 per share, as of April 10, 2026, was 3,732,660,151.

FOXO TECHNOLOGIES INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2025

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

Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future. Unless otherwise noted, the following discussion of the Company’s business in Item 1, “Business” and its risk factors in Item 1A, “Risk Factors” is based on its operations as of December 31, 2025. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Part I., Item 1A, “Risk Factors,” and elsewhere in this Annual Report such as, but not limited to the risks detailed in “Risk Factors” herein.

Unless expressly indicated or the context requires otherwise, the terms “FOXO,” the “Company,” “we,” “us” or “our” in this Annual Report refer to FOXO Technologies Inc., a Delaware corporation, and, where appropriate, its wholly owned and majority-owned subsidiaries.

ii

PART I

Item 1. Business

Overview

FOXO Technologies Inc., is a healthcare services and technology company. We currently operate four synergistic divisions: (i) a rural hospital division; (ii) a mental and behavioral health division; (iii) an information, data and biospecimen sourcing division; and (iv) an epigenetics diagnostics and interpretation division.

Our mission is to build healthier communities by encompassing technology and expertise to offer a diverse and adaptable range of healthcare services and solutions to improve the quality of healthcare and lives for those we serve.

Our Business Operations

FOXO Technologies Inc., (“FOXO”) formerly known as Delwinds Insurance Acquisition Corp., a Delaware corporation, was originally formed in April 2020 as a publicly traded special purpose company for the purpose of effecting a merger, capital stock exchange, asset acquisition, reorganization, or similar business combination involving one or more businesses. With the acquisitions of Myrtle Recovery Centers, Inc. (“Myrtle”), effective on June 14, 2024, Rennova Community Health, Inc. (“RCHI”), and its wholly owned subsidiary, Scott County Community Health, Inc. (“SCCH”), on September 10, 2024 and Vector BioSource Inc. (“Vector”) on September 19, 2025, the Company offers behavioral health services, including substance use disorder treatment, it operates a critical access designated hospital in Oneida, Tennessee and it is an information, data and biospecimen sourcing provider serving the biotechnology, clinical research and pharmaceutical research industries. FOXO is also commercializing epigenetic biomarker technology to support groundbreaking scientific research and disruptive next-generation business initiatives.

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

Our Healthcare segment began with the acquisition of Myrtle on June 14, 2024, and includes RCHI, which was acquired on September 10, 2024. Myrtle offers behavioral health services, primarily substance use disorder treatments and services that are provided on either an inpatient, residential basis or an outpatient basis. RCHI’s hospital, SCCH, doing business as Big South Fork Medical Center (“BSF”), has 25 inpatient beds, and a 24/7 emergency department and provides ancillary services, including laboratory, radiology, respiratory and pharmacy services. BSF is designated as a Critical Access Hospital (rural) hospital. On January 20, 2026, the Company announced that BSF expanded its clinical capabilities through the addition of tele-specialty services and cardiac diagnostics.

(ii)	Life Science Services

Our Life Science Services segment services the biotechnology, clinical research and pharmaceutical research industries focusing on the development and distribution of high-quality biological materials that support research, diagnostics and emerging therapeutic applications for every stage of life science research.

(iii)	Labs

Our Labs segment is commercializing proprietary epigenetic biomarker technology to be used for underwriting risk classification in the global life insurance industry. Our innovative biomarker technology enables the adoption of new saliva-based health and wellness biomarker solutions for underwriting and risk assessment. Our research demonstrates that epigenetic biomarkers, collected from saliva, provide measures of individual health and wellness for the factors used in life insurance underwriting traditionally obtained through blood and urine specimens

Current Business Strategy

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

We plan to expand the Myrtle business model by acquiring additional operating facilities and by replicating the current model in other rural hospital properties or suitable premises.

Rennova Community Health, Inc.

BSF is an east Tennessee based Critical Access designated (CAH) 25-bed hospital licensed by the state of Tennessee, offering quality healthcare services for Oneida and the surrounding areas.

The hospital first opened in late 1955 and was known as Scott County Community Hospital. The hospital has been operated by RCHI since August 2017.

We plan to grow this division by expansion of services at its BSF campus and acquisitions in targeted areas.

Vector BioSource Inc.

Vector is focused on sourcing and distributing high-quality biological materials, such as blood and urine, and providing data services to the pharmaceutical and biotechnology research sectors. It acts as a supplier to support clinical trials and biotechnology initiatives. Vector has built a unique collection of and access to bio-samples from around the world, including tissues, bio-fluids (blood, serum, urine, etc), and living cells (tumors, parasites, etc). Vector’s technology and logistics expertise allow it to rapidly source, preserve, and index these samples for researchers, testing labs, and equipment manufacturers.

We plan to grow this division by organic expansion of the current business and acquisition of similar or complementary businesses.

FOXO Labs

Our epigenetics subsidiary has served as a pioneer in the development and integration of epigenetic biomarkers into state-of-the-art underwriting protocols and consumer engagement tools. We can use next-generation technology to transform human health and longevity.

Epigenetic technology has been proven to provide health, lifestyle, and longevity insights that have never before been accessible to humans—from just a single saliva sample. Using saliva-based epigenetic biomarkers, we can eliminate the need for invasive collection, allowing us to provide scientists with advanced epigenetic testing services and bioinformatic tools that support groundbreaking research.

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

The Company continues to evaluate strategic alternatives for this division. Development and commercialization of the epigenetics business requires substantial additional capital that the Company has not yet secured. Due to the lack of available capital and the absence of a definitive timeline for bringing a revenue-generating product to market, intangible assets in this division have been fully impaired. Potential future paths for this division could include partnerships with nutrients or wellness providers for development of consumer interpretation products, joint ventures, or a sale of the business, although no decisions have been made and there can be no assurance that any such transaction will occur.

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

Government Regulation (Healthcare)

Overview

The healthcare industry is governed by an extremely complex framework of federal, state and local laws, rules and regulations, and there continues to be federal and state proposals that would, and actions that do, impose limitations on government and private payments to providers. In addition, there regularly are proposals to increase co-payments and deductibles from patients. Facilities also are affected by controls imposed by government and private payors designed to reduce admissions and lengths of stay. Such controls include what is commonly referred to as “utilization review.” Utilization review entails the review of a patient’s admission and course of treatment by a third party. Historically, utilization review has resulted in a decrease in certain treatments and procedures being performed. Utilization review is required in connection with the provision of care which is to be funded by Medicare and Medicaid and is also required under many managed care arrangements.

Many states have enacted, or are considering enacting, additional measures that are designed to reduce their Medicaid expenditures and to make changes to private healthcare insurance. Various states have applied, or are considering applying, for a waiver from current Medicaid regulations in order to allow them to serve some of their Medicaid participants through managed care providers. These proposals may attempt to include coverage for some people who presently are covered by Medicaid and generally could have the effect of reducing payments to hospitals, physicians and other providers for the same level of service provided under Medicaid.

Healthcare Facility Regulation

Certificate of Need Requirements

A number of states require approval for the purchase, construction or expansion of various healthcare facilities, including findings of need for additional or expanded healthcare services. Certificates of Need (“CONs”), which are issued by governmental agencies with jurisdiction over applicable healthcare facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or the addition of services and certain other matters. Tennessee, the state in which we currently operate our facilities, has a CON law that applies to such facilities. States periodically review, modify and revise their CON laws and related regulations. Any violation of state CON laws can result in the imposition of civil sanctions or the revocation of licenses for such facilities. We are unable to predict whether our hospital will be able to obtain any CONs that may be necessary to accomplish their business objectives in any jurisdiction where such certificates of need are required. In addition, future healthcare facility acquisitions also may occur in states that require CONs.

Future healthcare facility acquisitions also may occur in states that do not require CONs or which have less stringent CON requirements than the state in which FOXO currently owns healthcare facilities. Any healthcare facility operated by the Company in such states may face increased competition from new or expanding facilities operated by competitors, including physicians.

Utilization Review Compliance and Hospital Governance

Healthcare facilities are subject to, and are required to comply with, various forms of utilization review. In addition, under the Medicare, each state must have a peer review organization to carry out a federally mandated system of review of Medicare patient admissions, treatments and discharges in hospitals. Medical and surgical services are supervised by committees of staff doctors at each healthcare facility, are overseen by each healthcare facility’s local governing board, the primary voting members of which are physicians and community members and are reviewed by quality assurance personnel. The local governing boards also help maintain standards for quality care, develop long-range plans, establish, review and enforce practices and procedures and approve the credentials and disciplining of medical staff members.

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

Drugs and Controlled Substances

Various licenses and permits are required by our hospital to dispense narcotics. We are required to register our dispensing operation for permits and/or licenses with, and comply with certain operating and security standards of, the United States Drug Enforcement Agency (“DEA”), the Food and Drug Administration (“FDA”), state health departments and other state agencies.

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

HIPAA National Provider Identifier

HIPAA also required HHS to issue regulations establishing standard unique health identifiers for individuals, employers, health plans and healthcare providers to be used in connection with standard electronic transactions. All healthcare providers, including our hospital, were required to obtain a new National Provider Identifier (“NPI”) to be used in standard transactions instead of other numerical identifiers by May 23, 2007. Our hospital implemented use of a standard unique healthcare identifier by utilizing its employer identification number. HHS has not yet issued proposed rules that establish the standard for unique health identifiers for health plans or individuals. Once these regulations are issued in final form, we expect to have approximately one to two years to become fully compliant but cannot predict the impact of such changes at this time. We cannot predict whether our facilities may experience payment delays during the transition to the new identifiers. HHS is currently working on the standards for identifiers for health plans; however, there are currently no proposed timelines for issuance of proposed or final rules. The issuance of proposed rules for individuals is on hold indefinitely.

Medical Waste Regulations

Our operations, especially our hospital, generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Our operations are also generally subject to various other environmental laws, rules and regulations. Based on our current level of operations, we do not anticipate that such compliance costs will have a material adverse effect on our cash flow, financial position or results of operations.

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

Government Regulation (Life Science Services)

Overview

Vector, which operates the Life Science Services segment of the Company, sources and distributes human biological specimens for research use only (“RUO”) purposes. Vector’s activities include coordinating the sourcing, handling, packaging, storage and distribution of human biospecimens obtained through third party hospitals, laboratories, clinical partners and specimen providers.

Vector’s operations are subject to a variety of federal, state, local and international laws and regulations governing the handling of biological materials, workplace safety, transportation of regulated substances, privacy and data protection, and the import and export of biological specimens. These regulations may apply to different aspects of Vector’s operations depending on the type of specimen involved, the location where the specimen was collected and the jurisdiction through which specimens are transported.

The regulatory environment applicable to biospecimen sourcing and distribution continues to evolve. The following discussion summarizes the principal regulatory frameworks that affect Vector’s operations. This discussion does not purport to be a complete description of all applicable laws and regulations.

FDA Regulation

Vector distributes human biological specimens for research use only and does not manufacture, process or distribute biological materials intended for therapeutic use, transplantation, infusion or implantation into a human recipient. Certain human cells, tissues and cellular and tissue-based products are regulated by the U.S. Food and Drug Administration under the Public Health Service Act and regulations codified at 21 CFR Parts 1270 and 1271. These regulations apply primarily to human cells and tissues intended for implantation, transplantation, infusion or transfer into a human recipient.

Vector’s activities are limited to the sourcing and distribution of biological specimens for research purposes. Vector does not currently manufacture biological products, perform diagnostic laboratory testing services or engage in activities requiring biologics license applications.

Vector works with third party specimen providers and clinical partners that may maintain applicable regulatory registrations depending on the nature of their activities. These partners are responsible for complying with regulatory requirements applicable to the collection and handling of biological materials within their respective jurisdictions.

Failure by Vector or its partners to comply with applicable regulatory requirements could result in enforcement actions by regulatory authorities, including warning letters, administrative actions, fines or other penalties.

Transportation and Shipping of Biological Materials

The transportation of biological materials is regulated by the U.S. Department of Transportation under regulations governing the transportation of hazardous materials and biological substances. These regulations establish requirements for the classification, packaging, labeling, marking and documentation of certain biological materials that are transported by ground or air. For international air shipments, Vector must also comply with the International Air Transport Association Dangerous Goods Regulations, which establish global standards for packaging, labelling and documentation of biological materials transported by air. Vector utilizes specialized packaging and shipping containers designed to maintain required temperature conditions and to comply with applicable shipping standards.

Failure to comply with transportation regulations could result in shipment delays, fines, penalties or restrictions on the transportation of biological materials.

Import and Export Regulations

Vector sources certain biological specimens internationally through partnerships with hospitals, laboratories and specimen providers located outside the United States.

The importation of biological materials into the United States may be regulated by several federal agencies depending on the nature of the material involved. These agencies include:

●	The Centers for Disease Control and Prevention

●	The U.S. Department of Agriculture

●	U.S. Customs and Border Protection

These regulatory frameworks govern the importation of certain biological agents, infectious materials and animal derived substances. In addition, the export of biological materials from foreign jurisdictions may be subject to the laws and regulations in those jurisdictions. These requirements may include donor consent requirements, ethical sourcing standards and export permit processes.

Failure to comply with applicable import or export requirements could result in shipment delays, denial of entry for imported materials, fines or other administrative actions.

Privacy and Data Protection

Vector may receive certain information associated with biological specimens sourced through its partners. Applicable privacy and data protection laws may govern the collection, use and disclosure of certain types of personal information. Vector generally seeks to minimize the receipt of personally identifiable information and typically works with de identified or coded data associated with biological specimens whenever possible.

Privacy regulations that may apply to aspects of Vector’s operations include the Health Insurance Portability and Accountability Act in the United States and various state privacy laws governing personal information. International jurisdictions from which specimens are sourced may also maintain data protection laws governing the handling of personal information.

Failure to comply with applicable privacy laws could result in regulatory enforcement actions, fines, civil liability or reputational harm.

Workplace Safety – Bloodborne Pathogens

Vector personnel may handle blood and other biological materials in connection with specimen packaging, storage and shipping activities. These activities are subject to the Occupational Safety and Health Administration Bloodborne Pathogens Standard, which establishes requirements designed to protect workers from occupational exposure to bloodborne pathogens. The regulation requires employers to implement exposure control plans, provide employee training and personal protective equipment and maintain records relating to occupational exposure incidents.

Failure to comply with workplace safety regulations could result in citations, fines or other enforcement actions.

Clinical Laboratory Improvement Amendments

The Clinical Laboratory Improvement Amendments (“CLIA”) regulate laboratories that perform diagnostic testing on human specimens for the purpose of providing information used in medical diagnosis, prevention or treatment. Vector currently operates as a biospecimen sourcing and distribution organization and does not perform diagnostic laboratory testing services. Accordingly, Vector does not currently operate laboratories subject to CLIA certification requirements.

If Vector were to perform diagnostic testing services in the future, additional regulatory requirements could apply.

Supply Chain and Specimen Availability

Vector’s ability to provide biological specimens depends on the availability of specimens from third party hospitals, laboratories, clinical partners and other specimen providers. The availability of biological specimens may be affected by factors including patient availability, clinical testing patterns, healthcare utilization trends and regulatory or ethical requirements governing specimen collection. Vector does not control the operations of the third-party institutions that collect or generate these specimens. As a result, the availability of certain specimen types may fluctuate and may limit Vector’s ability to fulfill certain customer requests.

Disruptions affecting healthcare providers, clinical laboratories or transportation networks could also impact the availability or timely delivery of biological specimens to customers.

Ethical Sourcing and Donor Consent

Human biological specimens sourced by Vector originate from third party clinical institutions and specimen providers. These institutions are responsible for ensuring that specimens are obtained in accordance with applicable ethical standards, donor consent requirements and institutional review policies. Vector seeks to work with partners that represent that specimens are obtained in accordance with applicable legal and ethical standards in the jurisdictions in which the specimens are collected.

Failure by Vector or its partners to comply with applicable ethical sourcing or donor consent requirements could result in regulatory scrutiny, reputational harm or restrictions on the sourcing of biological specimens.

Compliance

Vector maintains policies and procedures designed to support compliance with applicable laws and regulations governing the sourcing, handling and distribution of biological specimens. The regulatory environment affecting biospecimen sourcing and distribution continues to evolve, and regulatory authorities may interpret existing laws and regulations in ways that could affect Vector’s operations.

Violations of applicable laws and regulations could result in civil or criminal penalties, fines, restrictions on operations or reputational harm.

Government Regulation (Labs)

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

Conducting human testing is subject to state and federal regulation. CLIA is the federal law (administered by the CMS) that, in partnership with the states, regulates clinical laboratories that perform testing on human specimens. The Federal Food, Drug, and Cosmetic Act (the “FDC Act”) gives the FDA the authority to regulate manufacturers of medical devices. We do not believe that our “dry lab” data analysis services require certification under CLIA, or that FDA has jurisdiction over our use of data analysis for general health and wellness and non-diagnostic or medical treatment purposes (see section titled “Risk Factors — Risks Related to Our Epigenetic Testing Services”).

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

Employees

As of March 10, 2026 we had 192 employees, of which 117 were full-time. None of the Company’s employees are represented by a union.

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

All share amounts herein have been adjusted to reflect the Reverse Stock Splits.

On September 2, 2025, Rennova Health, Inc. (which is controlled by the Company’s CEO) (“RHI” or the “Majority Stockholder”), a shareholder representing a majority of the voting control of the Company, approved a proposal to amend our Certificate of Incorporation to effect a reverse stock split of our issued and outstanding Common Stock any time before July 31, 2026, at a ratio ranging from one-for-ten (1:10) to one-for-five hundred (1:500) with the exact ratio within such range to be determined at the sole discretion of the Company’s Board of Directors, without further approval or authorization of our stockholders before the filing of an amendment to the Certificate of Incorporation effecting the proposed reverse split. The Company has filed an Information Statement on Schedule 14C with the SEC with respect to the matters approved by the Majority Stockholder and has mailed the definitive Information Statement on Schedule 14C to its stockholders of record as of the record date.

On September 25, 2025, the Company submitted a Company-Related Notification to FINRA’s Department of Market Operations in connection with a proposed reverse stock split. On March 6, 2026, the Department issued a deficiency notice pursuant to FINRA Rule 6490(d)(3), determining that the Company’s corporate action submission would not be processed.

The Department’s determination was based, in part, on a pending SEC civil action against the managing partner of an institutional investor that holds shares of the Company’s Series A Preferred Stock, as well as the Department’s view that, upon conversion of such preferred stock, the investor could own approximately 95% of the Company’s outstanding common stock, without giving effect to the beneficial ownership limitations contained in the terms of such securities.

The Company disagrees with the Department’s determination and, on March 12, 2026, filed a Notice of Appeal. The appeal will be considered by a subcommittee of FINRA’s Uniform Practice Code Committee, and the subcommittee’s determination will constitute final action within FINRA. The appeal is currently pending, and FINRA has scheduled a review date of April 27, 2026. There can be no assurance that the appeal will be successful.

If the appeal is unsuccessful, the Company may need to pursue alternative approaches to address its capital structure. In addition, the inability to complete the reverse stock split may limit the Company’s ability to access capital, including under its existing $5.0 million equity line of credit, which could materially adversely affect the Company’s liquidity and its ability to execute its business plan.

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

Risks Related to Our Business and Industry

●	Our stockholders have limited voting power compared to the holders of our Series A Cumulative Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”) and RHI controls a majority of the voting power of the Company.

●	Our management controls all corporate activities and can approve all transactions, including mergers, without the approval of other stockholders.

●	The ability of our management to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

●	Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power, perpetuate their control, and significantly dilute existing shareholders.

●	We may acquire other businesses or form joint ventures or make investments in other companies in the future. If we are not successful in integrating these businesses, as well as identifying and controlling risks associated with the past operations of these businesses, we may incur significant costs, receive penalties or other sanctions from various regulatory agencies, and/or incur significant diversions of management time and attention.

●	We have a history of losses and we may not achieve or maintain profitability in the future.

●	We do not have adequate cash resources to fund our operations through December 2026 and beyond and we will require additional capital to grow our business, which may not be available on terms acceptable to us or at all

●	Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements, which could limit our ability to raise additional capital and thereby materially adversely impact our business.

●	We have not been able to access the operating capital available under the Strata Purchase Agreement because current market conditions, including the low trading price and limited trading volume of our Class A Common Stock, have prevented us from satisfying the contractual conditions required for draws under that agreement.

●	We have a substantial amount of intangible assets, and we have been, and may in the future be required to write down the value of our intangible assets due to impairment, which could have a material adverse effect on our financial condition and results of operations.

●

Recent and future management changes and any inability to attract and retain qualified management and other key personnel, could impair our ability to implement our business plan and materially adversely impact our business, results of operations and financial condition.

●	Our success depends in large part on the continued participation in the business of Seamus Lagan, our Chief Executive Officer, which cannot be assured or guaranteed.

●	We expect our revenue and results of operations to fluctuate on a quarterly and annual basis.

●	Changes in general economic conditions could have a material adverse impact on our business.
●	Changes If we are unable to maintain effective internal control over financial reporting and disclosure controls and procedures, the accuracy and timing of our financial reporting may be adversely affected.

●	We have substantial indebtedness many of which are in payment default, which may affect our operational and financial flexibility.

Risks Related to Our Healthcare Operations

●	Our results of operations may be adversely affected if the ACA is repealed, replaced or otherwise changed.

●	Healthcare plans have taken steps to control the utilization and reimbursement of healthcare services.

●	Some of our operations are subject to federal and state laws prohibiting “kickbacks” and other laws designed to prohibit payments for referrals and eliminate healthcare fraud.

●	We conduct our business in a heavily regulated industry and changes in regulations or violations of regulations could, directly or indirectly, harm our operating results and financial condition.

●	Failure to comply with complex federal and state laws and regulations related to submission of claims for services can result in significant monetary damages and penalties and exclusion from the Medicare and Medicaid programs.

●	Our facilities are subject to potential claims for professional liability, including existing or potential claims based on the acts or omissions of third parties, which claims may not be covered by insurance.

●	Our success depends on our ability to attract and retain qualified healthcare professionals. A shortage of qualified healthcare professionals could weaken our ability to deliver healthcare services.

●	A significant portion of our net revenues is dependent on Medicare and Medicaid payments and possible reductions in Medicare or Medicaid payments or the implementation of other measures to reduce reimbursements may reduce our revenues.

●	Failure to timely or accurately bill for our services could have a material adverse effect on our business.

●	Our operations may be adversely impacted by the effects of extreme weather conditions, natural disasters such as hurricanes and earthquakes, hostilities or acts of terrorism and other criminal activities.

●	Increased competition, including price competition, could have a material adverse impact on our net revenues and profitability.

●	Sustained inflation and staffing shortages could increase our costs of operations.

●	Failure to maintain the security of patient-related information or compliance with security requirements could damage the Company’s reputation with patients and cause it to incur substantial additional costs and to become subject to litigation.

●	Failure of the Company to comply with emerging electronic transmission standards could adversely affect our business.

●	Compliance with the HIPAA security regulations and privacy regulations may increase the Company’s costs.

●	Health care reform and related programs (e.g. Health Insurance Exchanges), changes in government payment and reimbursement systems, or changes in payer mix, including an increase in capitated reimbursement mechanisms and evolving delivery models, could have a material adverse impact on the Company’s net revenues, profitability and cash flow.

●	Adverse results in material litigation matters or governmental inquiries could have a material adverse effect upon the Company’s business and financial condition.

●	Failure in the Company’s information technology systems or delays or failures in the development and implementation of updates or enhancements to those systems could significantly delay billing and otherwise disrupt the Company’s operations or patient relationships.

●

Increasing health insurance premiums and co-payments or high-deductible health plans may cause individuals to forgo health insurance and avoid medical attention, either of which may reduce demand for our products and services.

●	Our healthcare operations are dependent on the local economies and the surrounding areas in which they operate and are concentrated in Tennessee. A significant deterioration in those economies could cause a material adverse effect on our businesses.

Risks Related to Our Life Science Services Business

●	Our Life Science Services operations are subject to government regulation, and failure to comply with applicable laws and regulations could adversely affect our business.

●	Vector’s international sourcing activities subject us to additional regulatory and operational risks.

●	Vector’s business depends on relationships with specimen providers, and disruptions to those relationships could adversely affect our operations.

●	Vector operates in a competitive biospecimen sourcing market.

●	Ethical or compliance failures in specimen sourcing could harm our reputation.

●	Quality control issues could adversely affect our business.

●	We may face liability related to the specimens we distribute.

●	Privacy and data protection laws may apply to aspects of our business.

●	We recently acquired Vector and may not be able to successfully integrate its operations or realize the anticipated benefits of the acquisition.

●	The sellers of Vector have a right to repurchase the business under certain circumstances, which could result in the loss of our investment.

●	We may be required to pay significant earnout consideration to the sellers of Vector, which could adversely affect our financial condition and dilute our existing stockholders.

●	Our business relies on third-party logistics providers.

●	We may face customer and supplier concentration risk.

●	Our growth strategy may involve acquisitions.

●	Our Life Science Services segment may require additional capital.

Risks Related to Owning Our Securities

●

Our Class A Common Stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

●

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that investors may have difficulty reselling their shares and may cause the price of the shares to decline.

●	Our stock may be traded infrequently and in low volumes, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell your shares.

●

There currently is no active public market for our Common Stock and there can be no assurance that an active public market will ever develop. Failure to develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your shares.

●	The public market for our securities is volatile. This may affect not only the ability of our investors to sell their securities, but the price at which they may sell their securities.

●

Our common stock is subject to substantial dilution by conversions or exercises of outstanding convertible preferred stock, convertible notes, common stock warrants and other securities into common stock.

●

If we issue additional shares of our common stock or convertible equity or debt in the future, whether in connection with a financing or in exchange for services or rights, it will result in dilution of our existing stockholders.

●	FINRA has refused to process our proposed reverse stock split and our appeal of that determination may not be successful.

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

We have not been profitable since our inception in 2019. As of December 31, 2025, we had a working capital deficit of $25.5 million. We incurred net losses attributable to FOXO of $12.4 million and $12.4 million in the years ended December 31, 2025 and 2024, respectively. We expect we will require significant capital in connection with our efforts, and we will be required to continue to make significant investments to further develop and expand our businesses. In addition, to the extent our business activity increases as we expect, we will need to increase our headcount in the coming years. Despite these investments, we may not succeed in increasing our revenue on the timeline that we expect or in an amount sufficient to lower our net loss and ultimately become profitable. Moreover, if our revenue does not increase, we may not be able to reduce costs in a timely manner because many of our costs are fixed, at least in the short term. Accordingly, we may not achieve or maintain profitability and we may continue to incur significant losses in the future.

We do not have adequate cash resources to fund our operations through December 2026 and beyond and we will require additional capital to grow our businesses, which may not be available on terms acceptable to us or at all.

Our present capital is insufficient to meet operating requirements and corporate overhead, or to cover losses, and therefore we need to raise additional funds through financings to execute on our business plans. Many factors will affect our capital needs as well as their amount and timing, including our growth and profitability as well as market disruptions and other developments. We have taken various actions to bolster our cash position, including raising funds through the transactions described herein and conserving cash by issuing the shares of Class A Common Stock in satisfaction of outstanding amounts payable by us to various parties. Based on the size of our current operations, we do not have sufficient capital to fund our corporate overhead for at least 12 months from the date hereof. We will need additional financing or other increase in our cash and cash equivalents balance to enable us to fund our operations through 2026 and beyond.

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

Our ability to raise additional funds in the short term will depend on financial, economic and market conditions and the willingness of potential investors or lenders to provide funding, all of which are outside of our control, and we may be unable to raise financing in the short term, or on terms favorable to us, or at all. Furthermore, significant volatility in the capital markets has had, and could continue to have, a negative impact on the price of the Class A Common Stock and could adversely impact our ability to raise additional funds.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements, which could limit our ability to raise additional capital and thereby materially adversely impact our business.

Our audited financial statements for the years ended December 31, 2025 and 2024 were prepared assuming that we will continue as a going concern. Primarily, as a result of our losses, limited working capital, debt obligations and significant operating costs expected to be incurred in the next twelve months, the report of our independent registered public accounting firm included elsewhere in this Annual Report contains an explanatory paragraph on our financial statements stating there is substantial doubt about our ability to continue as a going concern. Such an opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. There is no assurance that sufficient financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may also make it more difficult to operate our business due to concerns about our ability to meet our contractual obligations.

If we are unable to secure additional capital in the short term, we may be required to further curtail our business initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. to the accompanying financial statements do not include any adjustments that may be necessary should we be unable to continue as a going concern.

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

We have not been able to access the operating capital available under the Strata Purchase Agreement because current market conditions, including the low trading price and limited trading volume of our Class A Common Stock, have prevented us from satisfying the contractual conditions required for draws under that agreement.

Pursuant to the terms of a Strata Purchase Agreement (the “Strata Purchase Agreement”) dated October 13, 2024 with ClearThink Capital Partners, LLC (“ClearThink”), as amended and as supplemented by that certain Supplement to Strata Purchase Agreement dated as of October 13, 2023 with ClearThink (the “Strata Supplement,” together, with the Strata Purchase Agreement, the “Purchase Agreement”), ClearThink has agreed to purchase up to $5.0 million of shares of our Class A Common Stock over a 24-month period. Despite having an effective registration statement, we have not been able to access the operating capital available under the Strata Purchase Agreement because current market conditions, including the low trading price and limited trading volume of our Class A Common Stock, have prevented us from satisfying the contractual conditions required for puts under that agreement. A continuation of these market conditions could prevent us from accessing the capital we need to continue our operations, which could have an adverse effect on our business.

We have a substantial amount of intangible assets and goodwill and we have been, and may in the future be, required to write down the value of our intangible assets due to impairment, which could have a material adverse effect on our business, financial condition and results of operations.

We have a substantial amount of intangible assets and goodwill. We test the carrying value of intangible assets and goodwill for impairment at least annually and whenever events or circumstances indicate the carrying value may not be recoverable. Events and conditions that could result in impairment in the value of our intangible assets and goodwill include, but are not limited to, decisions to exit certain lines of business, significant negative industry or economic trends, significant decline in our stock price for a sustained period of time, significant decline in market capitalization relative to net book value, limited funding that could delay expansion efforts, and significant changes in the manner of use of the assets or the strategy for our overall business. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows.

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

We have experienced a number of recent changes to our senior management team, including the resignation of Mark White, our former Interim Chief Executive Officer, the appointment of Seamus Lagan, our current Chief Executive Officer, and the resignation of our former Chief Financial Officer, Sylwia Haumann, and the appointment of Celene Grant, our current Chief Financial Officer. There may be additional resignations and appointments in our senior management team in the future.

We believe that our future success is highly dependent on the efforts of Mr. Lagan. At present, we do not maintain key-man life insurance policies for him or for any key personnel. Changes in our senior management and uncertainty regarding any future changes may disrupt our operations and impair our ability to recruit and retain other needed personnel. Any such disruption or impairment could have an adverse effect on our business.

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

Based on the evaluation of our internal controls over financial reporting, we concluded that such controls were not effective as of December 31, 2025. In addition, based on the evaluation of our disclosure controls and procedures as of December 31, 2025, we concluded such controls were not effective. Due to the current size of our Company and our limited personnel, we may not be able to maintain effective internal control over financial reporting and disclosure controls and procedures in the future.

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

We have substantial indebtedness many of which are in payment default, which may affect our operational and financial flexibility.

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

Our ability to meet our obligations depends on our future performance and capital-raising activities, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If our cash flow and capital resources prove inadequate to allow us to pay the principal and interest on our debt and meet our other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt, which we may be unable to do on acceptable terms, and forego attractive business opportunities. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.

Risks Related to Our Healthcare Operations

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

Risks Related to Our Life Science Services

Our Life Science Services operations are subject to government regulation, and failure to comply with applicable laws and regulations could adversely affect our business.

Vector’s operations are subject to a variety of federal, state, local, and international laws and regulations governing the handling, transportation, import, and export of biological materials, workplace safety requirements, and privacy and data protection.

These regulatory frameworks include, among others:

●	regulations governing the transportation of biological materials issued by the U.S. Department of Transportation

●	International Air Transport Association regulations governing the shipment of biological substances by air

●	import permit and inspection requirements administered by the Centers for Disease Control and Prevention and other regulatory authorities

●	occupational safety requirements administered by the Occupational Safety and Health Administration

●	federal and state laws governing privacy and data protection

Compliance with these requirements may be complex and may require ongoing monitoring of regulatory developments. Failure to comply with applicable laws and regulations could result in fines, penalties, shipment delays, operational restrictions, or reputational harm, any of which could adversely affect our business, financial condition, and results of operations.

Vector’s international sourcing operations subject us to additional regulatory, legal, and operational risks.

Vector sources certain biological specimens through relationships with clinical institutions and specimen providers located outside the United States, including partners in India and Latin America.

International sourcing activities may expose us to risks, including:

●	compliance with differing regulatory requirements in multiple jurisdictions

●	export controls or import permit requirements affecting biological materials

●	regulatory requirements relating to ethical sourcing and donor consent

●	limitations on the transfer of biological materials across national borders

●	trade restrictions, tariffs, or other barriers to international commerce

●	political or economic instability in foreign jurisdictions

●	currency exchange fluctuations

●	difficulties enforcing agreements or collecting receivables in foreign jurisdictions

●	language and cultural differences that may complicate business operations

Any failure to effectively manage these risks could limit our ability to source biological specimens internationally or increase our operating costs.

Our business depends on relationships with specimen providers, and disruptions to those relationships could adversely affect our operations.

Vector’s business model relies on establishing and maintaining relationships with collection centers, hospitals, laboratories, and other specimen providers that supply biological materials used in research. If these relationships are disrupted or if specimen providers fail to comply with applicable legal, ethical, or quality standards, our ability to source biological specimens could be adversely affected. In addition, competition for access to certain types of specimens, particularly rare-disease samples, may increase the cost of obtaining them or limit the availability of specimens needed to fulfill customer requests. If we are unable to secure sufficient specimen supply, we may be unable to meet customer demand, which could adversely affect our revenues and reputation.

Vector operates in a competitive biospecimen sourcing market.

The market for biological specimens used in research is competitive and fragmented. Participants in this market include specialized biospecimen suppliers, contract research organizations, academic medical centers, biobanks, and research institutions. Some of these competitors may have greater financial resources, larger specimen inventories or more established relationships with research institutions and pharmaceutical companies. In addition, some research organizations may choose to source specimens directly through clinical institutions rather than through third-party suppliers. If we are unable to compete effectively with other specimen suppliers, our ability to attract and retain customers may be adversely affected.

Ethical or compliance failures in specimen sourcing could harm our reputation.

The sourcing of human biological specimens involves ethical, legal and regulatory considerations, including obtaining appropriate donor consent and protecting donor privacy. Vector relies on specimen providers and clinical partners to obtain specimens in accordance with applicable laws, institutional policies, and ethical guidelines. If a specimen provider fails to comply with applicable consent requirements, privacy protections, or other regulatory obligations, Vector could face reputational harm, regulatory scrutiny, or legal claims. Even allegations of improper specimen sourcing practices could damage our relationships with customers, partners, and regulators.

Quality control issues could adversely affect our business.

Vector’s customers rely on the quality and integrity of biological specimens supplied for research purposes. Specimens must be properly handled, preserved, labeled, and transported in order to maintain their scientific usefulness. Quality failures, including specimen misidentification, contamination, improper storage conditions, or shipping delays, could result in unusable specimens, customer dissatisfaction, or contractual disputes. Maintaining quality standards requires ongoing investment in training, quality assurance procedures, and logistics management.

We may face liability related to the specimens we distribute.

Vector distributes biological specimens to pharmaceutical, biotechnology, device manufacturers, and research institutions. If specimens are alleged to have been improperly handled, mislabeled, or otherwise defective, Vector could face breach-of-contract claims, product-liability claims, or other legal disputes. Although we maintain insurance coverage intended to address certain liabilities, such insurance may not fully cover all potential claims. Any significant claim or series of claims could result in substantial costs and reputational harm.

Privacy and data protection laws may apply to aspects of our business.

Vector may receive certain information associated with biological specimens supplied through its partners. Applicable privacy laws may govern the handling of personal information associated with such specimens. These laws may include the Health Insurance Portability and Accountability Act in the United States, as well as various state and international data protection regulations. Vector generally seeks to limit the receipt of personally identifiable information and works with de-identified specimen data whenever possible. Failure to comply with applicable privacy laws could result in regulatory enforcement actions, fines or reputational harm.

We recently acquired Vector and may not be able to successfully integrate its operations or realize the anticipated benefits of the acquisition.

We acquired Vector on September 19, 2025. The acquisition of Vector, and any future acquisitions in the biospecimen sourcing sector, involve numerous risks, including:

●	difficulties integrating operations, systems, technologies, and personnel;

●	diversion of management’s attention from other business concerns;

●	failure to retain key employees, customers, or suppliers of the acquired business;

●	assumption of unknown or contingent liabilities;

●	exposure to legal claims arising from the past operations of the acquired business;

●	failure to realize anticipated synergies, cost savings, or revenue growth;

●	difficulties in applying our internal controls and procedures to the acquired business;

●	impairment charges if the acquisition does not perform as expected; and

●	failure to achieve the revenue targets required for earnout payments, or disputes regarding earnout calculations.

If we are unable to successfully integrate Vector’s operations or achieve the anticipated benefits of the acquisition, our business, financial condition and results of operations could be materially adversely affected.

The sellers of Vector have a right to repurchase the business under certain circumstances, which could result in the loss of our investment.

Pursuant to the Stock Purchase Agreement pursuant to which we acquired Vector, the sellers have the right, but not the obligation, to repurchase the shares of Vector under certain limited circumstances at fair market value as determined by a third party and subject to a floor. If the sellers exercise this repurchase right, we would lose our investment in Vector and the anticipated benefits of the acquisition, which could have a material adverse effect on our business, financial condition and results of operations.

We may be required to pay significant earnout consideration to the sellers of Vector, which could adversely affect our financial condition and dilute our existing stockholders.

Pursuant to the Stock Purchase Agreement, we may be required to issue to the sellers of Vector up to 80,000 shares of Series E Preferred Stock (with a stated value of $25.00 per share, or $2,000,000 in the aggregate) if Vector achieves at least $4,000,000 of Qualifying Revenue during the 12-month period between the first and second anniversary of the closing. At December 31, 2025, based on current financial projections, we have recorded $500,000 of this earnout as a contingent purchase price obligation in our consolidated financial statements. In addition, if a Change of Control of the Company occurs prior to the two-year anniversary of the closing, all of the up to 80,000 shares of Series E Preferred Stock will be issued to the sellers. Any additional potential earnout obligation could require us to issue additional shares of preferred stock, which would dilute our existing stockholders and could adversely affect our financial condition. In addition, the earnout obligation could create pressure to achieve revenue targets that may not be achievable or may require us to take actions that are not in the long-term best interests of the Company.

Our business relies on third-party logistics providers.

Vector relies on third-party shipping and logistics providers to transport biological specimens to customers. Disruptions affecting transportation providers, including weather events, supply chain disruptions, labor issues or operational failures, could delay specimen shipments or prevent timely delivery to customers. Delays in specimen delivery may render specimens unusable for research purposes and could result in lost revenue or damage to customer relationships.

We may face customer and supplier concentration risk.

A limited number of customers and suppliers may account for a significant portion of Vector’s revenues during certain periods. The loss of one or more significant customers or suppliers or a reduction in purchasing activity by those customers could adversely affect our revenues and operating results.

Our growth strategy may involve acquisitions.

We may pursue acquisitions of businesses that complement our Life Science Services segment.

Acquisitions involve risks, including:

●	integration challenges

●	diversion of management attention

●	retention of key employees or customers

●	assumption of unknown liabilities

If we are unable to successfully integrate acquired businesses or realize anticipated benefits, our financial performance could be adversely affected.

Our Life Science Services operations may require additional capital.

Expansion of our Life Science Services business may require additional investment, including investments in technology, logistics capabilities, and business development activities. If sufficient capital is not available on acceptable terms, our ability to expand the business may be limited.

Risks Related to Owning Our Securities

Our Common Stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that investors may have difficulty reselling their shares and may cause the price of the shares to decline.

Our shares of Common Stock qualify as penny stocks and are covered by Section 15(g) of the Exchange Act which imposes additional sales practice requirements on broker/dealers who sell our securities in this offering or in the aftermarket. In particular, prior to selling a penny stock, broker/dealers must give the prospective customer a risk disclosure document that: contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; contains a description of the broker/dealers’ duties to the customer and of the rights and remedies available to the customer with respect to violations of such duties or other requirements of Federal securities laws; contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask prices; contains the toll free telephone number for inquiries on disciplinary actions established pursuant to section 15(A)(i); defines significant terms used in the disclosure document or in the conduct of trading in penny stocks; and contains such other information, and is in such form (including language, type size, and format), as the SEC requires by rule or regulation. Further, for sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement before making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent reselling of shares and may cause the price of the shares to decline.

Our stock may be traded infrequently and in low volumes, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell your shares.

Until our common stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq, we expect our common stock to remain eligible for quotation on the OTC Markets, or on another over-the-counter quotation system. In those venues, however, the shares of our Common Stock may trade infrequently and in low volumes, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. An investor may find it difficult to obtain accurate quotations as to the market value of our Common Stock or to sell his or her shares at or near bid prices or at all. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our Common Stock, which may further affect the liquidity of our Common Stock. This would also make it more difficult for us to raise capital.

There currently is no active public market for our Common Stock and there can be no assurance that an active public market will ever develop. Failure to develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your shares.

There is currently no active public market for shares of our Common Stock, and one may never develop. Our Common Stock is quoted on the OTC Markets. The OTC Markets is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. We may not ever be able to satisfy the listing requirements for our Common Stock to be listed on a national securities exchange, which is often a more widely traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our Common Stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our Common Stock may not be sufficiently widely held; we may not be able to secure market makers for our Common Stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our Common Stock listed. Should we fail to satisfy the initial listing standards of the national exchanges, or our Common Stock is otherwise rejected for listing, and remains listed on the OTC Markets or is suspended from the OTC Markets, the trading price of our Common Stock could suffer and the trading market for our Common Stock may be less liquid and our common stock price may be subject to increased volatility, making it difficult or impossible to sell shares of our Common Stock.

The public market for our securities is volatile. This may affect not only the ability of our investors to sell their securities, but the price at which they can sell their securities.

Since the consummation of our business combination, the Class A Common Stock has traded as low as $0.0001 per share, and day-to-day trading has been volatile at times. This volatility may continue or increase in the future. The market price for the securities may be significantly affected by factors such as progress in the development of our technology, commercialization of our technology, variations in quarterly and yearly operating results, general trends in the life insurance industry, and other uncertainties further described in this section. Furthermore, recently the stock market has experienced extreme price and volume fluctuations that are unrelated or disproportionate to the operating performance of the affected companies, such as the market reactions to internet marketed ‘short squeezes’, the coronavirus outbreak and recent macroeconomic factors such as inflationary pressures and higher interest rates. Such broad market fluctuations may adversely affect the market price of our securities.

Our common stock is subject to substantial dilution by conversions or exercises of outstanding convertible preferred stock, convertible notes payable, common stock warrants and other securities into common stock.

The Company has outstanding convertible preferred stock, convertible notes payable, common stock warrants, and stock options. Conversions of the convertible preferred stock and convertible notes payable and exercise of the warrants could result in substantial dilution of our common stock and a decline in its market price. In addition, the terms of certain of convertible preferred stock and convertible notes payable issued by us provide for reductions in the per share conversion prices of the preferred stock and the per share exercise prices of the warrants (if applicable and subject to a floor in certain cases), in the event that we issue common stock or common stock equivalents (as that term is defined in the agreements) at an effective conversion/exercise price that is less than the then exercise/conversion prices of the outstanding preferred stock or convertible debentures, as the case may be. These provisions, as well as the issuances of convertible preferred stock convertible notes payable with conversion prices that vary based upon the price of our common stock on the date of conversion, have resulted in significant dilution of our common stock and have given rise to reverse splits of our common stock.

The following table presents the dilutive effect of our various potential shares of common stock as of December 31, 2025:

December 31, 2025
Shares of common stock outstanding	2,495,660,151
Dilutive potential shares:
Convertible preferred stock	281,399,438,392
Convertible notes payable	15,382,610,000
Vector Warrants	386,847,195
Public and Private Warrants	52,155
Common stock options	300
Total potentially dilutive shares of common stock, including outstanding common stock	299,664,608,193

If we issue additional shares of our common stock or convertible equity or debt in the future, whether in connection with a financing or in exchange for services or rights, it will result in the dilution of our existing stockholders.

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

FINRA has refused to process our proposed reverse stock split and our appeal of that determination may not be successful.

On September 25, 2025, the Company submitted a Company-Related Notification to FINRA’s Department of Market Operations in connection with a proposed reverse stock split. On March 6, 2026, the Department issued a deficiency notice pursuant to FINRA Rule 6490(d)(3), determining that the Company’s corporate action submission would not be processed.

The Department’s determination was based, in part, on a pending SEC civil action against the managing partner of an institutional investor that holds shares of the Company’s Series A Preferred Stock, as well as the Department’s view that, upon conversion of such preferred stock, the investor could own approximately 95% of the Company’s outstanding common stock, without giving effect to the beneficial ownership limitations contained in the terms of such securities.

The Company disagrees with the Department’s determination and, on March 12, 2026, filed a Notice of Appeal. The appeal will be considered by a subcommittee of FINRA’s Uniform Practice Code Committee, and the subcommittee’s determination will constitute final action within FINRA. The appeal is currently pending, and FINRA has scheduled a review date of April 27, 2026. There can be no assurance that the appeal will be successful.

If the appeal is unsuccessful, the Company may need to pursue alternative approaches to address its capital structure. In addition, the inability to complete the reverse stock split may limit the Company’s ability to access capital, including under its existing $5.0 million equity line of credit, which could materially adversely affect the Company’s liquidity and its ability to execute its business plan.

Under FINRA Rule 6490, FINRA’s Department of Market Operations may refuse to process corporate action requests, including reverse stock splits, if persons connected to the issuer or the corporate action, including shareholders, are the subject of pending regulatory actions or investigations related to fraud or securities law violations. As demonstrated by FINRA’s March 2026 deficiency notice regarding our proposed reverse stock split, the Company may be adversely affected by regulatory proceedings involving third-party holders of our securities, even where the Company itself is not a party to or the subject of such proceedings and has no ability to control the conduct or status of those proceedings. Our capital structure includes multiple series of convertible preferred stock held by institutional and other investors, and we cannot assure you that current or future regulatory actions involving any such holders will not result in similar impediments to our ability to process corporate actions through FINRA, maintain orderly trading of our securities on the OTC Markets, or take other steps necessary to manage our capital structure. Any such impediments could materially and adversely affect our business, financial condition, and the trading price and liquidity of our Class A Common Stock.

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

Item 2. Properties

The table below summarizes certain information as to our principal facilities (we do not own any real property):

Location	Purpose	Type of Occupancy
Oneida, Tennessee	Behavioral Treatment Facility	Leased through June 2026 with four annual options to renew for an additional year

Oneida, Tennessee	Acute Care Hospital/Medical Office Building	Leased through June 2026 with four annual options to renew for an additional year
Farragut, Tennessee	Healthcare Regional Office	Month-to-month lease

Stoughton, Massachusetts	Life Science Services Office	Month-to-month lease

West Palm Beach, Florida	Corporate Office	Month-to-month lease

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

On May 28, 2024, the Company entered into an Exchange Agreement, as amended, with Smithline, terminating on February 23, 2025. On June 10, 2025, the Exchange Agreement, as amended, was amended for a second time to increase the number of shares of the Company’s Class A Common Stock issuable to Smithline under the agreement. Pursuant to the amended Exchange Agreement, Smithline exchanged Assumed Warrants to purchase up to 15,704 shares, as adjusted, of the Company’s Common Stock, for the right to receive up to 2,588,805 shares of the Company’s Class A Common Stock (the “Rights Shares”), subject to a 4.99% beneficial ownership limitation and issued without any restrictive legends. The Assumed Warrants, which are more fully discussed in Note 13, expired on February 23, 2025. As of August 26, 2025, the Company issued a total of 2,588,793 Rights Shares to Smithline, including 2,426,031 shares that were issued during the period from January 1, 2025 to August 26, 2025. On August 27, 2025, the Exchange Agreement was again amended to provide that the balance owed to Smithline on that date of $97,937 be paid in cash over a period of four months ending on November 27, 2025. The Company has made all payments under the amendment. Accordingly, as of December 31, 2025, the $2.3 million liability owed to Smithline has been satisfied in full.

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

Illumina Judgment

On June 21, 2024, Hennepin County District Court granted Illumina, Inc.’s Motion for Summary Judgment in the amount of $0.8 million against the Company. The Company has entered into a settlement agreement with Illumina on July 23, 2025 to settle this judgment over time. $100,000 was paid at the time of settlement and $723,065 is payable in five additional quarterly payments of $144,613 per payment. The Company is currently in default of its requirements for payment under the settlement agreement but believes this default will be rectified without repercussion when the Company secures additional capital.

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

In June 2025, func.media inc. filed a legal action in Minnesota seeking a total sum of $123,250. This amount is included as a liability in the Company’s financial statements. On October 16, 2025 the Company entered into a settlement agreement to pay $90,000 on an agreed payment schedule of $15,000 each month for six months as full resolution of this matter. If all payments are made when due all remaining amounts over $90,000 will be waived. The Company is currently in default of the payment schedule in the settlement agreement.

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

The table below sets forth for the periods indicated the quarterly high and low bid prices as reported by OTC Markets. Limited trading volume has occurred during these periods. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

2025	High	Low
Third Quarter	$0.3668	$0.0026
Fourth Quarter	$0.0034	$0.0001

Our common stock is considered to be penny stock under rules promulgated by the SEC. Under these rules, broker-dealers participating in transactions in these securities must first deliver a risk disclosure document which describes risks associated with these stocks, broker-dealers’ duties, customers’ rights and remedies, market and other information, and make suitability determinations approving the customers for these stock transactions based on financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing, provide monthly account statements to customers, and obtain specific written consent of each customer. With these restrictions, the likely effect of designation as a penny stock is to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and increase the transaction cost of sales and purchases of these stocks compared to other securities.

Dividends

We have not paid any cash dividends to date and we do not anticipate paying cash dividends in the foreseeable future, except for cash dividends on the Series E Preferred Stock. After payment of such cash dividends, it is the present intention of management to utilize any available funds for the development of our business.

Holders of Record

As of April 10, 2026, there were 65 active holders of record of shares of our Class A Common Stock. We believe a substantially greater number of beneficial owners hold shares of Class A Common Stock or Public Warrants through brokers, banks or other nominees.

Securities Authorized for Issuance under Equity Compensation Plan

For information regarding securities authorized for issuance under equity compensation plans, please refer to “Item 12-Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2025, holders of Series A Preferred Stock were issued an aggregate of 1,880,022,805 shares of Common Stock pursuant to the conversions of an aggregate of 753.3279 shares of Series A Preferred Stock.

During the quarter ended December 31, 2025, the Company issued 506,770,797 shares of its Class A Common Stock pursuant to the conversions of an aggregate of $161,373 of notes payable and accrued interest.

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

Overview

As of December 31, 2025, FOXO owns and operates four principal subsidiaries.

Myrtle Recovery Centers, Inc., (“Myrtle”) a 30-bed behavioral health facility in East Tennessee. Myrtle provides inpatient services for detox and residential treatment and outpatient services for medication assisted treatment (“MAT”) and OBOT Programs.

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

Our Business Segments

The Company manages and classifies its business into three reportable business segments: (i) Healthcare, (ii) Life Science Services and (iii) Labs.

●	Healthcare - The Company’s healthcare segment began with the acquisition of Myrtle on June 14, 2024 and includes RCHI, which was acquired on September 10, 2024. Myrtle offers behavioral health services, primarily substance use disorder treatments and services that are provided on either an inpatient, residential basis or an outpatient basis. RCHI’s hospital, BSF, has 25 inpatient beds, and a 24/7 emergency department and provides ancillary services, including laboratory, radiology, respiratory and pharmacy services. BSF is designated as a Critical Access Hospital (rural) hospital.

●	Life Science Services – The Company’s Life Science Services segment began with the acquisition of Vector on September 19, 2025. Vector is an information, data and biospecimen sourcing provider serving the biotechnology, clinical research and pharmaceutical research industries.

●	Labs - The Company’s Labs segment is commercializing proprietary epigenetic biomarker technology. The Company’s innovative biomarker technology enables the adoption of new saliva-based health and wellness biomarker solutions. The Company’s research demonstrates that epigenetic biomarkers, collected from saliva, provide measures of individual health and wellness for the factors used in life insurance underwriting traditionally obtained through blood and urine specimens.

Reverse Stock Splits

On April 17, 2025, the Company’s board of directors (pursuant to a previously-obtained shareholder approval) approved the First Reverse Stock Split. The First Reverse Stock Split was effective at 4:01 p.m., Eastern Time, on April 28, 2025. Trading reopened on April 29, 2025, which is when the Company’s Class A Common Stock began trading on a post reverse stock split basis.

On July 17, 2025, the Company’s board of directors (pursuant to previously obtained shareholder approval) approved the Second Reverse Stock Split and together with the First Reverse Stock Split. The Second Reverse Stock Split was effective at 4:01 p.m., Eastern Time, on July 27, 2025. Trading reopened on July 28, 2025, which is when the Company’s Class A Common Stock began trading on a post reverse stock split basis.

All share amounts herein have been adjusted to reflect the reverse stock split.

On September 2, 2025, RHI, a shareholder representing a majority of the voting control of the Company, approved a proposal to amend our Certificate of Incorporation to effect a reverse stock split of our issued and outstanding Common Stock any time before July 31, 2026, at a ratio ranging from one-for-ten (1:10) to one-for-five hundred (1:500) with the exact ratio within such range to be determined at the sole discretion of the Company’s Board of Directors, without further approval or authorization of our stockholders before the filing of an amendment to the Certificate of Incorporation effecting the proposed reverse split. The Company has filed an Information Statement on Schedule 14C with the SEC with respect to the matters approved by the Majority Stockholder and has mailed the definitive Information Statement on Schedule 14C to its stockholders of record as of the record date.

On September 25, 2025, the Company submitted a Company-Related Notification to FINRA’s Department of Market Operations in connection with a proposed reverse stock split. On March 6, 2026, the Department issued a deficiency notice pursuant to FINRA Rule 6490(d)(3), determining that the Company’s corporate action submission would not be processed.

The Department’s determination was based, in part, on a pending SEC civil action against the managing partner of an institutional investor that holds shares of the Company’s Series A Preferred Stock, as well as the Department’s view that, upon conversion of such preferred stock, the investor could own approximately 95% of the Company’s outstanding common stock, without giving effect to the beneficial ownership limitations contained in the terms of such securities.

The Company disagrees with the Department’s determination and, on March 12, 2026, filed a Notice of Appeal. The appeal will be considered by a subcommittee of FINRA’s Uniform Practice Code Committee, and the subcommittee’s determination will constitute final action within FINRA. The appeal is currently pending, and FINRA has scheduled a review date of April 27, 2026. There can be no assurance that the appeal will be successful.

If the appeal is unsuccessful, the Company may need to pursue alternative approaches to address its capital structure. In addition, the inability to complete the reverse stock split may limit the Company’s ability to access capital, including under its existing $5.0 million equity line of credit, which could materially adversely affect the Company’s liquidity and its ability to execute its business plan.

Acquisitions

Stock Exchange Agreements with RHI

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

Acquisition of RCHI and Its Subsidiary SCCH Under the Second Stock Exchange Agreement with RHI, as Amended and Restated

The second agreement with RHI, also dated June 10, 2024, (the “RCHI Agreement”) provided for the RHI to exchange all of the outstanding shares of its subsidiary RCHI, including SCCH, for 20,000 shares of the Company’s to be authorized Series A Preferred Stock. On September 10, 2024, the parties to the RCHI Agreement entered into an Amended and Restated Securities Exchange Agreement (the “Amendment”) which revised the consideration payable to RHI from shares of Series A Preferred Stock to $100. In addition, RCHI issued to the RHI a senior secured note in the principal amount of $22.0 million the “RCHI Note”) (subject to adjustment). The RCHI Note had a maturity date of September 10, 2026 and accrued interest on any outstanding principal amount at the rate of 8% per annum for the first six months, increasing to 12% per annum thereafter. After maturity, interest accrued at a rate of 20% per annum. The RCHI Note required principal repayments equal to 10% of the free cash flow (net cash from operations less capital expenditures) from RCHI and SCCH.

The RCHI Note was guaranteed by the Company and SCCH, pursuant to the terms of a Guaranty Agreement (the “Guaranty”). The RCHI Note was also secured by the assets of RCHI and Scott County pursuant to a Security and Pledge Agreement (the “RCHI Pledge Agreement”) and by the “Collateral” owned by the Company as provided in the Security and Pledge Agreement with FOXO (the “FOXO Pledge Agreement”). The Amendment also provided that RHI may at any time request that the Company seek approval of its shareholders of the issuance of its Class A Common Stock upon conversion in full of the shares of the Company’s Series A Preferred Stock issuable upon exchange of the RCHI Note. At any time after receipt of such approval, RHI had the option to exchange, in whole or in part, the RCHI Note for shares of the Company’s Series A Preferred Stock. Upon any such exchange, RHI would receive the equivalent of $1.00 stated value of the Company’s Series A Preferred Stock for each $1.00 of the aggregate of principal and accrued and unpaid interest, liquidated damages and/or redemption proceeds (or any other amounts owing under the RCHI Note) being exchanged. On December 5, 2024, the Company and RCHI entered into an Exchange Agreement (the “Exchange Agreement”) with RHI. Pursuant to the Exchange Agreement, $21.0 million of the principal balance of the RCHI Note was exchanged for 21,000 shares of the Company’s Series A Preferred Stock with a stated value of $21.0 million. Upon the closing of the Exchange Agreement, RCHI executed a senior secured promissory note payable to RHI (the “New RCHI Note”) in the principal amount of $1.0 million, with similar terms to the RCHI Note. At December 31, 2025, the New RCHI Note is in default and the Company is in discussions with RHI about extending the maturity date of the note.

Pursuant to the RCHI SEA, in the event that the Company, at any time after June 10, 2024, the date specified in the RCHI SEA, and during the twelve months thereafter, entered into any agreement or settlement agreement with any pre-existing holder of debt or other liability owed by the Company above $5.0 million (cumulative) then the consideration payable shall increase on a dollar for dollar basis for the aggregate settlement amount above $5.0 million. As of the September 10, 2024 acquisition date, the full scope of the Company’s obligations to pre-existing debt holders or other creditors was not determinable, as negotiations with creditors and debt holders remained open and unresolved. As of September 10, 2025, which was one year from the date of the RCHI acquisition, the Company had fully settled approximately $6.0 million of cumulative debts and other liabilities above $5.0 million. Accordingly, during the year ended December 31, 2025, the Company issued a $1.0 million note payable to RHI (the “Additional RCHI Note”) and the Company issued to RHI 5,000 shares of its Series A Preferred Stock with a stated value of $5.0 million. The additional consideration owed of $6.0 million was recorded as additional goodwill. In addition, the Company has agreed to extend the period for settlement of qualifying debt and other liabilities that are not yet settled or quantified through June 30, 2026. In the fourth quarter of 2025, the Company settled an additional $0.1 million of qualifying debt and other liabilities. Since this settlement was made after the end of the one-year measurement period of September 10, 2025, but prior to the end of the extension period of June 30, 2026, the Company recorded the additional amount as an expense in the consolidated statement of operations and a related party loan to RHI in the consolidated balance sheet at December 31, 2025. The Company cannot estimate the settlement amount of additional liabilities that existed at June 10, 2024 and that may be settled through the extension period of June 20, 2026 because of ongoing negotiations that remain unresolved. Any additional amount will be recorded as an additional expense in the consolidated statement of operations and as an additional liability to RHI.

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

Acquisition of Vector Under Stock Purchase Agreement

On September 9, 2025, the Company entered into the Stock Purchase Agreement with Vector, (the “Vector SPA”), between the stockholders (each, a “Seller,” or, together, the “Sellers”) owning all of the issued and outstanding equity securities of Vector (the “Purchased Shares”) and FOXO Acquisition Corporation, a Florida corporation and wholly-owned subsidiary of the Company (“FAC”), (the “Vector Acquisition”). Pursuant to the SPA, upon closing on September 19, 2025, the Sellers exchanged the Purchased Shares for (i) $500,000 in cash, (ii) 60,000 shares of the Company’s Series E Cumulative Redeemable Secured Preferred Stock (the “Series E Preferred Stock”) with a stated value of $25.00 per share, or a total stated value of $1,500,000, (iii) 386,847,195 three year warrants to purchase shares of the Company’s Class A Common Stock with an exercise price of $0.00517 per share (the “Vector Warrants”), which was equal to the closing price of the Company’s Class A Common Stock on the trading day immediately prior to closing, plus 10%, (subject to adjustment) valued at $769,826 and (iv) up to 80,000 shares of Series E Preferred Stock to be issued to the Sellers on or before 120 days after the two-year anniversary of the closing; provided that, such shares will only be issued in the event that the Qualifying Revenue (as defined in the Vector SPA) of the Business (as defined in the Vector SPA) during the 12-month period between the first and second anniversary of the closing are at least $4,000,000; provided, further, that in the event that less than $4,000,000 of Qualifying Revenues are actually collected by Vector on or before 90 days after the second anniversary of the closing, the number of shares of Series E Preferred Stock to be issued to the Sellers will be reduced by an amount equal to one share for each $25.00 of Qualifying Revenues less than $4,000,000 collected by such date; and, provided, further, if a Change of Control (as defined in the Vector SPA) of the Company occurs prior to the two-year anniversary of the closing, all of the up to 80,000 shares of Series E Preferred Stock will be issued to the Sellers as of the date of such Change of Control. Pursuant to the Vector SPA, the Sellers have the right, but not obligation, to repurchase the Purchased Shares under certain limited circumstances at fair market value as determined by a third party and subject to a floor. As of December 31, 2025, the Company has recorded $500,000 of additional contingent purchase price consideration, which amount was based on the estimated value of additional shares of Series E Preferred Stock that will be owed pursuant to current projections of Qualifying Revenue.

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

KR8 Termination Agreement

On December 6, 2024, we entered into the Termination Agreement with KR8, pursuant to which 3,000 shares (the “KR8 Shares”) of our Series D Cumulative Convertible Redeemable Preferred Stock (“Series D Preferred Stock”) were issued to KR8 as full and final satisfaction of approximately $3.0 million owed to KR8 and the Master Software and Services Agreement with KR8 dated January 12, 2024, as amended (the “MSSA”), was terminated (the “KR8 Termination Agreement”). The Series D Preferred Stock have no voting rights and conversion to common stock by KR8 is subject to relevant approvals from NYSE and shareholders. The Termination Agreement closed on December 6, 2024. Effective December 6, 2024, the Company and KR8 entered into Amendment No. 1 to the KR8 Termination Agreement, which clarifies that the KR8 Termination Agreement did not terminate the MSSA but terminated the financial obligations of the Company under the MSSA.

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

We plan to grow this division by expansion of services at its BSF campus and acquisitions in targeted areas.

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

We plan to grow this division by organic expansion of the current business and acquisition of similar or complementary businesses.

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

The Board of Directors continues to consider its options for this division of our business. While there is significant opportunity to monetize and grow the epigenetics business the Company cannot pursue these opportunities until it secures required capital. Intangible assets in this division have been impaired to zero as there currently is no timeline for getting a revenue generating product to market. We believe significant value could be achieved by launching an interpretation product in partnership with nutrients providers for people to manage their diet and wellbeing but will also consider joint ventures or the sale of this business if viable.

Net Revenues

Healthcare generates revenues from hospital and ancillary services as well as substance abuse treatments, including inpatient and outpatient services. Life Science Services generates revenues from sales of biological materials, such as blood and urine to the pharmaceutical and biotechnology research sectors. Labs currently recognizes revenues from collecting a royalty from Illumina, Inc. related to the sales of the Infinium Mouse Methylation Array.

Results of Operations

Years Ended December 31, 2025 and 2024

	December 31,		Change in	Change in
	2025	2024	$	%
Net revenues	$16,367,617	$4,051,601	$12,316,016	303.98%
Operating expenses:
Direct costs of revenues	8,328,614	2,484,361	5,844,253	235.24%
Research and development	182,498	312,267	(129,769)	-41.56%
Management contingent share plan expense (forfeitures), net	(173,048)	(56,231)	(116,817)	207.74%
Impairments of intangible assets	-	1,847,994	(1,847,994)	-100.00%
Goodwill impairment	7,000,000	-	7,000,000	0.00%
Selling, general and administrative expenses	11,358,767	7,225,124	4,133,643	57.21%
Total operating expenses	26,696,831	11,813,515	14,883,316	125.99%
Loss from operations	(10,329,214)	(7,761,914)	(2,567,300)	33.08%
Change in fair value of warrant liabilities	41,246	(32,425)	73,671	-227.20%
Interest expense	(3,434,005)	(3,910,340)	476,335	-12.18%
Gain (loss) from extinguishments of debt	1,863,834	(428,295)	2,292,129	-535.18%
Other non-operating expenses, net	(771,823)	(287,988)	(483,835)	168.01%
Loss before benefit for income taxes	(12,629,962)	(12,420,962)	(209,000)	1.7%
Income tax benefit	(182,831)	-	182,831	0.00%
Net loss, including noncontrolling interest	(12,447,131)	(12,420,962)	(26,169)	0.21%
Noncontrolling interest	16,741	14,573	2,168	14.88%
Net loss attributable to FOXO	(12,430,390)	(12,406,389)	(24,001)	0.19%
Deemed dividends	(21,673,282)	(1,073,993)	(20,599,289)	NM
Net loss to common stockholders	$(34,103,672)	$(13,480,382)	$(20,623,290)	152.99%

NM = Not Meaningful

Net revenues. Net revenues were $16.4 million for the year ended December 31, 2025, compared to $4.1 million for the year ended December 31, 2024 an increase of $12.3 million. Myrtle, acquired on June 14, 2024, contributed $1.6 million of the increase, RCHI, acquired on September 10, 2024, contributed $10.4 million of the increase and Vector, acquired on September 19, 2025, contributed $0.3 million of the increase. Labs net revenues were $13,923 and $32,640 for the years ended December 31, 2025 and 2024, respectively. Included in RCHI net revenues for the year ended December 31, 2025, were net revenues of $3.5 million from the State of Tennessee’s Hospital Improvement Plan (the “THIP”). The THIP is designed to increase revenues for hospitals serving TennCare patients.

Direct Costs of Revenues. Direct costs of revenues were $8.3 million for the year ended December 31, 2025, compared to $2.5 million of direct costs of revenues for the year ended December 31, 2024. Myrtle’s direct costs of revenues were $1.2 million, RCHI’s were $7.0 million and Vector’s were $0.1 million for the year ended December 31, 2025. Myrtle was acquired on June 14, 2024, RCHI was acquired on September 10, 2024 and Vector was acquired on September 19, 2025. Myrtle’s and RCHI’s direct costs for the year ended December 31, 2024 were $0.4 million and $2.1 million respectively.

Research and Development. Research and development expenses were $0.2 million or the year ended December 31, 2025, compared to $0.3 million for the year ended December 31, 2024. The decrease was due to research and development projects that were paused or that are no longer ongoing.

Management Contingent Share Plan. During the years ended December 31, 2025 and 2024, forfeitures of 168 and 620 unvested shares, respectively, that were previously granted under the Management Contingent Share Plan resulted in a net decrease of compensation expense under the plan of ($0.2) million and ($0.1) million, respectively.

Impairments of Intangible Assets. During the years ended December 31, 2025 and 2024, total impairment losses were $0 million and $1.8 million, respectively. The impairment loss recorded for 2024 consisted of $1.7 million for the Epigenetic APP and $0.2 for the methylation pipeline asset. In December 2024, the Company determined that the projected cash flows could no longer support the Epigenetic APP and the methylation pipeline asset.

Goodwill Impairment. During the year ended December 31, 2025, the Company recorded $7.0 million of goodwill impairment. No goodwill impairment was recorded in 2024. We determined that the goodwill recorded for SCCH was impaired as of December 31, 2025, based on our annual goodwill impairment testing in which we estimated fair value of the business using a discounted cash flow analysis of future projected cash flows.

Selling, General and Administrative. Selling, general and administrative expenses were $11.4 million for the year ended December 31, 2025, compared to $7.2 million for the year ended December 31, 2024. The increase of $4.2 million, or 48.49%, was driven by expenses associated with Myrtle acquired on June 14, 2024, RCHI acquired on September 10, 2024 and Vector acquired on September 19, 2025. In addition, Corporate’s selling, general and administrative expenses increased by $0.5 million in 2025 compared to 2024, which we attribute primarily to legal and insurance expenses, digital and website advertising, professional fees, rent and franchise taxes, offset by a decrease in payroll related expenses, among other items.

Change in Fair Value of Warrant Liability. The fair value of the warrant liability decreased by $41,246 and increased by $32,425 for the years ended December 31, 2025 and 2024, respectively. The changes in the fair values were due primarily to the changes in the quoted prices of the Public Warrants on the OTC Pink Marketplace.

Gain (Loss) from Extinguishment of Debt. During the year ended December 31, 2025, we exchanged $5.4 million of Senior PIK Notes, which included $1.9 million of accrued interest, for $3.5 million of stated value of our Series B Cumulative Convertible Redeemable Preferred Stock (“Series B Preferred Stock”) resulting in a gain of $1.9 million. The loss from extinguishment of debt for the year ended December 31, 2024 of $0.4 million, resulted from the exchange of $2.2 million of notes payable and $1.1 million of accounts payable for $3.7 million of stated value of our preferred stock.

Interest Expense. Interest expense was $3.4 million for the year ended December 31, 2025 compared to $3.9 million for the year ended December 31, 2024. The decrease was primarily attributable to a reduction of interest expense on the Senior PIK Notes that were exchanged for the Company’s Series B Preferred Stock in January 2025 and interest for the right-of-use operating lease obligation that is included in selling, general and administrative expenses in 2025. Partially offsetting these items, was additional interest expense on promissory notes.

Other Non-Operating Expenses, Net. Other non-operating expenses, net were $0.9 million for the year ended December 31, 2025, compared to other non-operating expenses, net of $0.3 million for the year ended December 31, 2024. The non-operating expenses, net in 2025 resulted primarily from $0.8 million of penalties and interest for nonpayment of payroll taxes, an $0.1 million of additional purchase price consideration for RCHI, partially offset by hospital cafeteria income of $0.2 million, among other items. The non-operating expenses, net in 2024 were attributable to $0.3 million of penalties and interest for nonpayment of payroll taxes, a $0.1 million loss on legal settlement, partially offset by cafeteria income of $0.1 million.

Income Tax Benefit. The $0.2 million income tax benefit in the year ended December 31, 2025, resulted from the release of $0.2 million of deferred tax valuation allowance due to the acquisition of Vector. We did not incur a benefit for income taxes in 2024.

Net Loss Attributable to FOXO. Net loss attributable to FOXO was $12.4 million for the year ended December 31, 2025 compared to a net loss attributable to FOXO of $12.4 million for the year ended December 31, 2024. The loss from operations was $10.3 million and $7.8 million for the years ended December 31, 2025 and 2024, respectively, or an increase of $2.5 million due primarily to the $7.0 million goodwill impairment in 2025 compared to an intangible asset impairment of $1.8 million in 2024. Excluding these asset impairments, the loss from operations decreased by $2.7 million for the year ended December 31, 2025 compared to 2024, which we attribute primarily to the $3.5 million of THIP net revenues recorded in the year ended December 31, 2025. Partially offsetting the net loss attributable to FOXO in the year ended December 31, 2025 was the $1.9 million gain from extinguishment of Senior PIK Notes in the 2025 period, compared to a loss from extinguishments of debt of $0.4 million in the 2024 period, a decrease of interest expense of $0.5 million and the gain from the change in fair value of warrants of $41,246 in 2025 period, partially offset by an increase in other non-operating expenses, net of $0.5 million in the year ended December 31, 2025 compared to 2024. We recorded deemed dividends in the year ended December 31, 2025 of $21.7 million resulting primarily from decreases in the floor conversion prices of our convertible preferred stock from floors ranging from $0.01 to $0.995 per share to $0.0001 per share. Deemed dividends in the year ended December 31, 2025 also resulted from the issuances of preferred stock, the conversion of and anti-dilution provisions of our Series C Cumulative Convertible Redeemable Preferred Stock (“Series C Preferred Stock”) and the triggers of the down-round provisions of the Assumed Warrants compared to deemed dividends of $1.1 million related to the triggers of the down-round provisions and extension of the Assumed Warrants during year ended December 31, 2024. The deemed dividends resulted in a net loss to common stockholders of $34.1 million and $13.5 million for the years ended December 31, 2025 and 2024, respectively.

Analysis of Segment Results:

The following is an analysis of our results by reportable segment for the year ended December 31, 2025 compared to the year ended December 31, 2024. The primary earnings/loss measure used for assessing reportable segment performance is segment income/loss defined as earnings/loss before interest, income taxes, and depreciation and amortization not associated with a specific segment. Segment income/loss by reportable segment also excludes corporate and other costs, including management, IT, and overhead costs. For further information regarding our reportable business segments, please refer to our consolidated financial statements and related notes included elsewhere in this Annual Report.

Healthcare

	Year ended December 31, 2025	Year Ended December 31, 2024	Change in $	Change in %
Total revenues	$16,086,099	$4,018,961	$12,067,138	300%
Operating expenses (1)	(25,010,019)	(5,732,626)	(19,277,393)	336%
Noncontrolling interest	16,741	14,573	2,168	15%
Segment Loss	$(8,907,179)	$(1,699,092)	$(7,208,087)	424%

(1)	Includes $7.0 million of goodwill impairment for the year ended December 31, 2025.

Net Revenues. Net revenues were $16.1 million for the year ended December 31, 2025 and include Myrtle’s net revenues of $2.2 million and RCHI’s net revenues of $13.9 million. Net revenues for the year ended December 31, 2024 of $4.0 million represent $0.6 million net revenues of Myrtle and $3.4 million net revenues of RCHI. Myrtle was acquired on June 14, 2024 and RCHI was acquired on September 10, 2024. Our healthcare segment began with the acquisition of Myrtle. The net revenues of RCHI for the year ended December 31 2025 included $3.5 million of net revenues from the THIP.

Segment Loss. Segment loss was $8.9 million for the year ended December 31, 2025 compared to segment loss of $1.7 million for the year ended December 31, 2024, an increase of $7.2 million. We attributable the increase in the loss primarily to the $7.0 million of goodwill impairment recorded for the year ended December 31 2025.

Life Science Services

	Year Ended December 31, 2025	Year Ended December 31, 2024	Change in $	Change in %
Net revenues	$252,502	$-	$252,502	NM
Operating expenses	(370,994)	-	(370,994)	NM
Segment Loss	$(118,492)	$-	$(118,492)	NM

NM = Not meaningful

Net Revenues. Net revenues were $0.3 million for the year ended December 31, 2025 and represent net revenues from Vector, which was acquired on September 19, 2025.

Segment Loss. Segment loss was $0.1 million for the year ended December 31, 2025 and represents the loss from Vector.

Labs

	Year Ended December 31, 2025	Year Ended December 31, 2024	Change in $	Change in %
Total revenues	$13,923	$32,640	$(18,717)	(57)%
Operating expenses	(187,306)	(1,173,945)	986,639	(84)%
Segment Loss	$(173,383)	$(1,141,305)	$967,922	(85)%

Net revenues. Net revenues were $13,923 and $32,640 for the years ended December 31, 2025 and 2024, respectively. Net revenues consist primarily of royalty income.

Segment Loss. Segment loss decreased to $0.2 million for the year ended December 31, 2025 compared to a loss of $1.1 million for the year ended December 31, 2024. The decrease was driven by research and development projects that are paused or that are no longer ongoing. During the year ended December 31, 2024, the Company incurred approximately $0.8 million of maintenance fees and minimum royalties associated with its Epigenetic APP.

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

We reconcile our non-GAAP financial measure to our net loss, which is its most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. Our management uses Adjusted EBITDA as a financial measure to evaluate the profitability and efficiency of our business model. Adjusted EBITDA is not presented in accordance with U.S. GAAP. Adjusted EBITDA includes adjustments for provision for income taxes, as applicable, interest income and expense, depreciation and amortization, equity-based compensation, and certain other infrequent and/or unpredictable non-cash charges or benefits, such as impairments, changes in fair value of warrant liabilities, adjustments for right-of-use operating lease expense and adjustments to include pro forma operating performance of acquisitions as if they had occurred at the beginning of the earliest period presented.

	For the year ended December 31,
	2025	2024
Net loss attributable to FOXO	$(12,430,390)	$(12,406,389)
Add: Depreciation and amortization	597,433	1,235,015
Add: Interest expense, excluding interest for right-of-use obligations	3,434,005	3,557,778
Add: Income tax benefit	(182,831)	-
Add: Equity-based compensation, net of forfeitures	(164,209)	(101,734)
Add: (Gain) loss from extinguishment of debt	(1,863,834)	428,295
Add: Change in fair value of warrant liability	(41,246)	32,425
Add: Impairment charges	7,000,000	1,847,994
Add: Interest expense for right-of-use obligations	853,247	352,562
Add: Write off investment	-	100,000
Add: RCHI purchase price adjustment	97,731
Subtotal	(2,700,094)	(4,954,054)
Add: Right-of-use operating lease expense (proforma for 2024)	(1,296,356)	(1,200,000)
Add: Pro Forma 2025 and 2024 adjusted EBITDA for RCHI, Myrtle and Vector	(43,312)	(414,206)
Adjusted EBITDA	$(4,039,762)	$(6,568,260)

Liquidity and Capital Resources

Sources of Liquidity and Capital

We had cash and cash equivalents of $207,453 and $68,268 as of December 31, 2025 and 2024, respectively. We have incurred net losses since our inception. For the years ended December 31, 2025 and 2024, we incurred net losses attributable to FOXO of $12.4 million and $12.4 million, respectively. As of December 31, 2025, we had a working capital deficit of $25.5 million. Cash used in operations was $3.9 million and $2.8 million in the years ended December 31, 2025 and 2024, respectively. We expect to incur additional losses in future periods. Our current revenue and operating cash flow is not adequate to fund our operations for the next twelve months and requires us to fund our business through other sources until the time we achieve adequate scale. Securing additional capital is necessary to execute our business strategy.

Private Placements

Strata Purchase Agreement, As Amended

During the fourth quarter of 2023, we entered into the Strata Purchase Agreement with ClearThink, as supplemented by that certain Supplement to Strata Purchase Agreement, dated as of October 13, 2023, by and between us and ClearThink. On August 13, 2024, we entered into Amendment No. 1 to the Strata Purchase Agreement pursuant to which the commitment amount was increased from $2.0 million to $5.0 million. On May 15, 2025, we amended and restated the Strata Purchase Agreement to extend the maturity date to June 30, 2026 and improve and simplify the Purchase Price to define the price per share of Common Stock purchased shall equal 90% of the average of the two (2) lowest daily VWAP during the Valuation Period. To utilize this Agreement and access funding from the equity line of credit described, the Company was required to obtain an effective registration statement, which was obtained on February 11, 2026. Despite having an effective registration statement, we have not been able to access the operating capital available under the Strata Purchase Agreement because current market conditions, including the low trading price and limited trading volume of our Class A Common Stock, have prevented us from satisfying the contractual conditions required for puts under the agreement.

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

During the year ended December 31, 2025, we entered into 13 third party promissory notes with principal balances totaling $3.1 million and one-time interest expense totaling $0.2 million and we received net cash of $1.7 million. In addition, in February 2025, the Western Note Payable (the “Western Note”), which we assumed when we acquired SCCH, was sold to a new third party holder, Western Healthcare LLC, and it was amended and restated. Per the terms of the amendment and restatement, the principal balance of the note, which included previously accrued interest expense, totaled $1.1 million, the maturity date was February 26, 2026 and the note was convertible into shares of the Company’s Class A Common Stock at a conversion price equal to 90% of the average VWAP for the five trading days prior to conversion. During the year ended December 31, 2025, the third party paid Western approximately 50% of the debt owed, and we issued 0.3 million shares of our Class A Common Stock upon conversions of $0.5 million principal balance of the Western Note. The Western Note is currently in default as the third party failed to make further payments to Western Healthcare LLC and it is probable that no further conversions of the principal balance into shares of our Class A common stock will take place. In addition to the conversion of the Western Note discussed above, during the year ended December 31, 2025, $2.4 million of principal balance of the third-party notes issued in 2025 and 2024, and including accrued interest, were converted and/or exchanged into 535.6 million shares of our Class A Common Stock.

Also in January 2025, we exchanged all outstanding Senior PIK Notes (including all accrued and unpaid interest) (which total value was $5.4 million on the date of the exchange) into 3.457.5 shares of our Series B Preferred Stock with a total stated value of $3.5 million. As a result of the exchange, during the year ended December 31, 2025, the Company recorded a gain from extinguishment of the Senior PIK Notes of $1.9 million,

At December 31, 2025, $1.5 million of the outstanding principal balance and associated one-time accrued interest of third-party promissory notes (excluding the Western Note, which was purchased by a third party that failed to make further payments to Western Healthcare LLC and it is probable that no further conversions of the principal balance into shares of our Class A common stock will take place) were convertible into 15.4 billion shares of our Class A Common Stock per the conversion terms of the notes. Two other promissory notes outstanding at December 31, 2025, were convertible but only in the event of an event of default as that term is defined in the applicable agreements.

As of December 31, 2025, the total principal balance of third-party promissory notes payable was $2.2 million, which was net of $0.1 million of debt discounts. In addition, $0.2 million of accrued interest was owed on these notes. Each of these notes is more fully discussed in the footnotes to the consolidated financial statements presented elsewhere in this Annual Report.

Related Party Promissory Notes and Loans Payable

On September 10, 2024, we issued a note payable that had a maturity date of September 10, 2026 to RHI in the principal amount of $22.0 million for the purchase of RCHI. During December, 2024, we exchanged $21.0 million of the promissory note owed to RHI for 21,000 shares of our Series A Preferred Stock with a stated value of $1,000 per share and we issued to RHI a new promissory note in the principal amount of $1.0 million due on June 5, 2025. At December 31, 2025, the note is in default and the Company is in discussions with RHI about extending the maturity date of the note which extension we expect to receive. During the year ended December 31, 2025, we issued an additional note payable to RHI in the principal amount of $6.0 million for additional purchase price consideration for the purchase of RCHI, of which $5.0 million was exchanged for 5,000 shares of our Series A Preferred Stock with a stated value of $1,000 per share on August 18, 2025 leaving an additional note due to RHI at December 31, 2025 of $1.0 million. During the fourth quarter of 2025, we issued a $0.1 million loan to RHI for an additional purchase price consideration for the purchase of RCHI.

In addition, to the two notes discussed in the paragraph above, we have outstanding at December 31, 2025: (i) a note payable to RHI in the amount of $264,565 for the purchase of Myrtle; (ii) a note payable to RHI in the original amount of $1.6 million, which was the amount owed by Myrtle to RHI on the date that we acquired Myrtle, which balance was $1.4 million as of December 31, 2025; (iii) a note payable to RHI in the amount of $0.3 million for working capital purposes; and (iv) we have outstanding at December 31, 2025, three additional promissory notes payable to related parties totaling $0.8 million. The total amount of notes and loans payable owed to RHI and its subsidiaries from the Company and its subsidiaries at December 31, 2025 was $4.1 million.

Other Loans

At December 31, 2025, the Company had outstanding $237,810 of other loans consisting of loan assumed in the acquisition of Vector with a balance of $36,053 and a loan that was issued under an accounts receivable sales agreement with of a balance of $201,757. Payments under the accounts receivable sale agreement loan of $35,000 per week were due and all of the weekly payments have not been made as required and the loan is in payment default.

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

During the year ended December 31, 2025, we issued 3,400 shares of our Series A Preferred Stock to institutional investors for net cash proceeds of $2.950 million, and, as discussed above, on August 18, 2025, we issued to RHI 5,000 shares of our Series A Preferred Stock with a stated value of $1,000 per share in exchange for $5.0 million principal balance of a note payable. During the year ended December 31, 2025, we issued 1.9 billion shares of our Class A Common Stock upon conversions of 11,599 shares of the Series A Preferred Stock with stated values totaling $11.6 million.

During the year ended December 31, 2025, we issued 3,457.5 shares of our Series B Preferred Stock with a stated value of $1,000 per share in exchange of $5.4 million value of Senior PIK Notes.

During the year ended September 30, 2025, three investors purchased 135 shares of our Series C Preferred Stock for net cash proceeds of $0.1 million and in doing so exchanged 212.5 shares of Series B Preferred Stock for 318.75 shares of Series C Preferred Stock. During the year ended December 31, 2025, we issued 2.5 million shares of our Class A Common Stock upon conversions of 270 shares of our Series C Preferred Stock with stated values totaling $0.3 million.

During the year ended December 31, 2025, we issued 60,000 shares of our Series E Preferred Stock for the acquisition of Vector and we issued 8,000 shares of our Series E Preferred Stock to RHI for payment of $0.2 million of notes payable. Our Series E Preferred Stock has a stated value of $25 per share.

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

Based on our current operating plan, our cash position as of December 31, 2025, and after taking into account the actions described above, we do not expect to be able to fund our operations through the twelve months ended December 31, 2026 without the need for additional financing or other increases in our cash and cash equivalents balances to enable us to fund our future operations.

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

The following table presents our capital resources as of December 31, 2025 and 2024:

	December 31,	December 31,	Change Increase
	2025	2024	(Decrease)

Cash	$207,453	$68,268	$139,185
Working capital (deficit)	(25,546,280)	(28,319,562)	(2,773,282)
Total debt, net of discounts of $119,122 and $678,925, respectively	7,292,040	10,219,905	(2,927,865)
Total stockholders’ equity	11,076,300	5,271,811	5,804,489

The following table summarizes our cash flow data for the years ended December 31, 2025 and 2024:

	Cash Provided by/ (Used in)
Years Ended December 31,	2025	2024
Operating Activities	$(3,865,117)	$(2,840,614)
Investing Activities	$(655,606)	$13,329
Financing Activities	$4,659,908	$2,857,437

Operating Activities

The net cash used in operations in the year ended December 31, 2025 was $3.9 million, or $1.1 million more than the cash of $2.8 million used in operations during the year ended December 31, 2024. The increase was primarily due to the less cash provided by accounts receivable and accrued expenses and other liabilities, including related parties’ payables in the year ended December 31, 2025 compared to 2024.

Investing Activities

Cash flows used $0.7 million and provided $13,329 from investing activities in the years ended December 31, 2025 and 2024, respectively. The cash used in investing activities for the year ended December 31, 2025 resulted from the purchase of Vector, net of cash acquired, of $0.5 million, $0.1 million for the purchase of an intangible assets and $62,021 for the purchases of property and equipment. For the year ended December 31, 2024, the cash provided resulted from the cash acquired from Myrtle and RCHI.

Financing Activities

Net cash provided by financing activities for year ended December 31, 2025 was $4.7 million compared to $2.9 million for the year ended December 31, 2024. Net cash provided by financing activities for the year ended December 31, 2025, included $3.1 million from the issuances of preferred stock, $1.7 million from the issuances of third party notes payable, $3.8 million from related party notes payable, and $0.3 million from other loans, partially offset by $2.1 million of payments of related party notes payable, $0.5 million of payments on other loans and $1.7 million of payments of third party notes payable. Net cash provided by financing activities for the year ended December 31, 2024, included $4.1 million from the issuances of third-party notes payable and $0.1 million from the issuance of preferred stock, partially offset by $1.0 million paid on related party notes payable, $0.3 million of payments on other loans, among other items.

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

Healthcare

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

Life Science Services

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

Labs

The Company has recorded minor amounts of revenues from its Labs segment during the years ended December 31, 2025 and 2024. Labs currently recognizes revenue from collecting a royalty from Illumina, Inc. related to the sales of the Infinium Mouse Methylation Array.

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

During the years ended December 31, 2025 and 2024, estimated contractual allowances and implicit price concessions of $70.0 million and $18.6 million, respectively, have been recorded as reductions to revenues and accounts receivable balances to enable the Company to record its revenues and accounts receivable at the estimated amounts it expects to collect. As required by Topic 606, after estimated contractual allowances and implicit price concessions to the health care segment’s revenues for the years ended December 31, 2025 and 2024, the Company recorded healthcare net revenues of $16.1 million and $4.0 million, respectively. Myrtle and SCCH were acquired on June 14, 2024 and September 10, 2024, respectively.

Equity-Based Compensation

In 2022, we offered equity-based compensation to employees and nonemployees in the form of stock options and restricted stock. We measure and recognize all equity-based payments to employees, service providers and board members at fair value. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the consolidated statements of operations based on the estimated fair value of those awards on the grant date or reporting date, if required to be remeasured, and amortized on a straight-line basis over the requisite service period. We recognize forfeitures as incurred. We utilize a Black-Scholes valuation model to estimate the fair value of stock options and this model requires the input of assumptions, including the exercise price, volatility, expected term, discount rate, and the fair value of the underlying membership or stock on the date of grant. These inputs are provided at the grant date for an equity classified award and each measurement date for a liability classified award. Equity-based compensation awards are considered granted (i) when there is a mutual understanding of key terms, (ii) we are contingently obligated to issue the options, and (iii) the option holder begins to benefit or be adversely impacted by changes in our stock price. This primarily occurs at the time the stock option agreements are executed. The fair value of each stock option is estimated using a Black-Scholes valuation model while considering the respective rights of each type of stockholder. We did not grant stock options during the years ended December 31, 2025 and 2024, however, we had forfeitures during those years.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires enhanced annual disclosures for specific categories in the rate reconciliation and income taxes paid disaggregated by federal, state and foreign taxes. ASU 2023-09 was effective for public business entities for annual periods beginning on January 1, 2025. The Company adopted ASU 2023-09 effective January 1, 2025 using a retrospective approach to all prior periods presented in these annual financial statements. Income taxes, including the enhanced annual disclosures required by ASU 2023-09, as applicable, are presented in Note 16.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting Topic 270. The amendments in this Update clarify interim disclosure requirements and the applicability of Topic 270. The amendments in this Update result in a comprehensive list of interim disclosures that are required by GAAP. In developing the list of disclosures required by other Topics, the FASB focused on identifying the interim disclosures that are currently required under GAAP. The objective of the amendments is to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements. The amendments in this Update also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The intent of the disclosure principle, which is modeled after a previous SEC disclosure requirement, is to help entities determine whether disclosures not specified in Topic 270 should be provided in interim reporting periods. The amendments in this Update also clarify the applicability of Topic 270, the types of interim reporting, and the form and content of interim financial statements in accordance with GAAP. The amendments in this Update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities. Early adoption is permitted. The amendments in this Update can be applied either (1) prospectively or (2) retrospectively to any or all prior periods presented in the financial statements. The Company has not yet determined the additional information that it will be required to provide upon adoption of this ASU.

Other recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Factors That May Adversely Affect our Results of Operations

Our results of operations may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. This risk is amplified by our current need to secure additional capital which efforts have been hindered by our inability to get approval from FINRA to complete that Corporate Action approval to execute a reverse split of our common shares on a timely basis. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, Medicare and Medicaid cost reimbursement, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, a resurgence of the COVID-19 pandemic and/or the emergence of new variants or new pandemics, cyber security risks and geopolitical instability. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedure

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer, and Chief Financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2025 because of the material weaknesses in internal control over financial reporting discussed in Management’s Annual Report on Internal Control over Financial Reporting, presented below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). There are risks related to the timing and accuracy of the integration of information from various accounting systems whereby the Company has experienced delays in receiving information in a timely manner from its subsidiaries. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2025.

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

The Company has made improvements on the integration of information during 2025 and plans to move towards securing a prompt and accurate reporting system. The Company is continuing to further remediate the material weaknesses identified above. The Company has taken or is in the process of taking the following steps to remediate these material weaknesses: (i) appointing a chief financial officer separate from its chief executive officer, (ii) increasing the staffing of its internal accounting department; and (iii) implementing enhanced documentation procedures to be followed by the internal accounting department.

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

The review, testing and evaluation of key internal controls over financial reporting completed by the Company resulted in the Company’s principal executive officer and principal financial officer concluding that as of December 31, 2025, material weaknesses existed in the Company’s internal controls over financial reporting. Specifically, in connection with our:

(i)	Ineffective entity-level controls. The Company did not maintain effective entity-level controls, including controls over risk assessment and monitoring, to identify and address risks of material misstatement in the consolidated financial statements and related disclosures.

(ii)	Ineffective controls over the financial reporting process. The Company did not maintain effective controls over journal entries, account reconciliations, and the preparation and review of the consolidated financial statements and related disclosures. In addition, the Company did not maintain adequate segregation of duties within certain accounting processes.

(iii)	Ineffective controls over complex and non-routine transactions. The Company did not maintain effective controls to identify, evaluate, and account for complex and non-routine transactions in accordance with U.S. GAAP. Specifically, the Company did not timely evaluate the accounting implications of the contingent consideration arrangement related to the RCHI and SCCH acquisition, including the related impact on goodwill and financial statement disclosures.

The Company has and will continue to address the material weaknesses described above through the following actions:

●	Engaging third-party consultants with appropriate expertise to assist the finance and accounting department on an interim basis until key roles are filled;

●	Assessing finance and accounting resources to identify the areas and functions that lack sufficient personnel and recruiting for experienced personnel to assume these roles;

●	Further centralization of key accounting processes to enable greater segregation of duties;

●	Developing further training on segregation of duties; and

●	Designing and implementing additional compensating controls where necessary.

While we continue working diligently to remediate these material weaknesses, there is no assurance that these material weaknesses will be fully remediated by December 31, 2026.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our business and affairs are managed by or under the direction of the Board.

Executive Officers and Directors

The business and affairs of the Company are managed by or under the direction of the Board.

The following table sets forth the name, age and position of each of the current directors and executive officers of the Company:

Name	Age	Position
Executive Officer
Seamus Lagan	57	Chief Executive Officer, Director
Celene Grant	44	Chief Financial Officer
Non-Employee Directors
Bret Barnes (1)(2)(3)	43	Director
Francis Colt deWolf III (1)(2)(3)	57	Director
Mark White	64	Director
Trevor Langley	64	Chairman

(1)	Member of nominating and corporate governance committee.

(2)	Member of compensation committee.

(3)	Member of audit committee.

The principal occupations and positions for at least the past five years of our executive officers and directors are described below. There are no family relationships among any of our directors or executive officers.

Executive Officers

Seamus Lagan – Chief Executive Officer and Director

Mr. Lagan was elected as a director of the Company on September 10, 2024 in connection with the acquisition of Rennova Community Health, Inc. by the Company. Mr. Lagan became Chief Executive Officer of the Company on December 5, 2024. He was appointed Chief Executive Officer and President and a director of RHI, a company subject to section 13(a) or 15(d) of the Exchange Act, on November 2, 2015 and as Chief Executive Officer and a director of Medytox Solutions, Inc., the predecessor business to a merger with RHI in 2015, and now a wholly-owned subsidiary of RHI (“Medytox”), effective September 15, 2014. Mr. Lagan served as Interim Chief Financial Officer of RHI effective October 13, 2017, and served through April 8, 2019. Mr. Lagan has also been the Interim Chief Financial Officer of RHI since May 10, 2019. Mr. Lagan has been through Alcimede LLC until November 1, 2021 and Alcimede Limited since November 1, 2021, a consultant to Medytox since May 2011. Mr. Lagan is the managing director of Alcimede Limited, a Bahamas company that provides various consulting services, including management, organization, and financial consulting services. Mr. Lagan also currently serves, through Alcimede Limited, as Chief Executive Officer of most of the subsidiaries of RHI.

Celene Grant – Chief Financial Officer

On March 24, 2026, the Company appointed Celene Grant as the Company’s Chief Financial Officer. Ms. Grant is a Certified Public Accountant with over 15 years of experience in financial management, business leadership, and corporate strategy, with particular expertise in the healthcare industry. Ms. Grant began her engagement with the Company’s predecessor as a consultant Financial Controller in April 2018, a role she held through June 2021. She then joined Certified Foot and Ankle Specialists as Chief Accounting Officer, serving in that capacity from June 2021 through February 2024. Ms. Grant returned to FOXO Technologies in April 2024 as a consultant, where she played a key role in returning the Company to good standing with its SEC reporting obligations, through November 2025. Most recently, from November 2025 until her appointment as Chief Financial Officer, Ms. Grant has been engaged with Rennova Health Inc., leading efforts to bring that company into compliance with SEC reporting requirements.

Ms. Grant holds a Bachelor of Science in Accounting from Florida Atlantic University and a Master of Business Administration from Nova Southeastern University.

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

Director Independence

Under the rules of NYSE American, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of NYSE American require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under the rules of NYSE American, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Exchange Act. Compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act.

The Company’s Class A Common Stock is currently quoted on the OTC Markets. OTC Markets does not impose director independence requirements. While not required to do so, the Board has voluntarily chosen to evaluate director independence using the NYSE American standards as a corporate governance best practice. Under these voluntary standards, the Board has determined that Messrs. Barnes and deWolf qualify as “independent directors.” Mr. Langley, as a director of RHI, which controls a majority of the voting power of the Company, does not qualify as an independent director under these standards.

Board Committees

The Board directs the management of its business and affairs, as provided by Delaware law, and will conduct its business through meetings of the Board and standing committees. The Company has a standing audit committee, compensation committee and nominating and corporate governance committee, each of which operates under a written charter.

In addition, from time to time, special committees may be established under the direction of the Board when the Board deems it necessary or advisable to address specific issues. Current copies of the Company’s committee charters are posted on its website, www.foxotechnologies.com, as required by applicable SEC rules.

Audit Committee

The Company’s audit committee consists of Messrs. Langley (head of the Audit Committee) Barnes and deWolf. The Board has determined that each of Messrs. Barnes and deWolf meets the independence requirements of Rule 10A-3 under the Exchange Act and the voluntarily-applied NYSE American independence standards.

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

The composition and function of the audit committee comply with applicable requirements of the Sarbanes-Oxley Act and the SEC rules. The Company will comply with future requirements to the extent they become applicable to the Company.

Compensation Committee

The Company’s compensation committee consists of Messrs. Barnes and deWolf. Messrs. Barnes and deWolf are non-employee directors, as defined in Rule 16b-3 promulgated under the Exchange Act. The Board has determined that Messrs. Barnes and deWolf are “independent” as defined under Rule 10C-1 under the Exchange Act and the voluntarily-applied NYSE American independence standards.

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

The composition and function of its compensation committee complies with all applicable requirements of the Sarbanes-Oxley Act, SEC rules and regulations. The Company will comply with future requirements to the extent they become applicable to the Company.

Nominating and Corporate Governance Committee

The Company’s nominating and corporate governance committee consists of Messrs. Barnes and deWolf. The Board has determined that each of Messrs. Barnes and deWolf is “independent” as defined under Rule 10C-1 under the Exchange Act and the voluntarily-applied NYSE American independence standards.

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

The composition and function of the nominating and corporate governance committee complies with all applicable requirements of the Sarbanes-Oxley Act, SEC rules and regulations. The Company will comply with future requirements to the extent they become applicable to the Company.

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

Role of the Board in Risk Oversight

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

This section discusses the material components of the executive compensation program offered to our named executive officers. Our named executive officers for the years ended December 31, 2025 and 2024 were as follows

●	Seamus Lagan, our current Chief Executive Officer; and

●	Sylwia Hauman, our former Chief Financial Officer.

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

Summary Compensation Table

The following table sets forth information regarding the total compensation awarded to and earned by our named executive officers for services rendered in all capacities for the years ended December 31, 2025 and 2024.

		Salary	Stock Awards	All Other Compensation		Total
Name and Principal Position	Year	($)	($)	($)		($)
Seamus Lagan(1)	2025	—	—	—		—
Chief Executive Officer	2024	—	—	—		—

Sylwia Hauman (2)	2025	50,000	—	10,000	(3)	60,000
Former Chief Financial Officer	2024	—	—	—		—

(1)	Seamus Lagan was appointed as Chief Executive Officer and director of the Company effective as of December 5, 2024.

(2)	Sylwia Hauman was appointed as Chief Financial Officer of the Company effective as of September 23, 2025 and resigned from the Company effective March 18, 2026.

(3)	Represents a $10,000 bonus.

Agreements with Named Executive Officers

Seamus Lagan, our current Chief Executive Officer

There is no agreement in place with Seamus Lagan or any entity for his services, and no compensation has been paid to date for services provided. The Board of Directors expects to secure an agreement with Alcimede Limited through which Mr. Lagan provides his services, when the Company is in a position to pay for such services.

Sylwia Hauman, our former Chief Financial Officer

Pursuant to her appointment as Chief Financial Officer on September 23, 2025, the board of directors approved Ms. Hauman being paid an annual salary of $200,000 with a possible bonus of $25,000. Ms. Hauman resigned from the Company effective March 18, 2026.

2022 Equity Incentive Plan

No shares of restricted stock were granted under the 2022 Plan during the years ended December 31, 2025 and 2024. No stock options were granted under the 2022 Plan during the years ended December 31, 2025 and 2024. Summary terms of the 2022 Plan are as follows:

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

Share Reserve

32,727 shares of Class A Common Stock may be issued under the 2022 Plan. All of the shares available under the 2022 Plan may be issued upon the exercise of ISOs.

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

Management Contingent Share Plan

In connection with the business combination, we adopted an earnout incentive plan (the “Management Contingent Share Plan”) to secure and retain the services of certain key employees and service providers and incentivize such key employees and service providers to exert maximum efforts for the success of FOXO and its affiliates. The Management Contingent Share Plan made available a total of 46,231 shares eligible to be issued pursuant to restricted share awards, all of which were issued. These restricted share awards will vest and be subject to forfeiture according to time-based criteria established as part of the business combination. With the sale of FOXO Life Insurance Company on February 3, 2023, performance-based criteria is no longer required for vesting. A summary of the Management Contingent Share Plan is as follows:

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

Share Reserve

The number of shares of our Class A Common Stock that may be issued under the Management Contingent Share Plan is 46,231 shares, subject to equitable adjustment for share splits, share dividends, combinations and recapitalizations, including to account for any equity securities into which such shares are exchanged or converted. All 46,231 shares of Class A Common Stock were issued to members of our management designated by management.

Types of Awards

The Management Contingent Share Plan provided for the grant of restricted share awards of Class A Common Stock. All of the shares of Class A Common Stock issued to employees at the Closing were issued pursuant to a “Restricted Share Award,” the terms of which apply to all shares issued to such recipient. For the purposes of the Management Contingent Share Plan, shares of restricted Class A Common Stock issued in accordance with such plan will be considered “vested” when they are no longer subject to forfeiture in accordance with the terms of such plan.

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

Outstanding Equity Awards

During the year ended December 31, 2025, there were no unexercised options; stock that has not vested; and equity incentive plan awards outstanding for any of our named executive officers.

Director Compensation

Non-Employee Director Compensation Table

During the year ended December 31, 2025, the following compensation was earned by, paid to, or awarded to our non-employee directors who served on the board of directors during 2025.

		Salary		Total
Name	Year	($)		($)
Bret Barnes	2025	60,000	(1)	60,000
Francis Colt deWolf III	2025	60,000	(2)	60,000
Trevor Langley	2025	60,000		60,000
Mark White	2025	140,748	(3)	140,748

(1)	Amount based on the Independent Director Agreement dated October 31, 2025

(2)	Amount based on the Independent Director Agreement dated January 22, 2024.

(3)	Amount based under the Independent Services Agreement dated December 6, 2024. Includes $20,748 for a car lease.

On January 22, 2024, we entered into an Independent Director Agreement with Francis Colt deWolf III pursuant to which Mr. deWolf is to be paid $5,000 per month commencing in January 2024 for his services as a director.

On October 31, 2025, we entered into an updated Independent Director Agreement with Bret Barnes pursuant to which Mr. Barnes confirmed that the only liability owed to him was $5,000 per month for his services as a director.

On December 6, 2024, FOXO Labs Inc. entered into a Independent Services Agreement with Mark White pursuant to which he was appointed as Chief Executive Officer of FOXO Labs Inc. The initial term of the agreement is beginning January 1, 2025 until December 31, 2025 and will automatically extend for an additional 12 months, unless terminated prior by its terms. Mr. White will be compensated $10,000 per month and will be allowed a reimbursement for the lease and insurance of a vehicle not to exceed $80,000.

Insider Trading Policy

Although the Company has not adopted an insider trading policy, its officers and directors comply with all applicable SEC rules and regulations.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of April 10, 2026, the number of shares of Class A Common Stock, Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Exchange Act) known to us to be the beneficial owner of more than 5% of the outstanding shares of common stock; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all current executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days from the date of this Annual Report. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o FOXO Technologies Inc., 477 South Rosemary Ave., Suite 224, West Palm Beach, FL 33401.

Applicable percentage of ownership is based on 3,732,660,151 shares of Class A Common Stock, 19,249.99 shares of Series A Preferred Stock, 3,245 shares of Series B Preferred Stock, and 303.75 shares of Series C Preferred Stock.

Name and Address of Beneficial Owner	Number of Shares of Class A Common Stock (6)	% of Class (7)	% of Votes
Directors, Named Executive Officers, and Executive Officers:
Seamus Lagan, Chief Executive Officer, Director (2)	51,439	*	*	(8)
Celene Grant, Chief Financial Officer
Sylwia Nowak Hauman, Former Chief Financial Officer	0	-	-
Mark White, Director (1)	11,912	*	*
Bret Barnes, Director (3)	282	*	*
Francis Colt deWolf III, Director	-	-	-
Trevor Langley, Director (4)	51,439	*	*	(8)
All current directors and executive officers as a group (seven individuals) (5)	63,633	*	*

5% Beneficial Holders (Not Named Above) Rennova Health, Inc.
477 S. Rosemary Avenue, Suite 224 West Palm Beach, Florida 33401	51,439	*	*	(8)

*	Less than 1%.

(1)	Includes 11,912 shares of Class A Common Stock held by KR8 AI, an entity which Mr. White controls.

(2)	Shares are owned by RHI. Mr. Lagan is the Chief Executive Officer and President and a director of RHI. Mr. Lagan disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein. RHI currently owns 5,520 shares of Series A Preferred Stock, which are not included in the above table.

(3)	282 shares of Class A Common Stock underlying vested options held by Mr. Barnes.
(4)	Shares are owned by RHI. Mr. Langley is a director of RHI. Mr. Langley disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein. RHI currently owns 5,520 shares of Series A Preferred Stock, which are not included in the above table.

(5)	Our current directors and executive officers are: Trevor Langley (Chairman of our Board of Directors), Seamus Lagan (Chief Executive Officer and Director), Celene Grant (Chief Financial Officer ), Francis Colt deWolf III (Director), Bret Barnes (Director), Mark White (Director). Sylwia Hauman is our former Chief Financial Officer.

(6)	These amounts are based upon information available to the Company as of the date of this Annual Report.

(7)	To our knowledge, except as indicated in the footnotes above and subject to state community property laws where applicable, all beneficial owners named in the beneficial ownership table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(8)	On February 3, 2025, RHI entered into a Voting Agreement and Irrevocable Proxy with each of Sabby Volatility Warrant Master Fund, Ltd. (“Volatility”) and Sabby Healthcare Master Fund, Ltd. (“Healthcare”) pursuant to which at every meeting of the stockholders of the Company, and at every adjournment or postponement thereof, and on every action or approval by written consent or resolution of the stockholders of FOXO, each of Volatility and Healthcare shall, to the extent permissible and consistent with Volatility and Healthcare’s internal compliance policies (which may require abstention with respect to certain matters), vote, to the extent not voted by the person(s) appointed under the proxy, the shares of the Company owned by it and any new shares of the Company in such manner as is decided by RHI in its sole and absolute discretion.

Name and Address of Beneficial Owner	Number of Shares of Series A Preferred Stock (1)	% of Class (2)	% of Votes
Rennova Health, Inc. 477 S. Rosemary Avenue, Suite 224 West Palm Beach, Florida 33401	5,520	28.7%	97.6	%(3)
Sabby Volatility Warrant Master Fund, Ltd. Miami Beach, FL	5,317	27.6%	-	(4)
Sabby Healthcare Master Fund, Ltd. Miami Beach, FL	2,495.99	13.0%	-	(4)
Chris Diamantis Nashville, TN	5,800	30.1%	-	(5)

(1)	These amounts are based upon information available to the Company as of the date hereof.

(2)	To our knowledge, except as indicated in the footnotes above and subject to state community property laws where applicable, all beneficial owners named in the beneficial ownership table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3)	Due to the Voting Agreement and Irrevocable Proxies with Sabby Volatility, Sabby Healthcare, and Mr. Diamantis, as described below, the combined voting percentage of RHI is approximately 97.6%.

(4)	On February 3, 2025, RHI entered into a Voting Agreement and Irrevocable Proxy with each of Sabby Volatility and Sabby Healthcare pursuant to which at every meeting of the stockholders of the Company, and at every adjournment or postponement thereof, and on every action or approval by written consent or resolution of the stockholders of FOXO, each of Sabby Volatility and Sabby Healthcare shall, to the extent permissible and consistent with Sabby Volatility and Sabby Healthcare’s internal compliance policies (which may require abstention with respect to certain matters), vote, to the extent not voted by the person(s) appointed under the proxy, the shares of the Company owned by it and any new shares of the Company in such manner as is decided by RHI in its sole and absolute discretion.

(5)	On May 8, 2025, RHI entered into a Voting Agreement and Irrevocable Proxy with Mr. Diamantis pursuant to which at every meeting of the stockholders of the Company, and at every adjournment or postponement thereof, and on every action or approval by written consent or resolution of the stockholders of FOXO, Mr. Diamantis shall, to the extent permissible (which may require abstention with respect to certain matters), vote, to the extent not voted by the person(s) appointed under the proxy, the shares of the Company owned by him and any new shares of the Company in such manner as is decided by RHI in its sole and absolute discretion.

Name and Address of Beneficial Owner	Number of Shares of Series B Preferred Stock (1)	% of Class (2)	% of Votes
David S. Nagelberg 2003 Rev. Trust+	250	7.7%	*
Mitchell Kersch+	250	7.7%	*
John Nash+	500	15.4%	*
John Paulsen+	200	6.2%	*
Ardara Capital/ Patrick Mullin+	200	6.2%	*
Portner Partners+	200	6.2%	*
Ryan Wong+	200	6.2%	*

* Less than 1%.

+ Address unknown to the Company.

(1)	These amounts are based upon information available to the Company as of the date hereof.

(2)	To our knowledge, except as indicated in the footnotes above and subject to state community property laws where applicable, all beneficial owners named in the beneficial ownership table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares of Series C Preferred Stock (1)	% of Class (2)	% of Votes
Andrew Smukler 404 Via Placita Palm Beach Gardens, FL 33418	135	44.4%	*
Joel Yanowitz & Amy B. Metzenbaum Rev. Trust 3 Stanton Way Mill Valley, CA 94941	135	44.4%	*
Steven Wu 30327 Garfinkle Street Union City, CA 94587	33.75	11.1%	*

* Less than 1%.

(1)	These amounts are based upon information available to the Company as of the date hereof.

(2)	To our knowledge, except as indicated in the footnotes above and subject to state community property laws where applicable, all beneficial owners named in the beneficial ownership table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Item 13. Certain Relationships and Related Transactions, Director Independence

Except as disclosed below, for transactions with our executive officers and directors, please see the disclosure under “EXECUTIVE COMPENSATION” above.

Other than compensation arrangements, the following is a summary of the transactions and series of similar transactions since January 1, 2024, or any currently proposed transactions, to which we were a participant or will be a participant, in which:

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

Mark White, our former Interim Chief Executive Officer and director, is KR8’s President. Mr. White beneficially owns more than 5% of the common stock of KR8.

KR8 Master License and Services Agreement

Effective January 12, 2024, we entered into the License Agreement with KR8. Our then Interim CEO and then Interim CFO each are equity owners of KR8. Under the License Agreement, KR8 granted to us a limited, non-sub licensable, non-transferable perpetual license to use the “Licensor Products” listed in Exhibit A to the License Agreement, to develop, launch and maintain license applications based upon our epigenetic biomarker technology and software to develop an AI machine learning epigenetic APP to enhance health, wellness and longevity. The territory of the License Agreement is solely within the U.S., Canada and Mexico.

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

The Exchange Agreement closed on December 5, 2024.

Note Payable to RHI for the Acquisition of Myrtle

Pursuant to the acquisition of Myrtle, the Company issued a non-interest bearing note payable to RHI in the amount of $0.3 million. The note is due on demand.

Note Payable to RHI In Connection with Myrtle Acquisition

The Company has a note payable to RHI dated June 13, 2024, in the original principal amount of $1.6 million which represented amounts owed by Myrtle to RHI at the time of the acquisition of Myrtle. The note is non-interest bearing, except if not paid by the maturity date of December 31, 2024, in which case the note bears interest at 18% per annum. The note may be increased for any subsequent borrowings made by Myrtle from RHI. During the year ended December 31, 2025, the Company borrowed a net of $1.0 million under the note and during the year ended December 31, 2024, the Company repaid a net of $1.0 million of the note. In addition, in December 2025, the Company issued RHI 8,000 shares of its Series E Preferred Stock with a stated value of $200,000, or $25 per share, under an exchange agreement, as more fully discussed below, leaving a principal balance of $1.4 million and $0.6 million on December 31, 2025 and 2024, respectively. At December 31, 2025, the note is in default. No default interest has been accrued on the note as of December 31, 2025.

RCHI Note, New RCHI Note and Additional RCHI Note Issued In Connection with the RCHI Acquisition

In connection with the acquisition of RCHI. RCHI issued the RCHI Note to RHI. On December 5, 2024, $21.0 million of the principal balance of the RCHI Note was exchanged for $21.0 million of stated value of the Company’s Series A Preferred Stock and RCHI issued to RHI the New RCHI Note in the principal balance of $1.0 million. The New RCHI Note matured on June 5, 2025 and accrued interest on any outstanding principal amount at an interest rate of 8% per annum. After maturity, the default interest rate is 20% per annum until the New RCHI Note is paid in full. The New RCHI Note requires principal repayments equal to 10% of the free cash flow (net cash from operations less capital expenditures) from RCHI. Payments will be one month in arrears. As of December 31, 2025, the Company owes RHI a total of $1.1 million of accrued interest on the RCHI Note and the New RCHI Note. At December 31, 2025, the New RCHI Note remains in default.

On June 30, 2025, the Company issued the Additional RCHI Note in the principal amount of $5.8 million as additional consideration payable for the acquisition of RCHI and in the last half of 2025, an additional considerable payable for the acquisition of RCHI of $133,209 was added to the principal amount of the Additional Note, as more fully discussed in Note 5. On August 18, 2025, RHI exchanged $5.0 million of the principal balance of the Additional RCHI Note for 5,000 shares of the Company’s Series A Preferred Stock, leaving a principal balance of the Additional Note of $1.0 million at December 31, 2025. The Additional RCHI Note does not bear interest and has a maturity date of June 30, 2026.

Loans from Subsidiary of RHI

During the year ended December 31, 2025, the Company had two loans outstanding from a subsidiary of RHI with original principal balances aggregating to $1.0 million and the Company received net cash proceeds of $0.7 million, resulting in original issue discounts totaling $0.3 million. During 2025, the Company repaid $0.6 million of the loans and it recorded amortization of the original issue discounts during the year ended December 31, 2025 of $0.2 million as interest expense. At December 31, 2025, one of the loans remained outstanding with a principal balance of $0.3 million, which was net of unamortized discount of $0.1 million.

Health Information Technology Provided By InnovaQor.

RCHI and SCCH contracted with InnovaQor, Inc. (“InnovaQor”) to provide ongoing information technology-related services totaling approximately $0.3 million and $0.1 million, respectively, during the years ended December 31, 2025 and 2024, and they owed InnovaQor $0.1 million and $0.1 million at December 31, 2025 and 2024, respectively. RHI holds preferred stock in InnovaQor and Mr. Lagan is the controlling shareholder of InnovaQor.

Software Development Agreement with InnovaQor

In July 2025, Myrtle entered into an agreement with InnovaQor to develop a behavioral health patient engagement mobile application with a cost of $0.1 million, which is currently under construction.

Rent and Utilities Owed to RHI and A Subsidiary of RHI Under Facility Leases

As of December 31, 2025 and 2024, SCCH and Myrtle owed $0.3 million and $0.6 million, respectively, to a subsidiary of RHI for rent under facility leases that are more fully discussed in Note 12 to the accompanying consolidated financial statements. The Company has waived payment defaults on these leases through June 30, 2026.

During the year ended December 31, 2025, the Company incurred $0.2 million for rent and utilities associated with its corporate offices and it owed RHI $33,670 for these costs at December 31, 2025. The Company shares office facilities with RHI and the rent stems from a lease between RHI and a third party.

RHI Exchange Agreement

On February 6, 2026, the Company entered into a Series E Preferred Stock Exchange Agreement (the “Exchange Agreement”) effective December 31, 2025 with RHI. Pursuant to the Exchange Agreement, in full satisfaction and extinguishment of $200,000 in aggregate previously advanced amounts (the “Prior Advances”) made by RHI to the Company during the period from December 4, 2025 to December 10, 2025, the Company agreed to issue to RHI, and RHI agreed to accept, 8,000 shares of the Company’s Series E Preferred Stock at a stated value of $25.00 per share. Upon issuance of the 8,000 shares of Series E Preferred Stock to RHI in accordance with the Exchange Agreement, the Prior Advances will be deemed fully satisfied, cancelled and of no further force or effect, and RHI will have no further rights as a creditor of the Company with respect to the Prior Advances.

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

Employment Arrangements

We have entered into interim employment agreements, which are described above under EXECUTIVE COMPENSATION – Narrative Disclosure to the Summary Compensation Table – Agreements with Current Executive Officers.” See “EXECUTIVE COMPENSATION – Narrative Disclosure to the Summary Compensation Table – Agreements with Named Executive Officers” for a description of the terms and conditions of employment agreements by and between our current and former executive officers.

Celene Grant, Chief Financial Officer

Pursuant to her appointment as Chief Financial Officer on March 24, 2026, the board of directors approved Ms. Grant being paid an annual salary of $200,000 with a possible bonus of $25,000.

Item 14. Principal Accountant Fees and Services

On December 5, 2025 and October 7, 2024, we engaged Kreit & Chiu CPA LLP (“Kreit”) to serve as our independent registered public accounting firm for the years ended December 31, 2025 and 2024, respectively.

The following is a summary of the fees and services provided by Kreit to FOXO for fiscal years 2025 and 2024:

	For the Fiscal Year Ended December 31,
	2025	2024
Audit Fees (1)	$466,500	$666,550
Audit-Related Fees (2)	30,900	40,000
Total(3)	$497,400	$706,550

1.	Audit Fees. Audit fees of $466,500 and $666,500 for 2025 and 2024, respectively, were for professional services rendered for the audits of our financial statements, review of interim financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements related to periods under their engagement.

2.	Audit-Related Fees. Audit-related fees consist of fees billed by Kreit for assistance with registration statements filed with the SEC and for assurance and related services that are reasonably related to performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

3.	Kreit did not provide any non-audit or other professional services other than those reported under “Audit-Fees” and “Audit-Related Fees.”

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

All of the services provided by Kreit and fees for such services, were pre-approved by the audit committee in accordance with these standards.

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

(a)(3) Exhibits:

Required exhibits are incorporated by reference or are filed with this Annual Report.

Exhibit No.	Description	Included	Form	Referenced Exhibit	Filing Date
2.1+	Agreement and Plan of Merger, dated as of February 24, 2022, by and among Delwinds Insurance Acquisition Corp., FOXO Technologies Inc., DWIN Merger Sub Inc., and DIAC Sponsor LLC, in its capacity as Purchaser Representative thereunder.	By Reference	8-K	2.1	March 2, 2022

2.2	Amendment to Agreement and Plan of Merger, dated as of April 26, 2022, by and among Delwinds Insurance Acquisition Corp., FOXO Technologies Inc. and DIAC Sponsor LLC, in its capacity as Purchaser Representative.	By Reference	8-K	2.1	April 27, 2022

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of July 6, 2022, by and among Delwinds Insurance Acquisition Corp., FOXO Technologies Inc. and DIAC Sponsor LLC, in its capacity as Purchaser Representative.	By Reference	8-K	2.1	July 6, 2022

2.4	Amendment No. 3 to Agreement and Plan of Merger, dated as of August 12, 2022, by and among Delwinds Insurance Acquisition Corp., FOXO Technologies Inc. and DIAC Sponsor LLC, in its capacity as Purchaser Representative.	By Reference	8-K	2.1	August 12, 2022

3.1	Certificate of Incorporation of FOXO Technologies Inc.	By Reference	8-K	3.1	September 21, 2022

3.2	Certificate of Amendment to Certificate of Incorporation of FOXO Technologies Inc. filed October 31, 2023.	By Reference	8-K	3.1	November 2, 2023

3.3	Certificate of Amendment to Certificate of Incorporation filed April 22, 2025	By Reference	8-K	3.1	April 28, 2025

3.4	Certificate of Amendment to Certificate of Incorporation filed July 27, 2025	By Reference	8-K	3.1	July 28, 2025

3.5	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State effective October 22, 2025	By Reference	8-K	3.1	October 23, 2025

3.6	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State effective January 18, 2026	By Reference	8-K	3.1	January 20, 2026

3.7	Amended and Restated Bylaws	By Reference	8-K	3.1	October 25, 2024

3.8	Certificate of Designation filed with the Delaware Secretary of State on October 18, 2024	By Reference	8-K	3.1	October 23, 2024

3.9	Amended and Restated Certificate of Designation for Series A Preferred Stock filed with the Delaware Secretary of State on September 22, 2025	By Reference	8-K	3.1	September 26, 2025

3.10	Amended and Restated Certificate of Designation for Series B Preferred Stock filed with the Delaware Secretary of State on December 16, 2025	By Reference	8-K	3.1	December 19, 2025

3.11	Amended and Restated Certificate of Designation for Series C Preferred Stock filed with the Delaware Secretary of State on December 16, 2025	By Reference	8-K	3.2	December 19, 2025

3.12	Amended and Restated Certificate of Designation for Series D Preferred Stock filed with the Delaware Secretary of State on October 29, 2025	By Reference	8-K	3.1	November 4, 2025

3.13	Amended and Restated Certificate of Designation for Series E Preferred Stock filed with the Delaware Secretary of State on October 29, 2025	By Reference	8-K	3.2	November 4, 2025

4.1	Warrant Agreement, dated December 10, 2020, between Delwinds and Continental Stock Transfer & Trust Company, as Warrant Agent.	By Reference	8-K	4.1	December 16, 2020

4.2	Form of Assumed Warrant.	By Reference	8-K	4.2	September 21, 2022

4.3	Form of 15% Senior Promissory Note.	By Reference	8-K	4.3	September 21, 2022

4.4	Demand Promissory Note.	By Reference	8-K	10.3	September 19, 2023

4.5	Demand Promissory Note 2.	By Reference	8-K	4.1	October 5, 2023

4.6	Promissory Note issued on January 30, 2024 to ClearThink Capital Partners, LLC in the principal amount of up to $750,000	By Reference	10-Q	4.1	June 28, 2024

4.7	Form of Senior Note	By Reference	8-K	4.1	June 18, 2024

4.8	Senior Note issued by Rennova Community Health, Inc. to Rennova Health, Inc. on December 5, 2024	By Reference	8-K	4.1	December 10, 2024

4.9	Promissory Note in the Principal Amount of $500,000 issued to Mark White	By Reference	8-K	4.2	December 10, 2024

10.1	FOXO Technologies Inc. 2022 Equity Incentive Plan, as amended.	By Reference	8-K	10.5	May 30, 2023

10.2	2022 Management Contingent Share Plan (including Notice of Grant)	By Reference	S-4/A	10.9	August 26, 2022

10.3	FOXO Technologies Inc. 2020 Equity Incentive Plan.	By Reference	8-K	10.7	September 21, 2022

10.4	Form of FOXO Technologies Inc. 2020 Equity Incentive Plan Award Agreements.	By Reference	8-K	10.8	September 21, 2022

10.5	Strata Purchase Agreement, dated as of October 13, 2023, by and between the Company and ClearThink Capital Partners, LLC.	By Reference	8-K	10.1	October 16, 2023

10.6	Amendment No. 1 dated August 13, 2024 to the Strata Purchase Agreement dated October 13, 2023 with ClearThink Capital Partners, LLC	By Reference	10-Q	10.5	November 19, 2024

10.7	Amended and Restated Strata Purchase Agreement dated May 15, 2025	By Reference	10-Q	10.1	May 20, 2025

10.8	Supplement to Strata Purchase Agreement, dated as of October 13, 2023, by and between the Company and ClearThink Capital Partners, LLC.	By Reference	8-K	10.2	October 16, 2023

10.9	Securities Purchase Agreement, dated as of October 13, 2023, by and between the Company and ClearThink Capital Partners, LLC.	By Reference	8-K	10.3	October 16, 2023

10.10	Registration Rights Agreement, dated as of October 13, 2023, by and between the Company and ClearThink Capital Partners, LLC.	By Reference	8-K	10.4	October 16, 2023

10.11	Master Software and Services Agreement with KR8 AI Inc. effective January 12, 2024	By Reference	8-K	99.1	January 19, 2024

10.12	Termination Agreement dated December 6, 2024 by and between FOXO Technologies Inc. and KR8 AI Inc.	By Reference	8-K	99.5	December 10, 2024

10.13	Amendment No. 1 to Termination Agreement dated effective December 6, 2024 by and between FOXO Technologies Inc. and KR8 AI Inc.	By Reference	10-K	10.46	April 15, 2025

10.14	Letter Agreement, dated October 29, 2023, by and between FOXO Technologies Inc. and KR8 AI Inc.	By Reference	8-K	10.1	November 2, 2023

10.15	Finder’s Fee Agreement, dated as of October 9, 2023, between the Company and J.H. Darbie & Co., Inc.	By Reference	S-1/A	10.42	October 25, 2023

10.16	Exchange Agreement with Smithline Family Trust II dated May 28, 2024	By Reference	10-Q	10.1	August 19, 2024

10.17	Advisory Agreement July 25, 2024 with J.H. Darbie & Co., Inc.	By Reference	10-Q	10.2	November 19, 2024

10.18	Engagement of J.H. Darbie & Co., Inc. dated July 25, 2024	By Reference	10-Q	10.3	November 19, 2024

10.19*	Services Agreement July 25, 2024 with Mark White	By Reference	10-Q	10.4	November 19, 2024

10.20*	Termination of Employment, Settlement and Mutual Release Agreement December 5, 2024 by and between FOXO Technologies Inc., Rennova Health, Inc., and Mark White	By Reference	8-K	99.3	December 10, 2024

10.21	Registration Rights Agreement dated December 5, 2024 by and between FOXO Technologies Inc. and KR8 AI Inc.	By Reference	8-K	99.4	December 10, 2024

10.22	Purchase Agreement dated January 30, 2024 with ClearThink Capital Partners, LLC	By Reference	10-Q	10.1	June 28, 2024

10.23	Form of Securities Purchase Agreement for Senior Notes	By Reference	8-K	99.1	June 18, 2024

10.24	Share Exchange Agreement dated June 10, 2024 by, between, and among by and among FOXO Technologies Inc., Myrtle Recovery Centers, Inc., and Rennova Health, Inc.	By Reference	8-K	99.1	June 13, 2024

10.25	Share Exchange Agreement dated June 10, 2024 by and among FOXO Technologies Inc., Rennova Community Health, Inc., and Rennova Health, Inc.	By Reference	8-K	99.2	June 13, 2024

10.26	Exchange Agreement dated December 5, 2024 by, between, and among FOXO Technologies Inc., Rennova Community Health, Inc., and Rennova Health, Inc.	By Reference	8-K	99.1	December 10, 2024

10.27	Registration Rights Agreement dated December 5, 2024 by and between FOXO Technologies Inc. and Rennova Health, Inc.	By Reference	8-K	99.2	December 10, 2024

10.28	Shares for Services Agreement dated December 23, 2024 with Mitchell Silberberg & Knupp LLP	By Reference	8-K	99.1	December 27, 2024

10.29	Registration Rights Agreement dated December 23, 2024 with Mitchell Silberberg & Knupp LLP	By Reference	8-K	99.2	December 27, 2024

10.30*	Independent Director Agreement with Bret Barnes dated July 24, 2024	By Reference	10-K	10.66	April 15, 2025

10.31*	Independent Director Agreement with Francis Colt deWolf III dated January 22, 2024	By Reference	10-K	10.67	April 15, 2025

10.32*	Services Agreement by and between FOXO Labs, Inc. and Mark White dated December 6, 2024	By Reference	10-K	10.68	April 15, 2025

10.33	Registration Rights Agreement with Sabby Volatility Warrant Master Fund, Ltd. dated April 4, 2025	By Reference	S-1	10.69	May 2, 2025

10.34	Securities Purchase Agreement with Sabby Volatility Warrant Master Fund, Ltd. dated April 4, 2025	By Reference	S-1	10.71	June 5, 2025

10.35	Securities Purchase Agreement with Sabby Volatility Warrant Master Fund, Ltd. dated April 15, 2025	By Reference	S-1	10.72	June 5, 2025

10.36	Securities Purchase Agreement with Sabby Volatility Warrant Master Fund, Ltd. dated May 8, 2025	By Reference	S-1	10.73	June 5, 2025

10.37	Securities Purchase Agreement with Sabby Volatility Warrant Master Fund, Ltd. dated May 19, 2025	By Reference	S-1	10.74	June 5, 2025

10.38	Securities Purchase Agreement with Sabby Volatility Warrant Master Fund, Ltd. dated June 3, 2025	By Reference	S-1	10.75	June 5, 2025

10.39	Amendment No. 2 dated June 10, 2025 to the Exchange Agreement with Smithline Family Trust II	By Reference	10-Q	10.1	August 19, 2025

10.40	Stock Purchase Agreement dated September 9, 2025 by, between, and among FOXO Technologies Inc., Vector Bio Source Inc., stockholders of Vector, and FOXO Acquisition Corporation	By Reference	8-K	99.1	September 15, 2025

10.41	Form of Warrant Agreement	By Reference	8-K	99.1	September 22, 2025

10.42	Series E Preferred Stock Exchange Agreement, dated as of December 31, 2025, by and between FOXO Technologies Inc. and Rennova Health, Inc.	By Reference	8-K	99.1	February 6, 2026

14.1	Code of Conduct and Ethics.	By Reference	8-K	14.1	September 21, 2022

16.1	Letter from Grant Thornton LLP to the SEC dated September 21, 2022.	By Reference	8-K	16.1	September 21, 2022

16.2	Letter dated June 15, 2023 from KPMG LLP to the U.S. Securities and Exchange Commission.	By Reference	8-K	16.1	June 15, 2023

16.3	Letter from EisnerAmper LLP Dated January 5, 2024 Regarding Change in Certifying Accountant	By Reference	8-K	16.1	January 5, 2024

21.1	List of Subsidiaries.	By Reference	S-1	21.1	February 9, 2026

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1#	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2#	Certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

97.1	Clawback Policy	By Reference	10-K	97.1	June 6, 2024

101.INS#	Inline XBRL Instance Document.

101.SCH#	Inline XBRL Taxonomy Extension Schema.

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

*	Indicates management contract or compensatory plan or arrangement.

#	Furnished not filed.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on 15th day of April, 2026.

FOXO TECHNOLOGIES INC.

By:	/s/ Seamus Lagan
Seamus Lagan
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Celene Grant
Celene Grant
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Seamus Lagan	Chief Executive Officer and Director	April 15, 2026
Seamus Lagan	(Principal Executive Officer)

/s/ Celene Grant	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2026
Celene Grant
/s/ Trevor Langley	Director	April 15, 2026
Trevor Langley

/s/ Mark White	Director	April 15, 2026
Mark White

/s/ Francis Colt deWolf III	Director	April 15, 2026
Francis Colt deWolf III

/s/ Bret Barnes	Director	April 15, 2026
Bret Barnes

FOXO TECHNOLOGIES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

FOXO Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FOXO Technologies Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered continued negative cash flows and losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Los Angeles, California

April 15, 2026

FOXO technologies inc. and subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$207,453	$68,268
Accounts receivable, net	2,468,346	2,270,957
Inventory and supplies	183,627	161,466
Prepaid expenses	97,691	291,011
Other current assets	155,363	89,564
Total current assets	3,112,480	2,881,266
Property and equipment, net	322,357	364,481
Intangible assets, net	9,770,969	9,015,556
Goodwill	27,823,444	25,463,948
Right-of-use assets	3,548,623	3,982,820
Total assets	$44,577,873	$41,708,071

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,966,211	$6,677,281
Accrued expenses	11,902,383	11,994,783
Notes payable	2,151,838	7,279,724
Related parties’ notes and loans payable	4,902,392	2,671,924
Other loans	237,810	268,257
Related parties’ payables and accrued expenses	1,998,775	1,941,385
Right-of-use lease obligations	499,351	367,474
Total current liabilities	28,658,760	31,200,828
Warrant liabilities	-	41,246
Contingent purchase price consideration	500,000	-
Right-of-use lease obligations, non-current	3,174,549	3,667,553
Medicare cost report settlement payables	1,168,264	1,526,633
Total liabilities	33,501,573	36,436,260
Commitments and contingencies (Note 18)
Stockholders’ equity (deficit)
Series A preferred stock, $0.0001 par value and $1,000 stated value per share; 50,000 shares authorized, 19,341 and 22,540 shares issued and outstanding as of December 31, 2025 and 2024, respectively	2	2
Series B preferred stock, $0.0001 par value and $1,000 stated value per share; 7,500 shares authorized, 3,245 and 0 shares issued and outstanding as of December 31, 2025 and 2024, respectively	-	-
Series C preferred stock, $0.0001 par value and $1,000 stated value per share; 5,000 shares authorized, 304 and 120 shares issued and outstanding as of December 31, 2025 and 2024, respectively	-	-
Series D preferred stock, $0.0001 par value and $1,000 stated value per share; 10,000 shares authorized, 4,312 issued and outstanding as of December 31, 2025 and 2024	1	1
Series E preferred stock, $0.0001 par value and $25 stated value per share; 4,000,000 shares authorized, 68,000 and 0 issued and outstanding as of December 31, 2025 and 2024, respectively	7	-
Class A common stock, $0.0001 par value, 2,500,000,000 shares authorized, 2,495,660,151 and 1,183,942 shares issued and outstanding as of December 31, 2025 and 2024, respectively	249,566	119
Additional paid-in-capital	235,540,145	195,864,697
Accumulated deficit	(224,644,739)	(190,541,067)
Total FOXO’s stockholders’ equity	11,144,982	5,323,752
Noncontrolling interest	(68,682)	(51,941)
Total stockholders’ equity	11,076,300	5,271,811
Total liabilities and stockholders’ equity	$44,577,873	$41,708,071

See accompanying Notes to Consolidated Financial Statements

Foxo Technologies INc. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024
Net revenues	$16,367,617	$4,051,601
Operating expenses:
Direct costs of revenue	8,328,614	2,484,361
Research and development	182,498	312,267
Management contingent share plan, net of forfeitures	(173,048)	(56,231)
Impairments of intangible assets	-	1,847,994
Goodwill impairment	7,000,000	-
Selling, general and administrative	11,358,767	7,225,124
Total operating expenses	26,696,831	11,813,515
Loss from operations	(10,329,214)	(7,761,914)
Change in fair value of warrant liabilities	41,246	(32,425)
Interest expense	(3,434,005)	(3,910,340)
Gain (loss) from extinguishments of debt	1,863,834	(428,295)
Other non-operating expense, net	(771,823)	(287,988)
Total non-operating expenses, net	(2,300,748)	(4,659,048)
Loss before income taxes	(12,629,962)	(12,420,962)
Income tax benefit	(182,831)	-
Net loss, including noncontrolling interest	(12,447,131)	(12,420,962)
Noncontrolling interest	16,741	14,573
Net loss attributable to FOXO	(12,430,390)	(12,406,389)
Deemed dividends from preferred stock, including anti-dilution provisions, and triggers of down-round provisions and extension of Assumed Warrants	(21,673,282)	(1,073,993)
Net loss to common stockholders	(34,103,672)	(13,480,382)
Preferred stock dividends – undeclared	(937,809)	(81,326)
Net loss to common stockholders, net of preferred stock dividends – undeclared	$(35,041,481)	$(13,561,708)
Net loss per share of Class A Common Stock, basic and diluted	$(0.13)	$(18.47)

Weighted average number of shares of Class A Common Stock, basic and diluted	264,778,540	734,274

See accompanying Notes to Consolidated Financial Statements

FOXO TECHNOLOGIES INC. and subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Class A Common		Additional		Total FOXO		Total
	Stock		Stock		Paid-	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	In-Capital	Deficit	Equity	Interest	Equity

Balance, December 31, 2024	26,972	$3	1,183,942	$119	$195,864,697	$(190,541,067)	$5,323,752	$(51,941)	$5,271,811
Net loss to common stockholders	-	-	-	-	-	(34,103,672)	(34,103,672)	-	(34,103,672)
Noncontrolling interest	-	-	-	-	-	-	-	(16,741)	(16,741)
Series A Preferred Stock issued in exchange for RCHI note payable	5,000	1	-	-	4,999,999	-	5,000,000	-	5,000,000
Series B Preferred Stock issued in exchange for Senior PIK Notes, net of finder’s fees	3,458	-	-	-	3,282,500	-	3,282,500	-	3,282,500
Series A Preferred Stock issued in exchange for Senior Notes Payable	3,400	-	-	-	3,000,000	-	3,000,000	-	3,000,000
Exchanges of Series B Preferred Stock for Series C Preferred Stock, net	106	-	-	-	-	-	-	-	-
Conversions of Series A Preferred Stock into common stock	(11,599)	(1)	1,953,414,478	195,342	(195,341)	-	-	-	-
Series C Preferred Stock issued for cash investment, net of issuance costs	135	-	-	-	100,875	-	100,875	-	100,875
Series E Preferred Stock issued in exchange for related party note payable	8,000	1	-	-	199,999	-	200,000	-	200,000
Stock-based compensation, net of forfeitures	-	-	(168)	-	(164,209)	-	(164,209)	-	(164,209)
Common stock issued under corporate development and advisory agreements	-	-	38,389	4	(4)	-	-	-	-
Common stock issued and issuable to finder for finder’s fee	-	-	11,494	1	181,650	-	181,651	-	181,651
Common stock issued under terms of notes payable	-	-	34,350	3	38,246	-	38,249	-	38,249
Common stock issuable under terms of notes payable	-	-	-	-	68,225	-	68,225	-	68,225
Common stock issued for Series C Preferred Stock dividends	-	-	67,114	7	6,743	-	6,750	-	6,750
Common stock issued for conversion of Series C Preferred Stock	(270)	-	2,535,879	254	(254)	-	-	-	-
Common stock issued for conversions of notes payable	-	-	535,933,281	53,592	2,961,789	-	3,015,381	-	3,015,381
Common stock issued for fractional shares in reverse stock split			15,361	1	(1)		-	-	-
Common stock issued for legal settlement	-	-	2,426,031	243	1,258,879	-	1,259,122	-	1,259,122
Series E Preferred Stock issued for purchase of Vector	60,000	6	-	-	1,499,994	-	1,500,000	-	00,000
Common stock warrants issued for purchase of Vector	-	-	-	-	769,826	-	769,826	-	769,826
Deemed dividends from issuances of preferred stock and triggers of down round provisions and extension of Assumed Warrants	-	-	-	-	437,194	-	437,194	-	437,194
Deemed dividends from conversion price changes of preferred stock	-	-	-	-	21,229,338	-	21,229,338	-	21,229,338
Balance, December 31, 2025	95,202	$10	2,495,660,151	$249,566	$235,540,145	$(224,644,739)	$11,144,982	$(68,682)	$11,076,300

	Preferred Stock		Class A Common		Additional		Total FOXO Stockholders’		Total Stockholders’
	Stock		Stock		Paid-	Accumulated	Equity	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	In-Capital	Deficit	(Deficit)	Interest	(Deficit)

Balance, December 31, 2023	-	$-	384,223	$38	$162,960,438	(177,060,685)	$(14,100,209)	$-	$(14,100,209)
Net loss to common stockholders	-	-	-	-	-	(13,480,382)	(13,480,382)		(13,480,382)
Noncontrolling interest	-	-	-	-	-	-	-	(14,573)	(14,573)
Series A Preferred Stock issued in exchange for RCHI note payable	21,000	2	-	-	20,999,998	-	21,000,000	-	21,000,000
Series A Preferred Stock issued in exchange for Senior Notes Payable	2,464	0	-	-	2,464,000	-	2,464,000	-	2,464,000
Conversions of Series A Preferred Stock into common stock	(924)	(0)	179,563	17	(17)	-	-	-	-
Series C Preferred Stock issued for cash investment, net of issuance costs	120	0	-	-	89,925	-	89,925	-	89,925
Series D Preferred Stock issued to KR8 under the KR8 Termination Agreement	3,000	0	-	-	3,117,371	-	3,117,371	-	3,117,371
Series D Preferred Stock issued to MSK under Shares for Services Agreement	1,312	0	-	-	1,311,700	-	1,311,700	-	1,311,700
Stock-based compensation, net of forfeitures	-	-	(620)	-	(117,428)	-	(117,428)	-	(117,428)
Common stock issued under KR8 License Agreement	-	-	77,238	7	419,622	-	419,629	-	419,629
Common stock issued under corporate development and advisory agreements	-	-	97,990	9	545,991	-	546,000	-	546,000
Common stock issuable to finder for financial and strategic advisory services	-	-	-	-	165,000	-	165,000	-	165,000
Common stock issued to MSK under Shares for Services Agreement	-	-	25,680	2	(2)	-	-	-	-
Common stock issued to employee	-	-	2,673	5	15,690	-	15,695	-	15,695
Warrants issuable for finder’s fees	-	-	-	-	61,915	-	61,915	-	61,915
Common stock issued under terms of notes payable	-	-	80,842	8	397,506	-	397,514	-	397,514
Common stock issued for extensions of notes payable	-	-	17,588	2	59,248	-	59,250	-	59,250
Common stock issuable under terms of notes payable	-	-	-	-	315,925	-	315,925	-	315,925
Common stock issued for conversions of notes payable	-	-	104,564	10	694,735	-	694,745		694,745
Common stock issued for legal settlement	-	-	162,762	16	902,774	-	902,790	-	902,790
Common stock issued for Myrtle acquisition	-	-	51,439	5	235,430	-	235,435	-	235,435
Common stock issuable to finder in lieu of finder’s warrants and for finder’s fees	-	-	-	-	150,884	-	150,884		150,884
Noncontrolling interest	-	-	-	-	-	-	-	(37,368)	(37,368)
Deemed dividends from trigger of down round provisions and extension of Assumed Warrants and preferred stock	-	-	-	-	1,073,993		1,073,993	-	1,073,993
Balance, December 31, 2024	26,972	$3	1,183,942	$119	$195,864,697	$(190,541,067)	$5,323,752	$(51,941)	$5,271,811

See accompanying Notes to Consolidated Financial Statements

FOXO TECHNOLOGIES INC. and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss, including noncontrolling interest	$(12,447,131)	$(12,420,962)
Adjustments to reconcile net loss, including non controlling interest to net cash used in operating activities:
Depreciation and amortization	597,433	1,235,015
(Gain) loss from extinguishments of debt	(1,863,834)	428,295
Impairments of intangible assets	-	1,848,402
Goodwill impairment	7,000,000	-
Equity-based compensation (forfeitures), net	(164,209)	(101,734)
Amortization of consulting fees paid in common stock	229,817	481,183
Change in fair value of warrants	(41,246)	32,425
Non-cash interest	916,510	1,047,743
Amortization of debt discounts and debt issuance costs	1,763,189	1,376,498
Income tax benefit	(182,831)	-
RCHI additional purchase price consideration	97,731	-
Other	-	100,000
Changes in operating assets and liabilities:
Accounts receivable	(119,051)	553,929
Inventory and supplies	(14,140)	40,268
Prepaid expenses	(36,497)	98,562
Other current assets	(65,799)	74,229
Accounts payable	186,251	1,157,448
Accrued and other liabilities, including related parties’ payables	635,409	1,787,290
Change in other liabilities	12,000	(480,517)
Change in right-of-use lease obligations	(368,719)	(98,688)
Net cash used in operating activities	(3,865,117)	(2,840,614)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from purchases of Myrtle and RCHI	-	13,329
Purchase of Vector, net of cash acquired	(493,585)	-
Purchases of property and equipment	(62,021)	-
Purchase of intangible asset	(100,000)	-
Net cash used in investing activities	(655,606)	13,329
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of notes payable	1,740,000	4,090,500
Borrowings on notes payable to RHI	3,839,504	-
Payments on notes payable to RHI	(2,100,693)	(993,045)
Payments on notes payable	(1,672,396)	(30,881)
Payments on other loans	(526,382)	(257,062)
Proceeds from other loans	279,000	-
Proceeds from issuances of preferred stock, net of issuance costs	3,100,875	89,925
Finder’s fees on notes payable paid in cash	-	(42,000)
Net cash provided by financing activities	4,659,908	2,857,437
Net change in cash and cash equivalents	139,185	30,152
Cash and cash equivalents at beginning of period	68,268	38,116
Cash and cash equivalents at end of period	$207,453	$68,268

See accompanying Notes to Consolidated Financial Statements

Foxo technologies inc. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 DESCRIPTION OF BUSINESS

Overview

FOXO Technologies Inc. (“FOXO” or the “Company”), formerly known as Delwinds Insurance Acquisition Corp. (“Delwinds”), a Delaware corporation, was originally formed in April 2020 as a publicly traded special purpose company for the purpose of effecting a merger, capital stock exchange, asset acquisition, reorganization, or similar business combination involving one or more businesses.

As of December 31, 2025, FOXO owns and operates four principal subsidiaries.

Rennova Community Health, Inc., (“RCHI”) owns and operates Scott County Community Hospital, Inc. (“SCCH”) (d/b/a Big South Fork Medical Center (“BSF”)), a critical access designated (“CAH”) hospital in East Tennessee.

Myrtle Recovery Centers, Inc., (“Myrtle”) a 30-bed behavioral health facility in East Tennessee. Myrtle provides inpatient services for detox and residential treatment and outpatient services for medication assisted treatment (‘MAT”) and Office-Based Opiate Treatment Facility (‘OBOT’) Programs.

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

With the acquisitions from Rennova Health Inc. (“RHI”) of Myrtle effective on June 14, 2024, and RCHI on September 10, 2024, the Company offers behavioral health services, including substance use disorder treatment, and operates a critical access designated hospital in Oneida, Tennessee. With the acquisition of Vector on September 19, 2025, the Company offers biological materials that support research, diagnostics and emerging therapeutic applications. The acquisitions of Myrtle, RCHI and Vector are more fully discussed in Note 5. In addition, FOXO Labs is commercializing epigenetic biomarker technology to support scientific research and disruptive next-generation business initiatives. The Company applies automated machine learning and artificial intelligence (“AI”) technologies to discover epigenetic biomarkers of human health, wellness and aging.

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

The Business Combination was approved by Delwinds’ stockholders on September 14, 2022, and closed on September 15, 2022 (the “Closing”) whereby Merger Sub merged into FOXO Technologies Operating Company, with FOXO Technologies Operating Company surviving the merger as a wholly owned subsidiary of the Company (the “Combined Company”), and with FOXO Technologies Operating Company security holders becoming security holders of the Combined Company. Immediately upon the Closing, the name of Delwinds was changed to FOXO Technologies Inc.

Following the Closing, FOXO became a holding company whose wholly-owned subsidiary, FOXO Technologies Operating Company, conducted all of the core business operations. FOXO Technologies Operating Company maintains its two wholly-owned subsidiaries, FOXO Labs Inc. and FOXO Life, LLC. FOXO Labs maintains a wholly-owned subsidiary, Scientific Testing Partners, LLC.

Delisting Proceedings by NYSE American and Commencement of Trading on the OTC Market

On August 12, 2025, the Company received a letter from NYSE confirming that NYSE Regulation determined to commence proceedings to delist the Class A Common Stock of the Company from NYSE American, pursuant to Section 1003(f)(v) of the NYSE American Company Guide due to the low selling price of the Class A Common Stock. The share price went below the NYSE minimum price of $0.10 on August 12, 2025 and was suspended from trading by NYSE. On August 22, 2025, a Form 25 was filed and, 10 days later the delisting was effective.

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

The Company’s history of losses requires management to critically assess its ability to continue operating as a going concern. For the years ended December 31, 2025 and 2024, the Company incurred net losses attributable to FOXO of $12.4 million and $12.4 million, respectively. As of December 31, 2025, the Company had a working capital deficit of $25.5 million. Cash used in operating activities for the years ended December 31, 2025 and 2024 was $3.9 million and $2.8 million, respectively. As of December 31, 2025, the Company had $0.2 million available cash and cash equivalents.

The Company’s ability to continue as a going concern is dependent on generating revenue, raising additional equity or debt capital, reducing losses and improving future cash flows. The Company will continue ongoing capital-raising initiatives and has demonstrated previous success in raising capital to support its operations, including the private placements and debt financings.

On June 14, 2024, September 10, 2024 and September 19, 2025, the Company completed the acquisitions of Myrtle, RCHI and Vector, respectively, which are more fully discussed in Note 5. In addition, to fund our operations, we continue to (i) pursue additional avenues to capitalize the Company and(ii) pursue additional strategic operating companies.

See Note 10 for information on promissory notes payable issued during the years ended December 31, 2025 and 2024, Note 13 for information on preferred stock and common stock issued during the years ended December 31, 2025 and 2024 and Note 20 for financing transactions entered into subsequent to December 31, 2025.

On September 20, 2022, the Company issued to certain investors 15% Senior Promissory Notes (the “Senior PIK Notes”) in an aggregate principal amount of $3.5 million, each with a maturity date of April 1, 2024 (the “Maturity Date”). The Senior PIK Notes are more fully discussed in Note 10. Pursuant to the terms of the Senior PIK Notes, commencing on November 1, 2023, and on each one-month anniversary thereof, the Company was required to pay the holders of the Senior PIK Notes an equal amount until their outstanding principal balance has been paid in full on the Maturity Date, or, if earlier, upon acceleration or prepayment of the Senior PIK Notes in accordance with their terms. The Company failed to make the payments due on November 1, 2023 and on each one-month anniversary thereof, which constituted an event of default under the Senior PIK Notes. On October 18, 2024, the Company entered into Amendment No. 1 to the Senior PIK Notes (the “PIK Notes Amendment No. 1”). Under the PIK Notes Amendment No.1, which was approved by the Company’s shareholders effective January 17, 2025, on January 22, 2025, the Senior PIK Notes were automatically exchanged for 3,475.5 shares of the Company’s newly designated Series B Cumulative Convertible Redeemable Preferred Stock (the “Series B Preferred Stock”), as more fully discussed in Note 13.

While there have been improvements to the Company’s capital structure, until such time as it is able to generate positive cash flows from operations, it will need to obtain other sources of financing to fund its operations. There can be no assurances that additional sources of financing will be available, or if available at all, on favorable terms. As such, until additional equity or debt capital is secured and the Company begins generating sufficient revenue and operating cash flows, there is substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the issuance of these consolidated financial statements. If the Company is unable to fund its operations, it will be required to evaluate further alternatives, which could include further curtailing or suspending its operations, selling the Company, dissolving and liquidating its assets or seeking protection under bankruptcy laws. A determination to take any of these actions could occur at a time that is earlier than when the Company would otherwise exhaust its cash resources.

These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Regulation S-X of the SEC. The consolidated financial statements include the accounts of FOXO and its wholly owned and majority-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

COMPREHENSIVE LOSS

During the years ended December 31, 2025 and 2024, comprehensive loss was equal to the net loss to common stockholders amounts presented in the consolidated statements of operations.

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

All share and per share information included in these financial statements has been reflected as if the Reverse Stock Splits occurred as of the earliest period presented.

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

IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

The Company acquired goodwill and intangible assets in 2024 from the acquisitions of Myrtle and RCHI and in 2025 from the acquisition of Vector, as more fully discussed in Note 5.

Goodwill is required to be tested annually or whenever events have occurred that suggest that goodwill may be impaired. Goodwill is tested at the reporting unit level. The Company has three reporting units: Myrtle, SCCH and Vector. Step 0 in the goodwill impairment test model is to perform a qualitative analysis. This step is not required but can be applied to determine if it is more likely than not that an impairment has occurred. Step 1 is to perform a qualitative analysis to determine a reporting unit’s fair value and to compare the fair value to the reporting unit’s carrying value. If the carrying value exceeds the unit’s fair value, a goodwill impairment is recorded to adjust the unit’s carrying value to fair value. The guidance allows the use of a single valuation technique or multiple valuation techniques. The Company elected to use a single present value technique consisting of a discounted cash flow model. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Based on its testing, management determined that there was an impairment of SCCH’s goodwill during the year ended December 31, 2025, as more fully discussed in Note 8.

The Company reviews its intangible assets to determine potential impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. For intangible assets, recoverability is measured by comparing the carrying amount of the asset group with the future undiscounted cash flows the assets are expected to generate. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. If such assets are considered impaired, an impairment loss is measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets. Management determined that there were impairments of certain intangible assets during the year ended December 31, 2024 as more fully discussed in Note 8.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down-round provision no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round provision. Convertible instruments with embedded conversion options that have down-round features are now subject to the specialized guidance in Subtopic 470-20, including related earnings/loss per share (“guidance (in Topic 260).

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

Healthcare

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

Included in healthcare revenue for the year ended December 31, 2025 is $3.5 million from the State of Tennessee’s Hospital Improvement Plan (“THIP”). The THIP is designed to increase revenues for hospitals serving TennCare patients.

Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). As of December 31, 2025 and December 31, 2024, $1.9 million and $2.1 million, respectively, of Medicare cost report settlement liabilities were recorded, as presented in Note 9.

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

Life Science Services

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

Labs

The Company has recorded minor amounts of revenues from its Labs segment during the years ended December 31, 2025 and 2024. Labs currently recognizes revenue from collecting a royalty from Illumina, Inc. related to the sales of the Infinium Mouse Methylation Array. Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company applies judgment in determining the customer’s ability and intention to pay based on a variety of factors including the customer’s historical payment experience.

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

During the years ended December 31, 2025 and 2024, estimated contractual allowances and implicit price concessions of $70.0 million and $18.6 million, respectively, have been recorded as reductions to revenues and accounts receivable balances to enable the Company to record its revenues and accounts receivable at the estimated amounts it expects to collect. As required by Topic 606, after deducting estimated contractual allowances and implicit price concessions from the healthcare segment’s revenues for the years ended December 31, 2025 and 2024, the Company recorded healthcare net revenues of $16.1 million and $4.0 million, respectively. The Company continues to review the provisions for contractual allowances and implicit price concessions. See Note 6, Accounts Receivable, Net.

EQUITY-BASED COMPENSATION

In 2022, we offered equity-based compensation to employees and non-employees in the form of stock options and restricted stock. We measure and recognize all equity-based payments to employees, service providers and board members at fair value. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the consolidated statements of operations based on the estimated fair value of those awards on the grant date or reporting date, if required to be remeasured, and amortized on a straight-line basis over the requisite service period. We recognize forfeitures as incurred. We utilize a Black-Scholes valuation model to estimate the fair value of stock options and this model requires the input of assumptions, including the exercise price, volatility, expected term, discount rate, and the fair value of the underlying stock on the date of grant. These inputs are provided at the grant date for an equity-classified award and each measurement date for a liability-classified award. Equity-based compensation awards are considered granted (i) when there is a mutual understanding of key terms, (ii) we are contingently obligated to issue the options, and (iii) the option holder begins to benefit or be adversely impacted by changes in our stock price. This primarily occurs at the time the stock option agreements are executed. The fair value of each stock option is estimated using a Black-Scholes valuation model. We did not grant stock options during the years ended December 31, 2025 and 2024, however, we had forfeitures during those years. We also had forfeitures of restricted stock awards during the years ended December 31, 2025 and 2024. See Note 14 for additional disclosures regarding equity-based compensation.

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

BUSINESS COMBINATIONS

The Company follows the guidance in ASC 805, Business Combinations for determining the appropriate accounting treatment for business acquisitions. Under ASC 805, the assets acquired, and liabilities assumed are recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The excess of the purchase prices over the aggregate fair value of the tangible assets acquired and liabilities assumed is treated as goodwill in accordance with ASC 805. During the measurement period or until valuation studies are completed, the provisional amounts used for the purchase price allocation are subject to adjustments for a period not to exceed one year from the date of acquisition. Acquisition costs are expensed as incurred. The accounting for the acquisitions of Myrtle, RCHI and Vector are presented in Note 5, Acquisitions.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires enhanced annual disclosures for specific categories in the rate reconciliation and income taxes paid disaggregated by federal, state and foreign taxes. ASU 2023-09 was effective for public business entities for annual periods beginning on January 1, 2025. The Company adopted ASU 2023-09 effective January 1, 2025 using a retrospective approach to all prior periods presented in these annual financial statements. Income taxes, including the enhanced annual disclosures required by ASU 2023-09, as applicable, are presented in Note 16.

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

In September 2025, the FASB issued ASU 2025-07, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40). The target of this update is accounting for internal use software. The amendments in this Update remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: 1. Management has authorized and committed to funding the software project. 2. It is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). In evaluating the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software (referred to as “significant development uncertainty”). The two factors to consider in determining whether there is significant development uncertainty are whether: 1. The software being developed has technological innovations or novel, unique, or unproven functions or features, and the uncertainty related to those technological innovations, functions, or features, if identified, has not been resolved through coding and testing. 2. The entity has determined what it needs the software to do (for example, functions or features), including whether the entity has identified or continues to substantially revise the software’s significant performance requirements. The amendments in this Update specify that the disclosures in Subtopic 360-10, Property, Plant, and Equipment—Overall, are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements. Furthermore, the amendments in this Update supersede the website development costs guidance and incorporate the recognition requirements for website-specific development costs from Subtopic 350-50 into Subtopic 350-40. Under current GAAP, entities are required to capitalize development costs incurred for internal-use software depending on the nature of the costs and the project stage during which they occur. The amendments in this ASU improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods, including methods that entities may use to develop software in the future. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments in this ASU permit an entity to apply the new guidance on either a prospective or a retrospective basis. The Company has not yet determined the impact of the adoption of this ASU on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting Topic 270. The amendments in this Update clarify interim disclosure requirements and the applicability of Topic 270. The amendments in this Update result in a comprehensive list of interim disclosures that are required by GAAP. In developing the list of disclosures required by other Topics, the FASB focused on identifying the interim disclosures that are currently required under GAAP. The objective of the amendments is to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements. The amendments in this Update also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The intent of the disclosure principle, which is modeled after a previous SEC disclosure requirement, is to help entities determine whether disclosures not specified in Topic 270 should be provided in interim reporting periods. The amendments in this Update also clarify the applicability of Topic 270, the types of interim reporting, and the form and content of interim financial statements in accordance with GAAP. The amendments in this Update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities. Early adoption is permitted. The amendments in this Update can be applied either (1) prospectively or (2) retrospectively to any or all prior periods presented in the financial statements. The Company has not yet determined the additional information that it will be required to provide upon adoption of this ASU.

Other recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 4 NET LOSS PER SHARE

The following table sets forth the calculation of basic and diluted loss per share for the periods presented based on the weighted average number of shares of the Company’s Class A Common Stock outstanding during the years ended December 31, 2025 and 2024:

	2025	2024
Net loss attributable to FOXO	$(12,430,390)	$(12,406,389)
Deemed dividends from preferred stock, including anti-dilution provisions, and triggers of down-round provisions and the extension of Assumed Warrants	(21,673,282)	(1,073,993)
Net loss to common stockholders	(34,103,672)	(13,480,382)
Preferred stock dividends – undeclared	(937,809)	(81,326)
Net loss to common stockholders, net of preferred stock dividends - undeclared	$(35,041,481)	$(13,561,708)
Basic and diluted weighted average number of shares of Class A Common Stock	264,778,540	734,274
Basic and diluted net loss available to Class A Common Stock per share	$(0.13)	$(18.47)

The following Class A common stock equivalents of the Company have been excluded from the computation of diluted net loss per common share as the effect would be antidilutive and reduce the net loss per common stock.

	December 31, 2025	December 31, 2024
Preferred stock	281,399,438,392	5,255,736
Public and private warrants	52,155	52,155
Assumed Warrants	-	237,513
Convertible notes payable	15,382,610,000	144,268
Stock options	300	5,264
Vector Warrants	386,847,195	-
Total anti-dilutive shares	297,168,948,042	5,694,936

At December 31, 2025, in addition to the common stock equivalents listed in the table above, the Company has agreed to issue; (i) an aggregate of 21,985 shares of its Class A Common Stock under the terms of outstanding notes payable, which are discussed in Notes 10 and 13, and (ii) 233,743 shares of its common stock for finder’s fees, which are discussed in Note 13.

Note 5 ACQUISITIONS

Acquisition of Myrtle Under Stock Exchange Agreement

On June 10, 2024, the Company entered into a stock exchange agreement, as supplemented (the “Myrtle Agreement”), provided for RHI to exchange all of its equity interest in Myrtle for $0.5 million, payable in a combination of shares of the Company’s Class A Common Stock and a note payable. The closing occurred effective on June 14, 2024. The Company recorded a non-interest-bearing note payable due on demand to RHI in the amount of $0.3 million and it paid the remaining purchase price of $0.2 million by issuing 51,439 shares of its Class A Common Stock to RHI on July 17, 2024. The number of shares of the Company’s Class A Common Stock issuable to RHI was determined by dividing $0.2 million by the volume weighted average price of the Company’s Class A Common Stock on the day prior to closing, which was $2.30 per share. In addition to the $0.3 million promissory note issued to RHI for a portion of the purchase price of Myrtle, Myrtle issued a promissory note payable to RHI dated June 13, 2024, in the original principal amount of $1.6 million, which represented the amount owed to RHI by Myrtle at the time of the sale of Myrtle to the Company. The $0.3 million note and the $1.6 million note are more fully discussed in Note 10.

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

Pursuant to the RCHI SEA, in the event that the Company, at any time after June 10, 2024, the date specified in the RCHI SEA, and during the twelve months thereafter, entered into any agreement or settlement agreement with any pre-existing holder of debt or other liability owed by the Company above $5.0 million (cumulative) then the consideration payable shall increase on a dollar for dollar basis for the aggregate settlement amount above $5.0 million. As of the September 10, 2024 acquisition date, the full scope of the Company’s obligations to pre-existing debt holders or other creditors was not determinable, as negotiations with creditors and debt holders remained open and unresolved. As of September 10, 2025, which was one year from the date of the RCHI acquisition, the Company had fully settled approximately $6.0 million of cumulative debts and other liabilities above $5.0 million. Accordingly, on the December 31, 2025 consolidated balance sheet, related parties’ note payable includes a $1.0 million note payable to RHI (the “Additional RCHI Note”) and on August 18, 2025, the Company issued to RHI 5,000 shares of its Series A Preferred Stock with a stated value of $5.0 million. The additional consideration owed of $6.0 million has been recorded as additional goodwill as reflected in the table below. Promissory notes are presented in Note 10 and Series A Preferred Stock is more fully discussed in Note 13. In addition, the Company has agreed to extend the period for settlement of qualifying debt and other liabilities that are not yet settled or quantified through June 30, 2026. In the fourth quarter of 2025, the Company settled an additional $0.1 million of qualifying debt and other liabilities. Since this settlement was made after the end of the one-year measurement period of September 10, 2025, but prior to the end of the extension period of June 30, 2026, the Company recorded the additional amount as an expense in the consolidated statement of operations and a related party loan to RHI in the consolidated balance sheet at December 31, 2025. The Company cannot estimate the settlement amount of additional liabilities that existed at June 10, 2024 and that may be settled through the extension period of June 20, 2026 because of ongoing negotiations that remain unresolved. Any additional amount will be recorded as an additional expense in the consolidated statement of operations and as an additional liability to RHI.

As previously discussed in Note 1, RCHI’s wholly owned subsidiary, SCCH, does business as BSF. BSF is a critical access hospital located in Oneida, Tennessee consisting of a 52,000-square foot hospital building and 6,300-square foot professional building on approximately 4.3 acres. BSF has 25 inpatient beds and a 24/7 emergency department and provides ancillary services, including laboratory, radiology, respiratory and pharmacy services. The hospital became operational on August 8, 2017 and it became designated as a critical access hospital (rural) in December 2021, retroactive to June 30, 2021.

Vector Acquisition

On September 9, 2025, the Company entered into the Stock Purchase Agreement with Vector, a Wyoming corporation, (the “Vector SPA”), between the stockholders (each, a “Seller,” or, together, the “Sellers”) owning all of the issued and outstanding shares of Vector (the “Purchased Shares”) and FOXO Acquisition Corporation, a Florida corporation and wholly-owned subsidiary of the Company (“FAC”), (the “Vector Acquisition”). Pursuant to the SPA, upon closing on September 19, 2025, the Sellers exchanged the Purchased Shares for (i) $500,000 in cash, (ii) 60,000 shares of the Company’s Series E Cumulative Redeemable Secured Preferred Stock (the “Series E Preferred Stock”) with a stated value of $25.00 per share or a total stated value of $1,500,000) (iii) 386,847,195 three year warrants of the Company’s Class A Common Stock with an exercise price of $0.00517 per share (subject to adjustment) (the “Vector Warrants”), which was equal to the closing price of the Company’s Class A Common Stock on the trading day immediately prior to closing, plus 10%, valued at $769,826 and (iv) up to 80,000 shares of Series E Preferred Stock to be issued to the Sellers on or before 120 days after the two-year anniversary of the closing; provided that, such shares will only be issued in the event that the Qualifying Revenues (as defined in the SPA) of the Business (as defined in the SPA) during the 12-month period between the first and second anniversary of the closing are at least $4,000,000; provided, further, that in the event that less than $4,000,000 of Qualifying Revenues are actually collected by Vector on or before 90 days after the second anniversary of the closing, the number of shares of Series E Preferred Stock to be issued to the Sellers will be reduced by an amount equal to one share for each $25.00 of Qualifying Revenues less than $4,000,000 collected by such date; and, provided, further, if a Change of Control (as defined in the SPA) of the Company occurs prior to the two-year anniversary of the closing, all of the 80,000 shares of Series E Preferred Stock will be issued to the Sellers as of the date of such Change of Control. Pursuant to the SPA, the Sellers have the right, but not obligation, to repurchase the Purchased Shares under certain limited circumstances at fair market value as determined by a third party and subject to a floor. Such circumstances include, but are not limited to: (i) failure of the Company to have received approval for listing or quotation of shares of the Series E Preferred Stock within nine months of the closing, (ii) any material breach of the SPA within the second anniversary of the closing, including the requirement for FOXO or FAC to provide working capital, and (iii) the failure of FOXO to consummate a specified acquisition within 60 days of execution of definitive agreements. The Vector Warrants, which were valued using the Black Scholes valuation model, and the Series E Preferred Stock, which was valued based on stated value, are more fully discussed in Note 13. As of December 31, 2025, the Company has recorded $500,000 of contingent purchase price consideration as goodwill and a long-term liability. The amount was based on the estimated value of additional shares of Series E Preferred Stock that will be owed pursuant to current projections of Qualifying Revenue.

As previously described in Note 1, Vector is an information and biospecimen sourcing provider serving the biotechnology, clinical research and pharmaceutical research industries.

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

The Company undertook valuation studies to determine the fair values of the assets acquired in the Myrtle, RCHI and Vector acquisitions. Based on the studies that were prepared by an independent valuation firm, the assets acquired, net of liabilities assumed, were ($1.4) million for Myrtle, ($2.2) million for RCHI and $0.6 million for Vector. The RCHI assets acquired, net of liabilities assumed increased by ($0.6) million in the year ended December 31, 2025, as a result of an adjustment to Medicare cost report settlement liabilities resulting from the completion of an audit for the 2022 Medicare year in 2025. For the valuation studies, the valuation firms used several methods to calculate the fair values of the intangible assets acquired in the Myrtle, RCHI and Vector acquisitions (principally trade names, licenses/permits and customer relationships) including the cost and income approaches and with-and-without, relief from royalty and multiple period excess earnings methods. Furthermore, the valuation firms reviewed and utilized ten-year projections as developed by management and calculated the cost of equity capital using the build-up model and a weighted average cost of capital using comparable, guideline companies. Management believes the book value of acquired fixed assets, other tangible assets and liabilities assumed approximated their fair values. The excess of the purchase prices over the aggregate fair values of the tangible and intangible assets acquired and liabilities assumed was treated as goodwill as reflected in the table below.

During the measurement period the amounts used for the purchase price allocation are subject to adjustments for a period not to exceed one year from the date of acquisition. As a result, the amount of goodwill presented below for the Vector acquisition may be increased or decreased. Included in the purchase price allocation presented below for Vector is $500,000 of the value of up to 80,000 shares of Series E Preferred Stock that may be issued if Qualifying Revenues are reached or if a change of control occurs. Qualifying Revenues are more fully discussed in the paragraph above under the heading, “Vector Acquisition.”

The following table shows the allocations of the purchase prices of Myrtle, RCHI and Vector to the identifiable assets acquired and liabilities assumed as of December 31, 2025:

	Myrtle	RCHI	Vector
Initial purchase price	$500,000	$22,000,100	$2,769,826
Additional purchase consideration	-	5,970,693	500,000
Total purchase price	$500,000	$27,970,793	$3,269,826

Tangible and intangible assets acquired, and liabilities assumed at fair value:
Cash	$5,757	$7,572	$6,415
Accounts receivable, net	284,445	2,540,440	78,338
Inventory	-	-	8,021
Supplies	-	201,734	-
Prepaid expenses	-	127,936	-
Property and equipment, net	221,045	176,109	18,187
Intangible assets	495,400	8,528,082	687,405
Right-of-use lease assets	-	2,693,046	8,912
Accounts payable	(708,381)	(3,081,467)	(102,678)
Accrued expenses	(98,731)	(9,509,449)	(1,202)
Right-of-use lease liabilities	-	(2,692,946)	(7,593)
Note payable	(1,610,671)	(623,832)	-
Other loans	-	(525,319)	(63,935)
Noncontrolling interest	37,366	-	-

Assets acquired, net of liabilities assumed	$(1,373,770)	$(2,158,094)	$631,870
Goodwill	$1,873,770	$30,128,887	$2,637,956

In addition to the goodwill acquired in the Vector acquisition, at December 31, 2025, the Company recorded additional goodwill of $182,831, which resulted from federal and state deferred tax benefits associated with the Vector acquisition. Also, in December 2025, $7,000,000 of the goodwill presented in the table above for RCHI was impaired. See Note 8 for an additional discussion of goodwill.

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

	Year Ended December 31,
	2025	2024
Net revenues	$16,870,931	$13,159,860
Net loss attributable to FOXO	$(12,553,137)	$(14,583,002)
Declared preferred stock dividends	(112,500)	(56,250)
Deemed dividends from preferred stock, including anti-dilution provisions, and triggers of down round provisions and extension of Assumed Warrants	(21,673,282)	(1,073,993)
Net loss to common stockholders	(34,338,919)	(15,713,254)
Preferred stock dividends - undeclared	(937,809)	(810,201)
Net loss to common stockholders after undeclared preferred stock dividends	$(35,276,728)	$(16,523,446)

Net loss per share of Class A Common Stock, basic and diluted	$(0.13)	$(20.93)
Weighted average shares of Class A Common Stock, basic and diluted	264,833,524	789,305

The pro formas do not include any adjustment as a result of the potential additional purchase price consideration of RCHI and Vector as discussed above.

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions of Myrtle, RCHI and Vector been completed as of January 1, 2024 or to project potential operating results as of any future date or for any future periods.

Note 6 ACCOUNTS RECEIVABLE, NET

Accounts receivable, net at December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Accounts receivable, gross	$16,361,485	$12,200,256
Less:
Allowance for contractual obligations	(12,986,305)	(8,967,362)
Allowance for doubtful accounts	(964,964)	(961,937)
Accounts receivable, net	$2,468,346	$2,270,957

Note 7 PROPERTY AND EQUIPMENT, NET

Property and equipment, net as of December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024

Leasehold improvements	$142,862	$133,033
Furniture and fixtures	78,919	83,930
Computer equipment	37,115	37,115
Software	16,963	4,441
Medical equipment	238,198	193,517
Vehicle	18,188	-
Gross property and equipment	532,245	452,036
Less accumulated depreciation	(209,888)	(87,555)
Property and equipment, net	$322,357	$364,481

Property and equipment are depreciated on a straight-line basis over their respective lives. Leasehold improvements are depreciated over the life of the lease and the remaining equipment and software is being depreciated over lives ranging from one to ten years. Depreciation expense on property and equipment was $0.1 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively.

Note 8 INTANGIBLE ASSETS, NET AND GOODWILL

The components of intangible assets, net at December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Tradenames	$1,890,616	$1,582,734
Licenses and permits	7,396,848	7,396,848
Customer relationships	423,423	43,900
Behavioral Health APP	100,000	-
Gross intangible assets	9,810,887	9,023,482
Less: accumulated amortization	(39,918)	(7,926)
Intangible assets, net	$9,770,969	$9,015,556

The tradenames, licenses and permits and customer relationships intangible assets resulted from the acquisitions of Myrtle, RCHI and Vector, which are more fully discussed in Note 5. The tradename associated with Vector of $307,882 is being amortized over 14 years and the tradenames associated with Myrtle and RCHI of $1,582,734 have indefinite lives, the licenses and permits assets have indefinite lives and the customer relationships are being amortized over three to eight years. The Behavioral Health APP, which is under development, is being developed for Myrtle by InnovaQor, Inc. (“InnovaQor”), a related party, as discussed in Note 11, and is currently expected to be used internally. The APP being developed is an ongoing communication link between Myrtle and former patients for patient care follow-up and alumni network development. Not included in the table above is the Epigenetic APP, which is more fully discussed below.

The Company recognized amortization expense on its intangible assets of $31,992 and $1.0 million in the years ended December 31, 2025 and 2024, respectively. Included in the amortization expense in the year ended December 31, 2024 was $0.8 million of expense for an Epigenetic APP that was acquired from Kr8 ai Inc., a Nevada corporation controlled by one of the Company’s directors and the previous interim CFO, as more fully discussed in Note 11. Included in amortization expense for the year ended December 31, 2024 was $0.2 million of expense for a methylation pipeline asset.

During the year ended December 31, 2024, the Company recorded impairment losses of $1.8 million for two intangible assets consisting of: (i) an impairment loss of $1.6 million for its Epigenetic APP; and (ii) an impairment loss of $0.2 million for its methylation pipeline asset as the timeline for projected cash flows could no longer support these assets. The Company continues to believe that its Epigenetic APP intangible asset will play a valuable part in its Epigenetic business, which makes up its Labs segment, but needs to make further investment for this asset to generate revenues. Without certainty on the timeframe, the Company believed that it was appropriate to impair the value of the asset in its records in the year ended December 31, 2024.

Goodwill

Goodwill was $27.8 million and $25.5 million as of December 31, 2025 and December 31, 2024, respectively. The goodwill resulted from the acquisitions of Myrtle, RCHI and Vector, which are more fully discussed in Note 5. In December 2025, management determined that the carrying value of SCCH exceeded its fair value by $7.0 million, and accordingly, a goodwill impairment charge in that amount was recorded in 2025.

Note 9 ACCRUED EXPENSES

At December 31, 2025 and 2024, accrued expenses consisted of the following:

	December 31,	December 31,
	2025	2024
Accrued payroll and related liabilities	$7,679,131	$6,024,516
Accrued severance	2,174,035	2,174,035
Accrued interest	296,371	651,664
Accrued legal expenses and settlements	-	1,356,957
Medicare cost report settlement payables	690,474	620,948
Patient and third-party liabilities	624,222	767,875
Other accrued expenses	438,150	398,788
Accrued expenses	$11,902,383	$11,994,783

Included in the accrued payroll and related liabilities presented in the table above was approximately $6.6 million and $5.2 million at December 31, 2025 and 2024, respectively, for past due payroll taxes and associated penalties and interest.

In addition to the current portion of the Medicare cost report settlement payables of $690,474 and $620,948 presented in the table above for the years ended December 31, 2025 and 2024, respectively, there were long-term Medicare cost report settlement payables of $1,168,264 and $1,526,633 included on the consolidated balance sheets in total liabilities for the years ended December 31, 2025 and 2024, respectively. The total Medicare cost report settlement payables at December 31, 2025 are due as follows:

Medicare Cost Report Settlement Payables at December 31, 2025
Twelve months ending:
December 31, 2026	$690,474
December 31, 2027	421,645
December 31, 2028	365,221
December 31, 2029	264,738
December 31, 2030	116,660
Thereafter	-
Total	$1,858,738

Related parties’ payables and accrued expenses are presented in Note 11.

Note 10 DEBT

At December 31, 2025 and 2024, debt consisted of the following:

	December 31, 2025	December 31, 2024

Notes payable – third parties	$2,151,838	$7,279,724
Notes and loans payable – related parties	4,902,392	2,671,924
Other loans	237,810	268,257
Total debt	7,292,040	10,219,905
Less current portion of debt	(7,292,040)	(10,219,905)
Total debt, net of current portion	$-	$-

Notes Payable – Third Parties

At December 31, 2025 and 2024 notes payable with third parties consisted of the following:

	December 31, 2025	December 31, 2024

Senior PIK Notes in the aggregate principal amount of $0 and $3,457,500, including interest of $0 and $1,793,241 at December 31, 2025 and 2024, respectively	$-	$5,250,741
Silverback/Western Note Payable	540,363	623,832
ClearThink Notes in the aggregate principal amount of $424,462 and $1,166,750 net of unamortized discounts of $0 and $257,290 at December 31, 2025 and 2024, respectively	424,462	909,460
LGH notes payable in the aggregate principal amount of $70,168 and $222,000, net of unamortized discounts of $0 and $126,511 at December 31, 2025 and 2024, respectively	70,168	95,489
IG notes payable in the aggregate principal amount of $356,250 and $120,000, net of unamortized discounts of $0 and $68,739 at December 31, 2025 and 2024, respectively	356,250	51,267
1800 Diagonal notes payable in the aggregate principal amount of $238,841 and $264,308, net of unamortized discounts of $59,790 and $57,672 at December 31, 2025 and 2024, respectively	179,051	206,636
Red Road note payable in the principal amount of $0 and $91,019, net of unamortized discounts of $0 and $35,556 at December 31, 2025 and 2024, respectively	-	55,463
Lucas Ventures notes payable in the aggregate principal amount of $442,125 and $220,000, net of unamortized discounts of $0 and $133,164 at December 31, 2025 and 2024, respectively	442,125	86,836
JSC note payable in the aggregate principal amount of $125,669 and $0 at December 31, 2025 and 2024, respectively	125,669	-
Vista Capital note payable in the principal amount of $13,750 and $0 at December 31, 2025 and 2024, respectively	13,750	-
Total third-party notes payable	2,151,838	7,279,724
Less current portion of third-party notes payable	(2,151,838)	(7,279,724)
Total third-party notes payable, net of current portion	$-	$-

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

As noted, as of December 31, 2024, the Senior PIK Notes were in default and the Company did not have the financial ability to correct this default. To resolve the default of the Senior PIK Notes and transition the Senior PIK Note from debt to equity, the Company asked the Senior PIK Note holders to consider certain amendments to their Notes. On October 18, 2024, the Company received the approval of over 50.01% of the holders of the Senior PIK Notes based on the Aggregate Original Principal Amount (as defined in the Senior PIK Notes) to enter into the 2024 PIK Notes Amendment, under which the Senior PIK Notes would be exchanged for the Company’s Series B Cumulative Convertible Redeemable Series B Preferred Stock (the “Series B Preferred Stock”). Under the 2024 PIK Notes Amendment, the Senior PIK Notes (not including accrued and unpaid Interest (as defined in the Senior PIK Notes) which was waived as part of the automatic exchange) were automatically exchanged into a number of shares of Series B Preferred Stock equal to the Original Principal Amount (as defined in the Senior PIK Notes) divided by the Stated Value ($1,000) of Series B Preferred Stock, or 3,457.5 shares of Series B Preferred Stock in January 2025. Upon the automatic exchange, all Senior PIK Notes (including all accrued and unpaid interest) (which total value was $5.4 million on the date of the exchange) were exchanged into Series B Preferred Stock, cancelled and satisfied in full. The Series B Preferred Stock is more fully discussed in Note 13.

As a result of the automatic exchange, during the year ended December 31, 2025, the Company recorded a gain from extinguishment of Senior PIK Notes of $1.9 million, which represented the accrued and unpaid interest, which was waived per the terms of the automatic exchange. During the year ended December 31, 2025, the Company recognized $0.1 million of contractual interest expense on the Senior PIK Notes and during the year ended December 31, 2024, the Company recognized $1.0 million of contractual interest expense on the Senior PIK Notes.

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

In February 2025, the Western Note Payable was sold to a new holder, Silverback Capital Corporation (“Silverback”), and it was amended and restated. Per the terms of the amendment and restatement, the principal balance of the note, which included previously accrued interest expense, was $1.1 million, and the maturity date was February 26, 2026. The per the amendment and restatement, the note was non-interest bearing and it was convertible into shares of the Company’s Class A Common Stock at a conversion price equal to 90% of the average VWAP for the five trading days prior to conversion. During the period February 2025 to September 30, 2025, $0.5 million of principal balance of the note was converted into 318,171 shares of the Company’s Class A Common Stock. As of December 31, 2025, Silverback failed to make further payments to Western Healthcare, LLC and the Western Note Payable is in default. It is probable that no further conversions of the principal balance into shares of our Class A common stock will take place.

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

On August 16, 2024, the Company issued ClearThink a promissory note in the principal amount of $39,750, which matured on November 16, 2024. The note was issued with a $13,250 original issue discount. Default interest is accruing interest on the note at the default interest rate of 24% per annum.

On November 20, 2024 and December 31, 2024, the Company issued ClearThink promissory notes each in the principal amount of $220,000 and each with a $20,000 original issue discount. The November 20, 2024 note, which matured on August 20, 2025, was issued with 6,281 inducement shares of the Company’s Class A Common Stock valued at $82,500 and per the terms of the December 31, 2024 note, which matured on September 30, 2025, 6,281 inducement shares valued at $36,375 are issuable as of December 31, 2025. During the year ended December 31, 2025, the total principal balance of the November 20, 2024 note, including $55,000 of default penalty and $22,000 of accrued interest were converted into 789,707 shares of the Company’s Class A Common Stock. During the year ended December 31, 2025, $166,950 of the principal balance of the December 31, 2024 note was converted into 9,238,692 shares of the Company’s Class A Common Stock and $64,763 of default payments were accrued leaving a total principal balance of $$117,813 at December 31, 2025.

During the year ended December 31, 2025, the Company issued two additional promissory notes to ClearThink. On January 28, 2025 and March 7, 2025, the Company issued ClearThink promissory notes each in the principal amount of $110,000 and each with a $10,000 original issue discount. Per the terms of the January 28, 2025 note, which matured on October 28, 2025, 3,141 inducement shares of the Company’s Class A Common Stock valued at $15,375 are issuable as of December 31, 2025 and per the terms of the March 7, 2025 note, which matured on December 7, 2025, 5,025 inducement shares valued at $16,000 are issuable as of December 31, 2025. As a result of non-payment of the January 28, 2025 note at maturity, during the three months ended December 31, 2025, the Company recorded default penalties of $62,250 leaving a total principal balance of $172,250 at December 31, 2025. As a result of non-payment of the March 7, 2025 note at maturity, during the three months ended December 31, 2025, the Company recorded default penalties of $42,250 on the March 7, 2025 note. During the three months ended December 31, 2025, $57,600 of the principal balance of the March 7, 2025 note was converted into 320,000,000 shares of the Company’s Class A Common Stock leaving a total principal balance of $94,650 on the March 7, 2025 note at December 31, 2025.

The January 30, 2024 note had an interest rate of 12% per annum and the August 16, 2024 note had an interest rate of 12% per annum, but interest is presently accruing at a 22% per annum rate as a result of the payment default. The January 3, 2024 note had an interest rate of 22% per annum as a result of the payment default and the May 15, 2024 note originally did not bear interest but as amended had an interest rate of 22% per annum as discussed above. The November 20, 2024, December 31, 2024, January 28, 2025 and March 7, 2025 notes each bore a one-time 10% interest charge upon issuance, which was recorded as additional debt discount, and upon an event of default, as that term is defined in the notes, the outstanding balances were increased to 125% of the principal amount outstanding and a penalty of $500 per day shall accrue. Ten percent of all future purchase notices from the Strata Purchase Agreement with ClearThink, which is more fully discussed in Note 13, must be directed toward repayment of the ClearThink notes until they are paid in full. As a result of anti-dilution provisions in the notes, on December 31, 2025, the ClearThink notes were convertible into shares of the Company’s Class A Common Stock at an assumed conversion price of $0.0001 per share.

During the years ended December 31, 2025 and 2024, the Company received net cash proceeds from the ClearThink notes of $0.2 million and $1.1 million, respectively. The Company recorded interest expense, which included amortization of debt discounts, of $0.6 million and $0.7 million, respectively, during the years ended December 31, 2025 and 2024. As a result of the issuances of ClearThink notes, the Company incurred finder’s fees due in cash, common stock warrants and common stock pursuant to finder’s fee agreements, which are more fully discussed below. During the years ended December 31, 2025 and 2024, finder’s fees recorded as debt discounts on the Clear Think notes were $28,000 and $0.1 million, respectively.

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

On November 15, 2024, the Company entered into a second Securities Purchase Agreement with LGH pursuant to which the Company issued to LGH a second convertible promissory note in the principal amount of $220,000 and received cash proceeds of $200,000 and the Company issued 6,281 shares of its Class A Common Stock as inducement shares to LGH. The value of the 6,281 inducement shares of $83,500 was recorded as additional debt discount. The note was issued with a 10% original issue discount and a one-time 10% interest charge of $22,000 and was due on August 14, 2025. Since not paid at maturity, the Company recorded a default penalty of $79,388 during the year ended December 31, 2025, which includes a daily penalty of $500 that is accruing. In addition, the Company recorded finder’s fees of $28,000 in connection with the note payable in cash and common stock as additional debt discount. During the year ended December 31, 2025, $229,220 of principal balance of the note was converted into 149,975,377 shares of the Company’s Class A Common Stock.

Interest expense on the LGH notes, which included amortization of debt discount, was $0.2 million and $0.1 million during the years ended December 31, 2025 and 2024, respectively. On December 31, 2025, as a result of the anti-dilution provisions, the November 15, 2024 note was convertible into shares of the Company’s Class A Common Stock at an assumed conversion price of $0.0001 per share.

Securities Purchase Agreements Dated April 30, 2024, December 24, 2024 and March 4, 2025 with IG Holdings, Inc.

On April 30, 2024, the Company entered into a Securities Purchase Agreement with IG Holdings, Inc., an Arizona corporation (“IG”), pursuant to which the Company issued IG a promissory note in the principal amount of $150,000 and received cash proceeds of $100,000 and the Company issued 5,025 shares of its Class A Common Stock valued at $27,900 as inducement shares to IG. The IG note payable was issued with a $50,000 original issue discount. Interest accrued at the rate of 22% per annum, among other penalties, upon an event of default and the note was convertible upon an event of default. The IG note payable, which initially matured three months from the closing date was extended on August 16, 2024 to a maturity date of September 30, 2024. Under the terms of the amendment, the Company issued IG 2,513 shares of its Class A Common Stock valued at $8,150, it increased the principal amount of the note by $25,000 and it applied an annual interest rate of 22% back to the original date of the investment. The value of the 5,025 inducement shares that were issued to IG per the original terms of the note and the 2,513 shares of the Company’s Class A Common Stock that were issuable per the terms of the amendment to extend the maturity date to September 30, 2024 were recorded as additional debt discount. In addition, the Company recorded the cash and the fair value of the warrants issuable to the finder under the finder’s fee agreement discussed below, of $14,000, as additional debt discount. During November 2024, the full $175,000 principal balance of the note and the $20,000 of accrued interest were converted into 20,854 shares of the Company’s Class A Common Stock.

On December 24, 2024, the Company entered into a second Securities Purchase Agreement with IG pursuant to which the Company issued to IG a second convertible promissory note in the principal amount of $120,000 and received cash proceeds of $100,000 and the Company issued 5,025 shares of its Class A Common Stock as inducement shares to IG. The value of the 5,025 inducement shares of $24,800 was recorded as additional debt discount. The note was issued with a 10% original issue discount and a one-time 10% interest charge of $12,000 and matured on September 23, 2025. Since not paid at maturity, the Company recorded a default penalty of $82,500 during the year ended December 31, 2025, which includes a daily penalty of $500 that is accruing. In addition, the Company recorded finder’s fees of $14,000 payable in shares of the Company’s Class A Common Stock as additional debt discount.

On March 4, 2025, the Company entered into a third Securities Purchase Agreement with IG pursuant to which the Company issued to IG a third convertible promissory note in the principal amount of $110,000 and received cash proceeds of $100,000. The note, which matured on December 4, 2025, was issued with a $20,000 original issue discount and a one-time 10% interest charge of $11,000. Per the terms of the note, 5,025 shares of the Company’s Class A Common Stock are issuable as inducement shares. The value of the 5,025 inducement shares that are issuable of $15,700 was recorded as additional debt discount. Since not paid at maturity, the Company recorded a default penalty of $43,750 during the year ended December 31, 2025, which includes a daily penalty of $500 that is accruing. In addition, the Company recorded finder’s fees of $14,000 payable in shares of the Company’s Class A Common Stock as additional debt discount.

Interest expense on the IG notes, which included amortization of debt discount, was $245,683 and $147,117 during the years ended December 31, 2025 and 2024, respectively. On December 31, 2025, as a result of anti-dilution provisions, the IG notes were convertible into shares of the Company’s Class A Common Stock at an assumed conversion price of $0.0001 per share.

Securities Purchase Agreements Dated July 22, 2024, November 18, 2024, January 21, 2025, February 24, 2025, May 21, 2025 and August 6, 2025 with 1800 Diagonal Lending LLC

On July 22, 2024, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC (“1800 Diagonal”) pursuant to which the Company issued to 1800 Diagonal a promissory note dated July 22, 2024 in the principal amount of $168,728, which included a one-time interest amount of $18,078 (12% of the original principal amount of $150,650) that was recorded as a debt discount, and it received cash of $131,000 and it paid legal fees of $6,000. The note was issued with a $19,650 original issue discount and matured on May 22, 2025. Repayment of the 1800 Diagonal Note was due in five monthly payments. The first monthly payment was due on January 22, 2025 in the amount of $84,364 and the four subsequent monthly payments of $21,091 each were due. In January 2025, the Company issued 59,623 shares of its Class A Common Stock upon conversion in full of the outstanding principal balance and accrued interest totaling $173,228.

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

On January 21, 2025, the Company issued to 1800 Diagonal a promissory note in the principal amount of $150,650, with an original issue discount of $19,650, plus a one-time interest amount of $18,078 (12% of the original principal amount of $150,650) that was recorded as additional debt discount. The Company received cash proceeds of $131,000 and it paid legal fees of $6,000. In addition, the Company recorded finder’s fees of $18,340 payable in shares of the Company’s Class A Common Stock as additional debt discount. The note matured on November 30, 2025. Repayment of the 1800 Diagonal note was due in five monthly payments. The first monthly payment was due on July 30, 2025 in the amount of $84,364 and the four subsequent monthly payments due were $21,091 each. As of December 31, 2025, the Company has repaid the note and accrued interest in full.

On February 24, 2025, the Company issued to 1800 Diagonal a promissory note in the principal amount of $98,900, with an original issue discount of $12,900, plus a one-time interest amount of $13,846 (14% of the original principal amount of $98,900) that was recorded as additional debt discount. The Company received cash proceeds of $86,000 and it paid legal fees of $6,000. In addition, the Company recorded finder’s fees of $12,040 payable in shares of the Company’s Class A Common Stock as additional debt discount. The note matured on November 30, 2025. Repayment of the 1800 Diagonal note was payable in nine monthly payments of $12,527 beginning on March 30, 2025. Upon an Event of Default, 150% of all amounts owed will be immediately due and payable and the note bears interest at a rate of 22% per annum upon an Event of Default. If an event of default occurs under a note, the note will be convertible into that number of shares equal to a 25% discount to the lowest closing bid price of the Company’s Class A Common Stock for the 15 days prior to the date of conversion. As of December 31, 2025, the Company has repaid the note and accrued interest in full.

On May 21, 2025, the Company issued to 1800 Diagonal a promissory note in the principal amount of $151,800, with an original issue discount of $19,800, plus a one-time interest amount of $18,216 (12% of the original principal amount of $151,800) that was recorded as additional debt discount. The Company received cash proceeds of $125,000 and it paid legal fees of $7,000. In addition, the Company recorded finder’s fees of $18,480 payable in shares of the Company’s Class A Common Stock as additional debt discount. The note matures on March 30, 2026. Repayment of the 1800 Diagonal note is due in five monthly payments. The first monthly payment is due on November 30, 2025 in the amount of $85,008 and the four subsequent monthly payments due are $21,252 each. The note is convertible into shares of the Company’s Class A Common Stock, but only in the Event of a Default. Upon an Event of Default, 150% of all amounts owed will be immediately due and payable and the note bears interest at a rate of 22% per annum upon an Event of Default. If an event of default occurs under a note, the note will be convertible into that number of shares equal to a 25% discount to the lowest closing bid price of the Company’s Class A Common Stock for the 15 days prior to the date of conversion. As of December 31, 2025, the Company has repaid $106,260 leaving a principal balance and accrued interest totaling $63,756.

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

The Company recorded interest expense on the 1800 Diagonal promissory notes, including the amortization of debt discounts, of $251,428 and $26,205 during the years ended December 31, 2025 and 2024, respectively.

Securities Purchase Agreement with Red Road Holdings Corporation Dated October 7, 2024

On October 7, 2024, pursuant to a Securities Purchase Agreement, the Company issued a promissory note to Red Road Holdings Corporation (“Red Road”) in the principal amount of $121,900, and a one-time interest amount of $17,066 (14% of the original principal amount of $121,900), which was recorded as additional debt discount, and the Company received cash of $106,000 and paid legal fees of $6,000. The note was issued with a $15,900 original issue discount and it matured on July 15, 2025. In addition, the Company recorded finder’s fees of $12,190 payable in shares of the Company’s common stock as additional debt discount. The note was convertible into shares of the Company’s Class A Common Stock, but only in the Event of a Default. Upon an Event of Default, 150% of the amount owed was to be immediately due and payable and the note bore interest at a rate of 22% per annum upon an Event of Default. Repayment of the Red Road note was due in nine monthly payments of $15,441 each beginning on November 14, 2024. During the years ended December 31, 2025 and 2024, $61,673 and $30,881 of principal was paid in cash, respectively, and during the years ended December 31, 2025 and 2024, $37,055 and $15,601, respectively, of interest expense, consisting primarily of amortization of debt discount, was recorded on the Red Road note. On May 6, 2025, the Company issued 51,514 shares of its Class A Common Stock upon conversion in full of the outstanding principal balance and accrued interest totaling $47,822.

Securities Purchases Agreements with Lucas Ventures Dated November 18, 2024 and February 14, 2025

On November 18, 2024, the Company entered into a Securities Purchase Agreement with Lucas Ventures LLC, (“Lucas Ventures”) pursuant to which the Company issued to Lucas Ventures a convertible promissory note in the principal amount of $220,000 and received cash proceeds of $200,000 and it agreed to issue 6,281 shares of its Class A Common Stock as inducement shares to Lucas Ventures. The value of the 6,281 inducement shares of $88,750 was recorded as an additional debt discount. The note was issued with a 10% original issue discount and a one-time 10% interest charge of $22,000 and matured on August 18, 2025. In addition, the Company recorded finder’s fees of $28,000 in connection with the note consisting of cash and common stock as additional debt discount. Since not paid at maturity, the Company recorded a default penalty of $128,500 during the year ended December 31, 2025, which includes a daily penalty of $500 that is accruing, resulting in a principal balance due on December 31, 2025 of $348,500 and accrued interest of $22,000.

On February 14, 2025, the Company entered into a second Securities Purchase Agreement with Lucas Ventures pursuant to which the Company issued to Lucas Ventures a convertible promissory note in the principal amount of $55,000 and received cash proceeds of $50,000 and it issued 2,513 shares of its Class A Common Stock as inducement shares to Lucas Ventures. The note, which matured on November 14, 2025, was issued with a 10% original issue discount and a one-time 10% interest charge of $5,500. The value of the 2,513 inducement shares of $11,750 was recorded as an additional debt discount. In addition, the Company recorded finder’s fees of $7,000 payable in shares of the Company’s Class A Common Stock, as additional debt discount. Since not paid at maturity, the Company recorded a default penalty of $38,625 during the year ended December 31, 2025, which includes a daily penalty of $500 that is accruing, resulting in a principal balance due on December 31, 2025 of $93,625 and accrued interest of $5,500.

During the years ended December 31, 2025, the Company recorded interest expense on the Lucas Ventures notes of $329,539 and $25,586, respectively, which included amortization of debt discount. As a result of the anti-dilution provisions, on December 31, 2025, the notes were convertible into shares of the Company’s Class A Common Stock at an assumed conversion price of $0.0001 per share.

Convertible Promissory Notes with Jefferson Street Capital LLC Under January 7, 2025 Securities Purchase Agreements

On January 7, 2025, the Company entered into a Securities Purchase Agreement with Jefferson Street Capital LLC (“JSC”) pursuant to which the Company agreed to issue to JSC convertible promissory notes in the principal amount of up to $1,650,000 and up to a total number of shares of the Company’s Class A Common Stock as a commitment fee equal to 10% of the purchase price of each of the notes divided by the average VWAP of the Class A Common Stock during the five Trading Days (as defined in the notes) prior to the issuance date of the respective notes. As a result of the anti-dilution provisions, on December 31, 2025, the conversion price into which principal and interest under each note is convertible into shares of the Company’s Class A Common Stock was an assumed price of $0.0001 per share. Upon an event of default, as defined in the agreement, the Company shall immediately repay the default amount, which is 150% of the sum of the principal and interest outstanding at the time of the default and default interest at the rate of 16% per annum shall accrue.

Pursuant to the Securities Purchase Agreement discussed above, on January 7, 2025, the Company issued JSC a convertible promissory note in the principal amount of $291,500 and 4,370 commitment shares of the Company’s Class A Common Stock valued at $26,500. The Company received $265,000 in cash from the issuance and paid issuance fees of $20,000. The note was issued with a $26,500 original issue discount and a one-time interest amount of $29,150 (10% of the original principal amount of $291,500), which was recorded as additional debt discount. The note originally matured on January 7, 2026. The Company recorded finder’s fees of $37,100 payable in shares of the Company’s Class A Common Stock as additional debt discount. The Company failed to file a Registration Statement on Form S-1 to register the shares pursuant to the conversion terms of the note within 45 days of the note’s issuance, which constituted an Event of Default, with such default being waived until April 1, 2025. Accordingly, during the year ended December 31, 2025, the Company increased the principal amount of the note by $169,953, which represented 150% of the outstanding principal and interest on the date of the default (the “default penalty”), and it recorded default interest at the rate of 16% per annum. The total interest expense on the note for the year ended December 31, 2025, which included the default penalty, default interest and amortization of debt discount, was $331,071. During July 2025, the full $461,453 principal balance of the note and $51,018 of accrued interest were converted into 1,855,600 shares of the Company’s Class A Common Stock.

Pursuant to the Securities Purchase Agreement discussed above, on March 6, 2025, the Company issued JSC a second convertible promissory note in the principal amount of $133,650 and received cash proceeds of $121,500 and it issued 3,598 commitment shares of the Company’s Class A Common Stock valued at $12,150. The note was issued with a $12,650 original issue discount and a one-time interest amount of $13,365 (10% of the original principal amount of $133,650), which was recorded as additional debt discount. The note originally matured on March 6, 2026. The Company recorded finder’s fees of $17,010 payable in shares of the Company’s common stock as additional debt discount. The Company failed to file a Registration Statement on Form S-1 to register the shares pursuant to the conversion terms of the note within 45 days of the note’s issuance, which constituted an Event of Default. Accordingly, during the year ended December 31, 2025, the Company increased the principal amount of the note by $78,019, which represented 150% of the outstanding principal and interest on the date of the default (the “default penalty”), and it recorded default interest at the rate of 16% per annum for the period June 20, 2025 to December 31, 2025. The total interest expense on the note for the year ended December 31, 2025, which included the default penalty, default interest and amortization of debt discount, was $157,000. During the year ended December 31, 2025, $86,000 of principal balance and $4,000 of interest were converted into 53,327,174 shares of the Company’s Class A Common Stock leaving a principal balance of $125,669 and accrued interest of $27,711 at December 31, 2025.

Securities Purchase Agreement with Vista Capital Investment, LLC

On February 27, 2025, the Company entered into a Securities Purchase Agreement with Vista Capital Investment, LLC, (“Vista Capital”) pursuant to which the Company issued to Vista Capital a convertible promissory note in the principal amount of $55,000 and received cash proceeds of $50,000 and it agreed to issue 2,512 shares of its Class A Common Stock as inducement shares to Vista Capital. The note, which matured on November 27, 2025, was issued with a 10% original issue discount and a one-time 10% interest charge of $5,500. The value of the 2,512 inducement shares of $8,400 was recorded as an additional debt discount. In addition, the Company recorded finder’s fees of $7,700 payable in shares of the Company’s Class A Common Stock as additional debt discount. During the year ended December 31, 2025, the Company made principal payments totaling $41,250 and interest payment of $4,125 leaving a principal balance of $13,750 and accrued interest of $1,375 at December 31, 2025.

Senior Notes Payable with Institutional Investors

On June 12, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with an institutional investor (the “Purchaser”) pursuant to which it agreed to issue to the Purchaser and subsequent purchasers who will also be parties to the SPA (the Purchaser, together with the purchasers, the “Purchasers”) Senior Notes in the aggregate principal amount of up to $2.8 million (each a “Senior Note Payable” or, together, the “Senior Notes Payable”). On various dates during 2024, the purchasers purchased an aggregate of $2,240,000 principal amount of the notes and the Company received net cash proceeds of $2,000,000, resulting in original issue discounts of $240,000. In addition, as required per the terms, the Company issued an aggregate of 55,716 shares of its Class A Common Stock during the year ended December 31, 2024 in connection with the Senior Notes Payable and recorded the value of the stock of $255,014 and the original issue discounts of $240,000 as interest expense during the year ended December 31, 2024. The Senior Notes Payable did not accrue any interest except in the event of default. During the year ended December 31, 2024, the Senior Notes Payable were converted into 2,464 shares of the Company’s Series A Preferred Stock and the Company recorded deemed dividends of $224,000, which represented the difference between the $2,464,000 stated value of the 2,464 shares of the Company’s Series A Preferred Stock and the $2,240,000 principal balance of the Senior Notes Payable exchanged. The Series A Preferred Stock is more fully discussed in Note 13.

Promissory Notes Payable with Institutional Investors

On September 30, 2025, the Company issued two promissory notes to institutional investors. Each promissory note had a principal amount of $300,000 for a total of $600,000. The Company received aggregate net cash proceeds of $500,000 after deducting original issue discounts totaling $50,000 and $50,000 for legal fees. The notes, which matured on November 30, 2025, were paid in full during the three months ended December 31, 2025.

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

See Note 20 for third-party promissory notes issued after December 31, 2025.

Notes and Loans Payable – Related Parties

At December 31, 2025 and 2024 notes and loans payable with related parties consisted of the following:

	December 31, 2025	December 31, 2024

Poole Note, dated September 19, 2023	$247,233	$247,233
Additional Poole Note	42,500	42,500
Sponsor loan with Mr. Poole	500,000	500,000
Note payable to RHI for the acquisition of Myrtle	264,565	264,565
Note payable to RHI in connection with the acquisition of Myrtle in the original principal amount of $1,610,671	1,433,787	617,626
New RCHI Note for the acquisition of RCHI	1,000,000	1,000,000
Additional RCHI Note for the acquisition of RCHI	970,693	-
Loan payable to RHI for additional purchase price of RCHI	97,731	-
Loans payable to subsidiary of RHI	345,883	-
Total related parties’ notes payable	4,902,392	2,671,924
Less current portion of related parties’ notes and loans payable	(4,902,392)	(2,671,924)
Total related parties’ notes and loans payable, net of current portion	$-	$-

Poole Note

On September 19, 2023, the Company obtained a $0.2 million loan from Andrew J. Poole, a former director of the Company (the “Loan”), to be used to pay for directors’ and officers’ insurance through November 2023. The Company issued to Mr. Poole a demand promissory note for $0.2 million evidencing the Loan (the “Poole Note”). The Poole Note does not bear interest. The Poole Note was due on demand, and in the absence of any demand, the Poole Note was be due one year from the issuance date and is in default at December 31, 2025.

Additional Poole Note

On October 2, 2023, the Company obtained a $42,500 loan from Mr. Poole, (the “Additional Poole Note”), that was used to pay for the legal fees of Mitchell Silberberg & Knupp LLP, a service provider (“MSK”, through October 2023. The Additional Poole Note accrues interest in arrears at a rate of 13.25% per annum. The Additional Poole Note was on demand, and in the absence of any demand, one year from the issuance date. During the years ended December 31, 2025 and 2024, the Company recorded interest expense of $5,616 and $5,646, respectively on the Additional Poole Note.

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

Note Payable to RHI In Connection with Myrtle Acquisition

The note payable to RHI dated June 13, 2024, in the original principal amount of $1.6 million represented amounts owed by Myrtle to RHI at the time of the acquisition of Myrtle. The acquisition is more fully discussed in Note 5. The note is non-interest bearing, except if not paid by the maturity date of December 31, 2024, in which case the note bears interest at 18% per annum. The note may be increased for any subsequent borrowings made by Myrtle from RHI. During the year ended December 31, 2025, the Company borrowed a net of $1.0 million under the note and during the year ended December 31, 2024, the Company repaid a net of $1.0 million of the note. In addition, in December 2025, the Company issued RHI 8,000 shares of its Series E Preferred Stock with a stated value of $200,000, or $25 per share, as more fully discussed in Note 13, leaving a principal balance of $1.4 million and $0.6 million on December 31, 2025 and 2024, respectively. At December 31, 2025, the note is in default. No default interest has been accrued on the note as of December 31, 2025.

RCHI Note, New RCHI Note, Additional RCHI Note and Loan Payable for Additional Purchase Price Issued In Connection with the RCHI Acquisition

In connection with the acquisition of RCHI, which is more fully discussed in Note 5, RCHI issued the RCHI Note to RHI, the terms of which are more fully discussed in Notes 5 and 10. As discussed in Notes 5 and 13, on December 5, 2024, $21.0 million of the principal balance of the RCHI Note was exchanged for $21.0 million of stated value of the Company’s Series A Preferred Stock and RCHI issued to RHI the New RCHI Note in the principal balance of $1.0 million. The New RCHI Note matured on June 5, 2025 and accrued interest on any outstanding principal amount at an interest rate of 8% per annum. After maturity, the default interest rate is 20% per annum until the New RCHI Note is paid in full. The New RCHI Note requires principal repayments equal to 10% of the free cash flow (net cash from operations less capital expenditures) from RCHI. Payments will be one month in arrears. The New RCHI Note is required to be reduced by payment of 25% of any net proceeds from equity capital raised by the Company. The New RCHI Note is secured by the assets of RCHI and SCCH and guaranteed by the Company and SCCH under the Guaranty Agreement and Security Agreement, respectively.

During the years ended December 31, 2025 and 2024, the Company recorded a total of $0.2 million and $0.9 million, respectively, of interest expense on the notes. As of December 31, 2025, the Company owes RHI a total of $1.1 million of accrued interest on the RCHI Note and the New RCHI Note. As of December 31, 2025, the New RCHI Note remains in default.

On June 30, 2025, the Company issued the Additional RCHI Note in the principal amount of $5.8 million as additional consideration payable for the acquisition of RCHI and in the last half of 2025, an additional considerable payable for the acquisition of RCHI of $133,209 was added to the principal amount of the Additional Note, as more fully discussed in Note 5. On August 18, 2025, RHI exchanged $5.0 million of the principal balance of the Additional RCHI Note for 5,000 shares of the Company’s Series A Preferred Stock, leaving a principal balance of the Additional Note of $1.0 million at December 31, 2025. The terms of the Series A Preferred Stock are more fully discussed in Note 13. The Additional RCHI Note does not bear interest and has a maturity date of June 30, 2026. As more fully discussed in Note 5, in the fourth quarter of 2025, the Company settled an additional $0.1 million of qualifying debt and other liabilities in connection with the acquisition of RCHI, which resulted in a loan payable to RHI for additional purchase price of RCHI. The loan is non-interest bearing and is due on demand.

Loans from Subsidiary of RHI

During the year ended December 31, 2025, the Company had three loans outstanding from a subsidiary of RHI with original principal balances aggregating to $1.0 million and the Company received net cash proceeds of $0.7 million, resulting in original issue discounts totaling $0.3 million. During 2025, the Company repaid $0.6 million of the loans and it recorded amortization of the original issue discounts during the year ended December 31, 2025 of $0.2 million as interest expense. At December 31, 2025, two of the loans remained outstanding with a principal balance of $0.3 million, which was net of unamortized discount of $0.1 million.

Other Loans

At December 31, 2025, the Company had outstanding $237,810 of other loans. During the year ended December 31, 2025, the Company entered into a loan under an accounts receivable sales agreement in the amount of $0.4 million. The Company received cash of $0.3 million as the loan was issued with a $0.1 million discount. The Company repaid approximately $0.2 million of the loan during year ended December 31, 2025, leaving a balance of $201,757 at December 31, 2025. Loan payments of $35,000 per week were due under the loan and all of the weekly payments have not been made as required and the loan is in payment default.

Also outstanding was a loan assumed in the acquisition of Vector consisting of a credit line with a balance of $36,053 at December 31, 2025. The credit line is being repaid monthly. In addition, a second loan with a principal balance of $18,476 was assumed in the acquisition of Vector and fully paid as of October 22, 2025.

Also, when the Company acquired RCHI on September 10, 2024 as more fully discussed in Note 5, it assumed four loans under accounts receivable sales agreements totaling $0.5 million, one of which with a balance of approximately $0.2 million was repaid in full in the fourth quarter of 2024. During the year ended December 31, 2025, the Company paid in full the remaining three loans totaling approximately $0.3 million.

Note 11 RELATED PARTY TRANSACTIONS

At December 31, 2025 and December 31, 2024, related parties’ payable and accrued expenses consisted of the following:

	December 31,	December 31,
	2025	2024
Accounts payable to Andrew Poole	$217,425	$204,774
Accounts payable to InnovaQor	143,890	138,188
Accounts payable to RHI	33,670	-
Rent payable to a subsidiary of RHI	281,568	648,333
Accrued interest on related parties’ notes payable (Note 10)	1,097,222	900,090
Director fees payable	225,000	50,000
Related parties’ payables and accrued expenses	$1,998,775	$1,941,385

In addition to the transactions discussed in Notes 5, 10, 12, 13, 14 and 18, the Company had the following related party activity during the years ended December 31, 2025 and 2024:

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

Under the KR8 Agreement, the Company agreed to pay to the Licensor an initial license and development fee of $2.5 million, a monthly maintenance fee of $50,000 and an ongoing royalty equal to 15% of “Subscriber Revenues,” as defined in the KR8 Agreement, in accordance with the terms and subject to the minimums set forth in the schedules of the KR8 Agreement. The Company agreed to reimburse the Licensor for all reasonable travel and out-of-pocket expenses incurred in connection with the performance of the services under the KR8 Agreement, in addition to payment of any applicable hourly rates. If the Company failed to timely pay the “Minimum Royalty,” as defined in the KR8 Agreement, due with respect to any calendar year, the License would become non-exclusive. (Payments of certain of these amounts in cash were restricted by the terms of a legal settlement agreement, which is more fully discussed in Note 18 under the heading, “Smithline Family Trust II vs. FOXO Technologies Inc. and Jon Sabes.”)

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

During the year ended December 31, 2024, under the terms of the KR8 Agreement, the Company issued 65,327 shares of its Class A Common Stock to the Licensor valued at $0.4 million and it accrued $2.1 million for the initial license and development fee. During the year ended December 31, 2024, the Company recorded $0.5 million for maintenance fees under the KR8 Agreement and $0.3 million of minimum royalties. As of December 5, 2024, the Company had a total of $3.0 million accrued for the initial license and development fees, minimum royalties, maintenance fees, management fees and reimbursable expenses under the KR8 Agreement.

On December 6, 2024, the Company entered into a termination agreement (the “KR8 Termination Agreement”) with KR8 pursuant to which 3,000 shares of the Company’s Series D Cumulative Convertible Redeemable Preferred Stock (the “Series D Preferred Stock’) with a stated value of $1,000 per share were issued to KR8 as full and final satisfaction of the $3.0 million owed to KR8 and the KR8 Agreement was terminated. The 3,000 shares of Series D Preferred Stock issued also satisfied $0.1 million owed to Mr. White under the Services Agreement discussed below. Effective December 6, 2025, the Company and KR8 entered into Amendment No. 1 to the KR8 Termination Agreement, which clarified that the KR8 Termination Agreement did not terminate the use of the Licensor Products. Certain rights of the License agreement were retained and assigned to the Company’s wholly owned subsidiary, FOXO Labs, Inc., that will develop and operate the business associated with epigenetics. The Series D Preferred Stock is more fully discussed in Note 13.

Services Agreement with Former Interim CEO

On July 25, 2024, the Company entered into a new Services Agreement with Mr. White that superseded the interim employment agreement (the “Services Agreement”). The initial term of the Services Agreement was until July 31, 2026. Pursuant to the Services Agreement, Mr. White was entitled to monthly fees of $30,000, which could be converted into equity at the option of both Mr. White and the Company. Mr. White was entitled to full and prompt reimbursement of all expenses incurred in connection with his service as an officer of the Company and a monthly reimbursement for the cost of leasing and insuring a vehicle with a fair market value not to exceed $80,000. No later than 30 days after the date of the Services Agreement, Mr. White was to be issued 2,000 shares of the Company’s Series A Preferred Stock. Issuance of the 2,000 shares of the Company’s Series A Preferred to Mr. White was delayed as the issuance required shareholder approval.

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

Pursuant to the White Termination Agreement, during the year ended December 31, 2025, the Company paid $20,748 for a car lease and it incurred $120,000 of compensation expense.

Appointment of Officer and Members of the Board of Directors in Connection with the Acquisition of RCHI

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

Health Information Technology Provided By InnovaQor

RCHI and SCCH contracted with InnovaQor to provide ongoing information technology-related services totaling approximately $0.3 million and $0.1 million, respectively, during the years ended December 31, 2025 and 2024, and they owed InnovaQor $0.1 million and $0.1 million at December 31, 2025 and 2024, respectively. RHI holds preferred stock in InnovaQor and Mr. Lagan is the controlling shareholder of InnovaQor.

Software Development Agreement with InnovaQor

In July 2025, Myrtle entered into an agreement with InnovaQor to develop a behavioral health patient engagement mobile application with a cost of $0.1 million, which is currently under construction as reflected in Note 8.

Rent and Utilities Owed to RHI and A Subsidiary of RHI Under Facility Leases

As of December 31, 2025 and 2024, SCCH and Myrtle owed $0.3 million and $0.6 million, respectively, to a subsidiary of RHI for rent under facility leases that are more fully discussed in Note 12.

During the year ended December 31, 2025, the Company incurred $0.2 million for rent and utilities associated with its corporate offices and RHI was owed $33,670 for the rent and utilities at December 31, 2025. The Company shares office facilities with RHI and the rent stems from a lease between RHI and a third party.

Note 12 RIGHT-OF-USE LEASE ASSETS AND OBLIGATIONS

Lease Agreements Between Myrtle and RHI and SCCH and RHI

Myrtle entered into a lease agreement with a subsidiary of RHI under which Myrtle agreed to lease facilities at BSF’s campus beginning June 14, 2024. The lease is for a term of one year with five annual options to renew for an additional year with an initial monthly base rental amount of $35,000 and annual rent increases equal to the greater of 3% and the consumer price index. As of June 14, 2025, the Company renewed the lease for an additional year and, accordingly, the monthly base rental amount has been increased to $36,050.

On June 1, 2024, SCCH entered into a “triple net” lease agreement with a subsidiary of RHI under which SCCH agreed to lease the BSF hospital facilities. The lease is for a term of one year with five annual options to renew for an additional year with an initial monthly base rental amount of $65,000 and annual rent increases equal to the greater of 3% and the consumer price index. As of June 1, 2025, the Company renewed the lease for an additional year and, accordingly, the monthly base rental amount has been increased to $66,950.

The Company has waived payment defaults on these facility leases through June 30, 2026.

Also, included in the table below is a motor vehicle leased by Vector.

For operating leases with terms greater than 12 months, including annual options that are expected to be renewed, the Company records the related right-of-use assets and right-of-use obligations at the present value of lease payments over the terms.

The Company uses an estimated borrowing interest rate at lease commencement as its interest rate, as its operating leases do not provide a readily determinable implicit interest rate.

The following table presents the Company’s lease-related assets and obligations at December 31, 2025 and December 31, 2024:

	Balance Sheet Classification	December 31, 2025	December 31, 2024

Assets:

Operating leases	Right-of-use lease assets	$3,548,623	$3,982,820

Liabilities:
Current:
Operating leases	Right-of-use lease obligations	$499,351	$367,474
Noncurrent:
Operating leases	Right-of-use lease obligations, noncurrent	3,174,549	3,667,553

Total right-of-use lease obligations		$3,673,900	$4,035,027

Weighted average remaining term of operating leases, including option periods expected to renew		4.50 years	5.50 years

Discount rate		22.0%	22.0%

The following table presents certain information related to lease expense for the right-of-use operating leases for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024

Right-of-use operating leases amortization (1)	$443,109	$157,796
Right-of-use operating leases interest expense (1)	$853,247	-
Right-of-use operating leases interest expense (2)	$-	$352,562

(1)	Expense is included in selling, general and administrative expenses in the consolidated statement of operations.

(2)	Expense is included in interest expense in the consolidated statements of operations.

The following table presents supplemental cash flow information for the years ended December 31, 2025 and 2024:

	2025	2024
Operating cash flows for right-of-use operating leases	$1,587,780	$-

Aggregate future minimum lease payments under right-of-use operating leases are as follows:

Right-of-Use Operating Leases
Twelve months ending:
December 31, 2026	$1,257,165
December 31, 2027	1,294,877
December 31, 2028	1,333,721
December 31, 2029	1,373,735
December 31, 2030	579,637
Thereafter	-
Total	5,839,135

Less interest	(2,165,235)
Present value of minimum lease payments	3,673,900

Less current portion of right-of-use lease obligations	(499,351)
Right-of-use lease obligations, net of current portion	$3,174,549

Note 13 STOCKHOLDERS’ EQUITY

Authorized Capital

At December 31, 2025, the Company’s authorized shares of all capital stock, par value $0.0001 per share, of 2,510,000,000 shares, consisting of (i) 10,000,000 shares of preferred stock and (ii) 2,500,000,000 shares of Class A Common Stock. On September 10, 2025, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, to increase the authorized shares of Class A Common Stock to 2,500,000,000. Effective October 22, 2025, the Company filed an amendment to its Amended and Restated Certificate of Incorporation to increase the authorized shares of Class A Common Stock to 2,500,000,000. As a result of voting rights in the Series A Preferred Stock, ownership of Series A Preferred Stock by RHI and irrevocable proxies entered into on February 3, 2025 and May 8, 2025, between RHI and holders of the Company’s Series A Preferred Stock, RHI has the ability to increase the number of authorized shares of the Company’s Class A Common Stock in its sole and absolute discretion. Therefore, the Company is confident that, through RHI (Mr. Lagan, is the CEO of both the Company and RHI), it has the ability to ensure that it has and/or can obtain sufficient authorized shares of its Class A Common Stock to cover all potentially dilutive common shares outstanding.

Subsequent to December 31, 2025, the Company increased its authorized shares of Class A Common Stock to 10 billion as more fully discussed in Note 20.

Preferred Stock

The Amended and Restated Certificate of Incorporation authorizes the Company to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025, the Company had outstanding shares of preferred stock consisting of 19,341 shares of its Series A Preferred Stock, 3,245 shares of its Series B Preferred Stock, 304 shares of its Series C Cumulative Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”), 4,312 shares of its Series D Preferred Stock and 68,000 shares of its Series E Preferred Stock. The Company’s outstanding shares of preferred stock do not contain mandatory redemption or other features that would require them to be presented on the balance sheet outside of equity and, therefore, they qualify for equity accounting treatment.

Series A Preferred Stock

On December 31, 2024, the Company had outstanding 22,540 shares of its Series A Preferred Stock, which consisted 21,000 shares with a stated value of $21.0 million that were exchanged for $21.0 million of the principal balance of the RCHI Note, which is more fully discussed in Notes 5 and 10, 2,464 shares with a stated value of $2,464,000 that were exchanged for an aggregated of $2,240,000 of Senior Notes Payable held by the Purchasers as more fully discussed in Note 10, reduced by conversions of 924 shares of the Series A Preferred Stock by the Purchasers into 179,563 shares of the Company’s Class A Common Stock. During the year ended December 31, 2024, the Company recorded a $0.2 million loss from extinguishment of debt from the issuances of the Series A Preferred Stock, which represented the difference between the $2,464,000 stated value of the Series A Preferred Stock issued to the Purchasers and the $2,240,000 principal balance of the Senior Notes Payable exchanged.

On December 31, 2025, the Company had outstanding 19,341 shares of its Series A Preferred Stock. During the year ended December 31, 2025, the Company issued 3,400 shares of its Series A Preferred Stock to an investor for gross proceeds of $3.35 million and it incurred issuance costs of $350,000, resulting in a deemed dividend of $50,000 as a result of the difference between the stated value of the 3,400 shares issued and the gross proceeds received. Also, during the year ended December 31, 2025, the Company issued 5,000 shares of its Series A Preferred Stock to RHI in connection with the acquisition of RCHI as more fully discussed in Note 5. During the year ended December 31, 2025, the Company issued 1.9 billion shares of its Class A Common Stock to investors upon conversions of 11,599 shares of its Series A Preferred Stock with stated values totaling $11.6 million.

During the years ended December 31, 2025 and 2024, the Company recorded $0.7 million and $0.1 million, respectively, of undeclared dividends on its Series A Preferred Stock and the total accumulated undeclared dividends were $0.8 million as of December 31, 2025. The total stated value and accumulated undeclared dividends of the Series A Preferred Stock at December 31, 2025, of $20.1 million, were convertible into approximately 201.1 billion shares of the Company’s Class A Common Stock at an assumed conversion price of $0.0001 per share. In addition, during the year ended December 31, 2025, the Company recorded a deemed dividend of $12.3 million resulting from an amendment to the floor price of the Series A Preferred Stock from $0.01 per share to $0.0001 per share. The amended terms of the Series A Preferred Stock are more fully discussed in the paragraph below.

Series A Preferred Stock Designation

On October 16, 2024, the Company’s board of directors approved the designation of 35,000 shares of Series A Preferred Stock and, on September 22, 2025, the Company filed an Amended and Restated Certificate of Designation to increase the authorized shares of Series A Preferred Stock from 35,000 shares to 50,000 shares and revised other terms, including a revision to the floor price during 2025, as reflected below. Each share of Series A Preferred Stock shall have a par value of $0.0001 per share and a stated value equal to $1,000 per share. Terms of the Series A Preferred Stock, as amended, include: (i) dividends at 5% per annum, (ii) voting rights, which include voting as one class with the common stockholders and the holder shall be entitled to cast that number of votes determined by dividing the stated value per share by $0.0001 and (iii) conversion into shares of the Company’s Class A Common Stock at the higher of $0.0001 per share (such dollar amount not adjusted for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions) or 90% of the average VWAP for the five trading days prior to the date of the conversion notice and to allow cash dividends to be paid to holders to the Company’s Series E Preferred Stock, among other terms.

Series B Preferred Stock

On December 31, 2024, no shares of Series B Preferred Stock were outstanding. On January 22, 2025, the Company issued 3,457.5 shares of its Series B Preferred Stock under the automatic exchange of its Senior PIK Notes, as more fully discussed in Note 10. The Company recorded a finder’s fee of $175,000 in connection with the automatic exchange. Finder’s fee agreements are more fully discussed below. During the year December 31, 2025, four holders of Series B Preferred Stock exchanged at total of 212.5 shares of their Series B Preferred Stock for 318.75 shares of Series C Preferred Stock, as more fully discussed below, leaving a balance of 3,245.0 shares of Series B Preferred Stock outstanding on December 31, 2025. During the year ended December 31, 2025, the Company recorded $0.2 million of undeclared dividends on its Series B Preferred Stock. The total stated value and the accumulated undeclared dividends of the Series B Preferred Stock at December 31, 2025, of $3.4 million, were convertible into approximately 34 billion shares of the Company’s Class A Common Stock at an assumed conversion price of $0.0001 per share. In addition, during the year ended December 31, 2025, the Company recorded a deemed dividend of $3.8 million resulting from an amendment to the floor price of the Series A Preferred Stock from $0.995 per share to $0.0001 per share. The amended terms of the Series B Preferred Stock are more fully discussed in the paragraph below.

Series B Preferred Stock Designation

On November 27, 2024, the Company authorized up to 7,500 shares of its Series B Preferred Stock. Each share of Series B Preferred Stock shall have a par value of $0.0001 per share and a stated value equal to $1,000 per share. Terms of the Series B Preferred Stock include: (i) dividends at 5% per annum, (ii) voting rights, which include voting as one class with the common stockholders, (iii) conversion into shares of the Company’s Class A Common Stock at the higher of $0.0001 per share or 90% of the average VWAP for the five trading days prior to the date of the conversion notice and (iv) no conversions prior to the first anniversary of the original issue date, among other terms.

Series C Preferred Stock

During the year ended December 31, 2024, the Company issued 120 shares of its Series C Preferred Stock with a stated value of $1,000 per share to an investor for a cash payment of $100,000 and it paid issuance costs of $10,075. The Company recorded a $20,000 deemed dividend for the issuance, which represented the difference between the $120,000 stated value of the Series C Preferred Stock and the cash received.

During the year ended December 31, 2025, the Company issued 135 shares of its Series C Preferred Stock with a stated value of $1.000 per share to three investors for gross proceeds of $112,500, issuances costs of $11,625 and it recorded deemed dividends of $22,500 from the issuances. Per the terms of these issuances and the issuance of 120 shares to an investor discussed above, these investors, who were also holders of Series B Preferred Stock, could exchange their Series B Preferred Stock for shares of Series C Preferred Stock at a premium. The four investors elected to make the exchange. As a result, during the year ended December 31, 2025, the Company exchanged 212.5 shares of its Series B Preferred Stock for 318.75 shares of its Series C Preferred Stock. During the year ended December 31, 2025, the Company recorded deemed dividends of $106,250 for the issuances, which represented the difference between the $318,750 stated value of the Series C Preferred Stock issued and the $212,500 stated value of the Series B Preferred Stock exchanged. During the year ended December 31, 2025, the Company issued 2,535,879 shares of its Class A Common Stock to investors upon conversions of 270 shares of its Series C Preferred Stock with stated values totaling $0.3 million and it issued 67,114 shares of its Class A Common Stock as payment for $6,750 of Series C Preferred Stock Dividends.

During the years ended December 31, 2025 and 2024, the Company recorded $10,547 and $317, respectively, of undeclared dividends on its Series C Preferred Stock and the total accumulated undeclared dividends were $10,547 as of December 31, 2025. As a result of the anti-dilution provisions of the Series C Preferred Stock, during the year ended December 31, 2025, the Company recorded additional deemed dividends of $39,381, and the total stated value and the accumulated undeclared dividends of the Series C Preferred Stock at December 31, 2025, of $0.3 million, were convertible into approximately 3.1 billion shares of the Company’s Class A Common Stock at an assumed conversion price ranging of $0.0001 per share. During the year ended December 31, 2025, the Company amended the floor price of the Series C Preferred Stock, which had previously been reduced due to anti-dilution adjustments, to $0.0001 per share, which did not result in a deemed dividend. The amended terms of the Series C Preferred Stock are more fully discussed in the paragraph below.

Series C Preferred Stock Designation

On November 27, 2024, the Company authorized up to 5,000 shares of its Series C Preferred Stock. Each share of Series C Preferred Stock shall have a par value of $0.0001 per share and a stated value equal to $1,000 per share. Terms of the Series C Preferred Stock, as amended during 2025, include: (i) dividends at 5% per annum, (ii) voting rights, which include voting as one class with the common stockholders and each share of Series C Preferred Stock shall have one vote, (iii) conversion into shares of the Company’s Class A Common Stock at the higher of $0.0001 per share or 90% of the average VWAP for the five trading days prior to the date of the conversion notice, (iv) no conversions prior to the first six months of the original issue date or until a registration statement registering the underlying shares of common stock is declared effective, among other terms.

Series D Preferred Stock

During December 2024, the Company issued 4,312 shares of its Series D Preferred Stock with a stated value of $1,000 per share of which 3,000 shares were issued to KR8 pursuant to the terms of the KR8 Termination Agreement, as more fully discussed in Note 11 and 1,312 shares were issued to MSK under the terms of a Shares for Services Agreement wherein MSK exchanged $1.1 million of accrued legal expenses for $1.3 million of stated value of Series D Preferred Stock. The Company recorded a $0.2 million loss from extinguishment of debt on the issuance of the shares to MSK during the year ended December 31, 2024. The total stated value of the Series D Preferred Stock at December 31, 2025, of $4.3 million, were convertible into approximately 43.1 billion shares of the Company’s Class A Common Stock at an assumed conversion price of $0.0001 per share.

During the year ended December 31, 2025, the Company recorded a deemed dividend of $5.2 million resulting from an amendment to the floor price of the Series D Preferred Stock from $0.597 per share to $0.0001 per share. The amended terms of the Series D Preferred Stock are more fully discussed in the paragraph below.

Series D Preferred Stock Designation

On December 6, 2024, the Company authorized up to 10,000 shares of its Series D Preferred Stock. Each share of Series D Preferred Stock shall have a par value of $0.0001 per share and a stated value equal to $1,000 per share. Terms of the Series C Preferred Stock, as amended during 2025, include: (i) no dividends, (ii) no voting rights, except as in regards to any changes related to the Series D Preferred Stock, and (iii) conversion into shares of the Company’s Class A Common Stock at the higher of $0.0001 per share or 90% of the average VWAP for the five trading days prior to the date of the conversion notice, among other terms.

Series E Preferred Stock

On September 19, 2025, the Company issued 60,000 shares of its Series E Preferred Stock with a stated value of $25 per share, or $1.5 million in total, to the Sellers for the acquisition of Vector, which is more fully discussed in Note 5. In addition, on February 6, 2026, the Company entered into a Series E Preferred Stock Exchange Agreement effective December 31, 2025 with RHI pursuant to which and in full satisfaction and extinguishment of $200,000 in aggregate previously advanced amounts made by RHI during the period from December 4, 2025 to December 10, 2025 under the terms of the note payable to RHI in connection with the acquisition of Myrtle, as more fully discussed in Note 10, the Company issued to RHI 8,000 shares of it Series E Preferred Stock with a stated value of $200,000. Accordingly, at December 31, 2025, the Company had outstanding 68,000 shares of its Series E Preferred Stock with a total stated value of $1.7 million.

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

The following table summarizes the activity in the Company’s classes of preferred stock included in Stockholders’ Equity for the years ended December 31, 2025 and 2024:

	Series A		Series B		Series C		Series D		Series E		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2024	22,540	$2.25	-	$-	120	$0.01	4,312	$0.43	-	$-	26,972	$2.70
Conversions of Series A Preferred Stock into Class A Common Stock	(11,599)	(1.16)	-	-	-	-	-	-	-	-	(11,599)	(1.16)
Issuances of Series A Preferred Stock, for cash investments	3,400	0.34	-	-	-	-	-	-	-	-	3,400	0.34
Issuances of Series B Preferred Stock in exchange for Senior PIK Notes	-	-	3,458	0.35	-	-	-	-	-	-	3,458	0.35
Issuances of Series E Preferred Stock for Vector Acquisition	-		-	-	-	-	-	-	60,000	6	60,000	6.00
Exchange of Series B Preferred Stock for Series C Preferred Stock	-	-	(213)	(0)	285	-	-	-	-	-	72	0.01
Conversions of Series C Preferred Stock into Class A Common Stock	-	-	-	-	(270)	(0.03)	-	-	-	-	(270)	(0.03)
Issuances of Series C Preferred Stock, for cash investments	-	-	-	-	169	0.02	-	-	-	-	169	0.02
Issuance of Series A Preferred Stock in exchange for RHI promissory note	5,000	0.50	-	-	-	-	-	-	-	-	5,000	0.50
Issuance of Series E Preferred Stock in exchange for RHI promissory note	-	-	-	-	-	-	-	-	8,000	1	8,000	0.80
Balance December 31, 2025	19,341	(0.32)	3,245	$0.32	304	$0.00	4,312	0.43	68,000	$7	95,202	$9.52

	Series A		Series B		Series C		Series D		Series E		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2023	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-
Issuance of Series A Preferred Stock in exchange foe RCHI Note	21,000	2.10	-	-	-	-	-	-	-	-	21,000	2.10
Issuance of Series A Preferred Stock in exchange for Senior Notes Payable	2,464	0.25	-	-	-	-	-	-	-	-	2,464	0.25
Conversions of Series A Preferred Stock into Class A Common Stock	(924)	(0.09)	-	-	-	-	-	-	-	-	(924)	(0.09)
Issuance of Series C Preferred Stock for cash investment	-	-	-	-	120	0.01	-	-	-	-	120	0.01
Issuance of Series D Preferred Stock under KR8 Termination Agreement	-	-	-	-	-	-	3,000	0.30	-	-	3,000	0.30
Issuance of Series D Preferred Stock to MSK under Shares for Services Agreement	-	-	-	-	-	-	1,312	0.13	-	-	1,312	0.13
Balance December 31, 2024	22,540	2.25	-	$-	120	$0.01	4,312	0.43	-	$-	26,972	$2.70

Class A Common Stock

As of December 31, 2025 and 2024, there were 2,495,660,151 and 1,183,942 shares of the Company’s Class A Common Stock issued and outstanding, respectively.

Common Stock Issued to KR8 under KR8 Agreement

During the year ended December 31, 2024, the Company issued 65,327 shares of its Class A Common Stock pursuant to the KR8 Agreement, which is more fully discussed in Note 11.

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

On May 15, 2025, the Company amended and restated the Strata Purchase Agreement to extend the maturity date to June 30, 2026 and amend the Purchase Price to define the price per share of Common Stock purchased shall equal 90% of the average of the two (2) lowest daily VWAP during the Valuation Period.

No shares of the Company’s Class A Common Stock were issued under the terms of the Strata Purchase Agreement, as amended and restated, during the years ended December 31, 2025 and 2024.

Common Stock Issued to MSK Under Shares for Services Agreement

On September 19, 2023, the Company entered into a Shares for Services Agreement with Mitchell Silberberg & Knupp LLP, a service provider (“MSK”). Pursuant to the Shares for Services Agreement, during year ended December 31, 2024, the Company issued MSK 25,680 shares of its Class A Common Stock in full satisfaction of its obligation to MSK under the Shares for Services Agreement.

Common Stock Issued Under Corporate Development Advisory Agreements

On March 5, 2024, the Company issued 22,613 shares of its Class A Common Stock to Tysadco Partners valued at $153,000 under the Corporate Development Advisory Agreement dated effective February 26, 2024. Under the agreement, Tysadco Partners provided strategic, financing, capital structure and other guidance and expertise to the Company’s management.

The Company entered into the Corporate Development Advisory Agreement with C L Talent Inc. (“C. L. Talent”), (the “Talent Agreement”) commencing July 17, 2024 and for a term of 12 months. Per the Talent Agreement, C. L. Talent provided counsel and informed designated officers and employees of FOXO about the health, wellness and social media businesses in which the Company is engaged, competitors, business opportunities, talent engagement and other aspects of or concerning FOXO’s business. Pursuant to the Talent Agreement, the Company issued C. L. Talent 75,377 shares of its Class A Common Stock valued at $0.4 million as compensation for its services.

Common Stock Issued/Issuable in Connection with Notes Payable

During the year ended December 31, 2025, the Company issued 535,967,631 shares of its Class A Common Stock for conversions, exchanges and inducements of $3.1 million of promissory notes payable and related accrued interest and as of December 31, 2025, it has agreed to issue an additional 21,985 shares of its common stock as inducements and commitment shares under the terms of promissory notes. During the year ended December 31, 2024, the Company issued 202,994 shares of its common stock in connection with conversions, exchanges, amendments and inducements of $1.5 million of promissory notes payable and accrued interest. The value of the shares issued and issuable under the terms of and conversions and exchanges of promissory notes are more fully discussed in Note 10.

Common Stock Issued to Smithline

During the year ended December 31, 2025 and 2024, the Company issued 2,426,031 shares and 162,762 shares of its Class A Common Stock, respectively, in connection with a legal settlement, which is more fully discussed in Note 18 under the heading, “Smithline Family Trust II vs. FOXO Technologies Inc. and Jon Sabes.”

Common Stock Issued to RHI

On July 17, 2024, the Company issued 51,439 shares of its Class A Common Stock to RHI for the acquisition of Myrtle, which is more fully discussed in Note 5.

Common Stock Issued to J.H. Darbie & Co., Inc.

During the year ended December 31, 2025, the Company issued 38,389 shares of its Class A Common Stock to J.H. Darbie & Co., Inc. (“J.H. Darbie”) for advisory services and private placement engagement as follows:

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

On November 7, 2024, FOXO and J.H. Darbie entered into an amendment to the Engagement pursuant to which the compensation for the services to be rendered by J.H. Darbie was revised to a cash fee equal to $175,000 for advising, 10% of gross proceeds raised from the sale of the securities to customers of J.H. Darbie, and common stock equal to 5% of the cash fee. The common stock issued will have piggyback rights and be priced at the closing price the date the offering closes. Again, on November 22, 2024, FOXO and J.H. Darbie entered into an amendment to the Engagement pursuant to which the scope of the engagement was revised to an exchange of debt from existing lenders of FOXO to equity. Therefore, during the year ended December 31, 2025, the Company accrued a cash fee of $175,000 in connection with the issuance of its Series B Preferred Stock in exchange for the Senior PIK Notes as more fully discussed above and in Note 10. During the year ended December 31, 2025, 798 shares were issued to J.H Darbie under this Engagement.

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

Finder’s Warrants Amendment to Finder’s Agreement

Pursuant to the terms of the Finder’s Agreement, discussed above, and in connection with a private placement of the Company’s Class A Common Stock under the Strata Purchase Agreement during the three months ended December 31, 2023, the Company issued or was obligated to issue to the Finder 1,291 warrants to acquire shares of the Company’s common stock under the terms of the Finder’s Agreement. The warrants had a five-year term and were exercisable into shares of the Company’s Class A Common Stock at a weighted average exercise price of $26.35 per share. In addition, in connection with the issuances of the ClearThink Notes, the LGH Note Payable and IG Note Payable through August 22, 2024, which are more fully discussed in Note 10, the Company was obligated to issue 9,607 additional warrants to purchase shares of the Company’s common stock under the terms of the Finder’s Agreement. The additional warrants had a five-year term and were exercisable into shares of the Company’s Class A Common Stock at a weighted average exercise price of $6.45 per share.

On August 22, 2024, the Company entered into an amendment to the Finder Agreement (the “Amended Finder’s Agreement”) in which the Company agreed to issue to the Finder 22,448 shares of its Class A Common Stock for the termination of all the Finder’s common stock warrants and outstanding cash fees owed as of that date. Also, pursuant to the Amended Finder’s Agreement, the Finder will no longer receive a cash fee for any equity/convertible debt financing except for an equity line of credit in which case the cash fee will be 4%. Compensation for an equity/convertible debt financing will be made in the form of common stock equal to 14% of the gross proceeds of an equity/convertible debt financing and 10% of a non-dilutive debt financing. In addition to the 22,448 shares of the Company’s Class A Common Stock noted above, the Company owed the finder 14,897 shares of its Class A Common Stock as finder’s fee in connection with certain notes payable entered into subsequent to August 22, 2024, or a total of 37,345 shares of its Class A Common Stock as of December 31, 2024. As a result of the notes payable entered into during the year ended December 31, 2025, the Company became obligated to issue an additional 207,094 shares of its Class A Common Stock to the finder. During the year ended December 31, 2025, the Company issued 10,696 shares of its Class A Common Stock to the finder for finder’s fees in connection with notes payable leaving a balance of 233,743 finder’s fee shares owed and issuable to the finder as of December 31, 2025. The finder’s fees owed in connection with notes payable are more fully discussed in Note 10.

Warrants

Public Warrants and Private Placement Warrants

As of December 31, 2025 and December 31, 2024, the Company had outstanding 50,566 Public Warrants and 1,589 Private Placement Warrants each with an exercise price of $2,289 per share and each expiring on September 15, 2027 or earlier upon redemption or liquidation. The Public Warrants may only be exercised for a whole number of shares. Each Public Warrant entitles the holder to purchase one share of Class A Common Stock, subject to adjustment. The Public Warrants became exercisable 30 days after the completion of the Business Combination.

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

The fair values of the Public Warrants and the Private Warrants at December 31, 2025 and 2024 are more fully discussed in Note 15.

Assumed Warrants

Effective September 15, 2022, the Company consummated the Business Combination. At the closing of the Business Combination, the Company assumed warrants, referred to as the Assumed Warrants. The Assumed Warrants included down round provisions that should the Company issue common stock or common stock equivalents, excluding certain exempt issuances, for consideration of less than the then current exercise price per share, then the exercise price of the Assumed Warrants shall be lowered to the new consideration amount on a per share basis with a simultaneous and corresponding increase in the number of warrants. As a result of a triggering event in 2023, as of December 31, 2023, 100,897 Assumed Warrants were outstanding with an exercise price of $15.92 per share.

On February 23, 2024, 30,095 Assumed Warrants expired by their terms and on February 24, 2024, and Assumed Warrants exercisable into 70,802 shares of the Company’s Common Stock were extended until February 23, 2025, in connection a legal settlement as more fully discussed in Note 18 under the heading, “Smithline Family Trust II vs. FOXO Technologies Inc. and Jon Sabes.”). On February 26, 2024, the Company agreed to issue its Class A Common Stock to Tysadco Partners, as more fully discussed above, which triggered the down-round provisions of the Assumed Warrants. As a result, as of March 31, 2024, the Assumed Warrants were exercisable into 166,594 shares of the Company’s Common Stock with an exercise price of $6.77 per share. The incremental value of the modifications to the Assumed Warrants because of the trigger of the down round provisions and the extension of the expiration date was $0.7 million and was recorded as a deemed dividend in the year ended December 31, 2024. The incremental value was measured using the Black Scholes valuation model with following assumptions: risk free rate of 4.74%, volatility of 158.57%, term of 1 year and expected dividend yield of $0.

As a result of two additional triggers of the down round provisions during the remainder of 2024, as of December 31, 2024, the Assumed Warrants were exercisable into 237,513 shares of the Company’s Class A Common Stock with an exercise price of $4.36 per share. Partially offsetting the increase in the number of outstanding Assumed Warrants on December 31, 2024, was the exchange of 15,704 Assumed Warrants under the terms of an exchange agreement dated May 28, 2024, between the Company and Smithline Family Trust II (“Smithline”) as more fully discussed in Note 18.

During February 2025, three additional triggers of the down-round provisions of the Assumed Warrants occurred as a result of two conversions of Series A Preferred Stock into the Company’s Class A Common Stock and the conversion prices of the Company’s preferred stock on February 23, 2025. The incremental value of the modifications to the Assumed Warrants because of the triggers of the down-round provisions during February 2025 resulted in deemed dividends of $0.1 million in the year ended December 31, 2025 and an increase in the number of Assumed Warrants outstanding. The incremental values were measured using the Black Scholes valuation model with the following assumptions: risk free rates ranging from 4.24% to 4.25%, volatility ranging from 3.47% to 67.32%, terms of 1 to 18 days and expected dividend yield of $0. On February 23, 2025, the remaining 264,898 Assumed Warrants with an exercise price of $3.855 per share expired per their terms.

Vector Warrants

In connection with the Vector Acquisition, which is more fully discussed in Note 5, on September 19, 2025, the Company issued 386,847,195 Vector Warrants exercisable into shares of the Company’s Class A Common Stock at an exercise price of $0.00517 per share (subject to adjustment) valued at $769,826. The Vector Warrants are immediately exercisable, subject to a beneficial ownership limitation of 9.99%, and expire on September 19, 2028. The value of the Vector Warrants of was determined using the Black Scholes valuation model with the following assumptions: risk free rate of 3.56%, volatility of 56.48%, term of 3 years and expected dividend yield of $0.

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

The number of shares of Class A Common Stock that were authorized to be issued under the Management Contingent Share Plan was 46,231 shares, subject to equitable adjustment for shares splits, share dividends, combinations, recapitalizations and the like, including to account for any equity securities into which such shares are exchanged or converted. All 46,231 shares of Class A Common Stock were issued to members of our management.

The Management Contingent Share Plan provided for the grant of restricted share awards of the Company’s Class A Common Stock. All of the shares of the Company’s Class A Common Stock issued to a FOXO employee at the Closing were issued pursuant to a “Restricted Share Award,” the terms of which shall apply to all shares issued to such recipient. For the purposes of the Management Contingent Share Plan, shares of the Company’s restricted Class A Common Stock issued in accordance with such plan will be considered “vested” when they are no longer subject to forfeiture in accordance with the terms of such plan. Each restricted share award issued under the Management Contingent Share Plan was initially subject to both a time-based vesting component and a performance-based vesting component but was subsequently modified to only require a time-based vesting component. The time-based vesting requirement follows:

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

For the years ended December 31, 2025 and 2024, 168 and 620 MCSP shares, respectively, were forfeited by their terms and as a result, the Company reversed a net of $0.2 million and $0.1 million of compensation expense, respectively, for the years ended December 31, 2025 and 2024.

Service Based-Conditions

The Management Contingent Share Plan provides that in the event of the death, disability, or termination without cause of the CEO at the time of the Closing, service-based conditions will not apply.

In the event of a change in control (as that term is defined in the plan), all time-based vesting conditions whose time frame for achievement had not expired shall be waived.

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

Restrictions on Transfer

Except for transfers without consideration to persons or entities related to a participant (family members, family trusts, etc.), restricted share awards may not be transferred to another person except in the sole discretion of the Committee.

Any restricted stock awards that failed to vest due to a time-based vesting condition not being satisfied were forfeited by the participant and the shares associated with that award were permanently forfeited and cancelled. The Company accounted for forfeitures as they occurred.

The following table summarizes the Management Contingent Share Plan activity for the years ended December 31, 2025 and 2024:

	Shares	Grant Date Fair Value Per Share
Outstanding December 31, 2024	6,042	$1,554.19
Granted	-	$-
Forfeited	(168)	$1,554.19
Outstanding December 31, 2025	5,874	$1,554.19
Vested December 31, 2025	5,874	$1,554.19

	Shares	Grant Date Fair Value Per Share
Outstanding December 31, 2023	6,662	$1,554.19
Granted	-	$-
Forfeited	(620)	$1,554.19
Outstanding December 31, 2024	6,042	$1,554.19
Vested December 31, 2024	5,874	$1,554.19

Service Based-Conditions

The vested shares within the tables above reflect the potential forfeiture of a former CEO’s Management Contingent Share Plan shares. In 2022, the Company recorded $9.1 million of compensation expense for these shares. See Note 18 for additional information on this former CEO and the status of these shares.

Stock Incentive Plans

2020 Stock Incentive Plan

FOXO Technologies Operating Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”) to attract, retain, incentivize and reward qualified employees, nonemployee directors and consultants. At Closing, the Combined Company assumed the stock options granted pursuant to the 2020 Plan to purchase FOXO Class A Common Stock to purchase 14,902 shares of the Company’s Class A Common Stock at a weighted-average exercise price of approximately $1,419 per share. All remaining terms of the Assumed Options were unchanged. All share or option figures that follow are shown on a post-Business Combination basis. Following the approval of the 2022 Plan, which is discussed below, the 2020 Plan was terminated and no further awards will be granted under the 2020 Plan.

As of December 31, 2025, the Company had 300 stock options outstanding, and 88 shares of restricted stock issued under the 2020 Plan. The stock options under the 2020 Plan issued during the year ended December 31, 2021 were issued (i) as a replacement for outstanding phantom share rights and previously cancelled profits interests, (ii) as a bonus for periods prior to the issuance of stock options, (iii) as part of the Company’s regular review cycle that occurs twice annually, and (iv) as other incentives. Stock options issued in the year ended December 31, 2021 were primarily granted in April and August of 2021 and expired during 2025. In the first quarter of 2022, 1,026 additional stock options were issued primarily as part of the Company’s regular review cycle as well as formation of a scientific advisory board, of which 726 were forfeited leaving a balance of 300 at December 31, 2025.

The stock options granted in 2022 under the 2020 Plan vest monthly over a three-year period, have a 5-year term, and a grant date exercise price of $3,144 on a post Business Combination basis. For the issuance of options related to prior periods, the vesting period is considered to have started when the Company and option holder had a mutual understanding that an award was to be issued; however, the grant date and fair value are based on (i) when there is a mutual understanding of key terms, (ii) the Company is contingently obligated to issue the options, and (iii) the option holder begins to benefit or be adversely impacted by changes in the Company’s stock price. Accordingly, the Company has determined the date the stock option agreements were executed to be the grant date for these options and the date on which to measure the awards at fair value. The attribution of expense for the stock options is recognized from the grant date over the remaining service period while considering the portion of stock compensation expense that is legally vested. The Company accounts for forfeitures as they occur. At the first vesting period, the Company recognized stock compensation expense so that stock compensation expense equaled the vested portion of stock options. The remaining expense is recognized over the service period.

2022 Plan

On September 14, 2022, the stockholders of the Company approved the 2022 Plan. The 2022 Plan permits the grant of equity-based awards to employees, directors and consultants. As of December 31, 2025, the total number of shares of the Company’s Class A Common Stock that may be issued under the 2022 Plan is 32,757. No stock options were granted under the 2022 Plan to date. As of December 31, 2025, a net of 30,084 shares of restricted stock were granted under the 2022 Plan during the year ended December 31, 2023 and the stock granted in 2023 was fully vested on the date of grant. Compensation expense for restricted stock granted under the 2022 Plan is determined based on the closing price of the Company’s Class A Common Stock on the day before the grant date multiplied by the number of shares granted. No compensation expense was recorded under the 2022 Plan during the years ended December 31, 2025 and 2024.

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

Restricted Stock Units

RSUs may be granted under the 2022 Plan. RSUs are bookkeeping entries representing an amount equal to the fair market value of one share of the Company’s common stock. Subject to the provisions of the 2022 Plan, the administrator determines the terms and conditions of RSUs, including the vesting criteria and the form and timing of payment. The administrator may also grant RSUs with a deferral feature, whereby settlement is deferred beyond the vesting date or lapse of the restricted period until the occurrence of a future payment date or event set forth in an award agreement. A holder of RSUs will have only the rights of a general unsecured creditor of the Company, until the delivery of shares, cash or other securities or property. On the delivery date, the holder of each RSU not previously forfeited or terminated will receive one share, cash or other securities or property equal in value to one share or a combination thereof, as specified by the administrator.

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

Stock Option Activity

The following table summarizes stock option activity under the 2020 Plan for the years ended December 31, 2025 and 2024 (there was no stock option activity under the 2022 Plan for the years ended December 31, 2025 and 2024):

	Stock Option Awards	Weighted-Average Exercise Price	Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2024	5,264	$1,452
Granted	-	-
Exercised	-	-
Expired	(4,964)	$(1,296)
Outstanding December 31, 2025	300	$3,144	.08	$	*
Exercisable December 31, 2025	300	$3,144	.08	$	*

	Stock Option Awards	Weighted-Average Exercise Price	Average Remaining Life (Years)	‘Aggregate Intrinsic Value
Outstanding December 31, 2023	5,998	$1,453
Granted	-	-
Exercised	-	-
Forfeited	(734)	$(1,458)
Outstanding December 31, 2024	5,264	$1,452	1.22	$	*
Exercisable at December 31, 2024	5,255	$1.452	1.19	$	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of the Company’s common stock was $0.0001 on December 31, 2025.

Equity-based compensation expense, excluding the Management Contingent Share Plan, was recorded in the following expense categories within the consolidated statements of operations consistent with the manner in which the respective employee or service provider’s related cash compensation was recorded:

	2025	2024
Research and development[1]	$-	$24,128
Selling, general and administrative	8,838	(69,629)
Total equity-based compensation expense	$8,838	$(45,501)

1)	Had the Company recorded the Management Contingent Share Plan within research and development and selling, general and administrative expense, then research and development would have been reduced by $0 and $(146,322) for the years ended December 31, 2025 and 2024, respectively, with the remaining reduction recognized within selling, general and administrative expense for the years ended December 2025 and 2024.

As of December 31, 2025, there was no unrecognized compensation cost related to unvested stock options and related to the Management Contingent Share Plan.

Note 15 FAIR VALUE MEASUREMENTS

The estimated fair value of financial instruments was determined by the Company using available market information and valuation methodologies considered to be appropriate. The fair value measurements accounting guidance is more fully discussed in Note 3. At December 31, 2025 and 2024, the carrying value of the Company’s accounts receivable, notes payable, accounts payable and accrued expenses approximated their fair values due to their short-term nature.

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of December 31, 2025 and 2024 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Fair Value Measurements Using Inputs Considered as:
December 31, 2025	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$-	$-	$-	$-
Total liabilities	$-	$-	$-	$-

	Fair Value Measurements Using Inputs Considered as:
December 31, 2024	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$41,246	$40,250	$996	$-
Total liabilities	$41,246	$40,250	$996	$-

Warrant Liability

The Public Warrants and Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the consolidated balance sheets. The warrant liabilities were measured at fair value on the date of the Closing and on a recurring basis, with changes in the fair value presented as change in fair value of warrant liabilities in the consolidated statements of operations. The measurement of the Public Warrants was classified as Level 1 due to the use of an observable market quote in an active market under ticker FOXOW. As reflected in the table above, at December 31, 2025, the value of the Public Warrants was nil and they have no intrinsic value. As reflected in the tables above, the fair value of the Public Warrants was $40,250 at December 31, 2024.

As the transfer of the Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants were classified as Level 2 at December 31, 2025 and 2024. As reflected in the tables above, the fair value of the Private Placement Warrants was 0 and $996 for the years ended December 31, 2025 and 2024, respectively.

The Company recorded income (loss) of $41,246 and ($32,425), respectively, during the years ended December 31, 2025 and 2024 for the changes in fair values of the warrant liabilities.

Note 16 INCOME TAXES

As discussed in Note 3, effective January 1, 2025, the Company adopted ASU 2023-09, Improvements to Income Tax Disclosures, which expanded income tax disclosure requirements, including disaggregation of pretax income (loss) and income tax expense (benefit) by jurisdiction and disclosure of income taxes paid (net of refunds received). The Company adopted the standard on January 1, 2025 on a retrospective basis. Accordingly, the tax rate reconciliation and income taxes paid disclosures for the year ended December 31, 2024 has been recast to conform to the current year’s presentation. The adoption affected disclosures only and did not impact the Company’s financial position, results of operations, or cash flows.

For the year ended December 31, 2025, the Company recorded an income tax (benefit) of approximately $(0.2) million, which represented a $0.2 million release of the Company’s valuation allowance related to an acquisition. Apart from the $(0.2) million deferred tax benefit, no provision or benefit for U.S. federal, state or local income tax has been recorded, as the Company provided for a full valuation allowance against its U.S. federal, state and local deferred tax assets. For the year ended December 31, 2024, the Company zero income tax expense / (benefit).

ASU 2023-09 requires disaggregation of pretax income (loss), income tax expense (benefit), and income taxes paid by jurisdiction. The Company has no foreign operations; accordingly, all pretax income (loss) is domestic (United States).

The following table shows the components of loss before income taxes and the related current tax expense / (benefit) for the years ended December 31, 2025 and 2024:

	2025	2024
Loss before income taxes, adjusted for deemed dividends and noncontrolling interest
U.S. operations	$(34,286,503)	$(13,480,382)
Current income tax expense / (benefit)
U.S. federal	-	-
State and local	-	-
Deferred income tax expense / (benefit)
U.S. federal	(140,536)	-
State and local (a)	(42,295)	-
Total deferred income tax expense / (benefit)	(182,831)	-
Total income tax expense / (benefit)	$(182,831)	$-

(a)	Taxes in Massachusetts make up the majority of the deferred state and local income tax category.

For the years ended December 31, 2025 and 2024 there were no income taxes paid. As no income taxes were paid, disaggregation by U.S. federal, state, or foreign jurisdictions was not applicable for the period presented.

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the Year Ended December 31, 2025		For the Year Ended December 31, 2024
U.S. federal statutory income tax	$(7,203,681)	21.0%	$(2,830,880)	21.0%
State and local income taxes, net of federal benefit (b)	(42,295)	0.1%	-	0.0%
Change in U.S. federal valuation allowance	984,812	(2.9)%	1,691,360	(12.5)%
Nontaxable or nondeductible items:
Deemed dividends on equity exchanges	4,551,389	(13.3)%	225,539	(1.7)%
Goodwill impairment	1,470,000	(4.3)%	-	(0.0)%
Non-cash interest expense	289,198	(0.8)%	289,065	(2.1)%
Penalties and fines	174,694	(0.5)%	64,890	(0.5)%
Loss / (gain) on debt extinguishment	(391,112)	1.1%	89,942	(0.7)%
Debt modifications	14,825	0.0%	220,026	(1.6)%
Other	(3,468)	0.0%	(3,974)	0.0%
Other adjustments:
Deferred tax adjustments	(27,193)	0.1%	254,032	(1.9)%
Income tax expense / (benefit)	$(182,831)	0.5%	$-	0.0%

(b)	Taxes in Massachusetts make up the majority of the effect of the state and local tax category.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the net deferred tax assets at December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Accrued compensation	$672,992	$635,417
Net operating loss carryforwards	29,267,577	27,291,924
Capitalized software	448,758	670,064
Share-based compensation	2,736,304	2,720,443
Right of use liability	958,515	-
Capital loss carryforwards	125,307	125,307
Gross deferred tax assets	34,209,453	31,443,155
Valuation allowance	(31,278,382)	(29,855,250)
Total deferred tax assets	2,931,071	1,587,905
Deferred tax liabilities:
Intangible assets	(1,993,604)	(1,492,782)
Right of use asset	(925,758)	-
Fixed assets	(5,792)	(23,846)
Prepaid expenses	(5,917)	(71,277)
Deferred tax liabilities	(2,931,071)	(1,587,905)
Net deferred tax assets	$-	$-

As of December 31, 2025 and 2024, the Company recorded a full valuation allowance to offset its deferred tax assets as the Company believes it is not more likely than not that the deferred tax assets will be fully realizable. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance as of December 31, 2025 and 2024. For the year ended December 31, 2025, the valuation allowance increased by $1,423,132, related to the U.S. federal and state jurisdictions in the amounts of $984,812 and $438,320, respectively. For the year ended December 31, 2024, the valuation allowance increased by $1,493,328, related to the U.S. federal and state jurisdictions in the amounts of $1,468,882 and $24,446, respectively.

As of December 31, 2025, the Company had accumulated federal losses for tax purposes of approximately $94.4 million, which can be offset against future taxable income. Of this federal net loss carryforward, $1.6 million will begin to expire in 2036 and $92.8 million may be carried forward indefinitely. As of December 31, 2025, the Company had net accumulated state losses for tax purposes of $91.8 million, some of which will begin to expire in 2033. Sections 382 and 383 of the Internal Revenue Code, and similar state regulations, contain provisions that may limit the loss carryforwards available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period, the amount of the loss carryforwards that the Company may utilize in any one year may be limited.

The Company has not completed a formal analysis under Section 382 of the Internal Revenue Code with respect to equity transactions and changes in stock ownership occurring during 2025. Accordingly, the Company has not determined whether an ownership change, as defined in Section 382, occurred during 2025 or quantified any resulting annual limitation on the use of pre-change net operating loss carryforwards, tax credits, and other tax attributes. If an ownership change occurred, utilization of such tax attributes could be subject to annual limitations and a portion could expire unused. The Company is continuing to evaluate this matter and may update the amount of available tax attributes, deferred tax assets, valuation allowance, and related disclosures in a future period when additional information becomes available.

In July 2025, the One Big Beautiful Bill Act (Public Law 119-21) was enacted. The Company recognized the income tax effects of the legislation in the period of enactment in accordance with ASC 740. The legislation did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2025. The Company will continue to evaluate the impact of the legislation on future periods.

The Company evaluated the provisions of ASC 740-10 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the Company has taken or expects to take in its tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10.

There were no unrecognized tax benefits as of December 31, 2025 and 2024. The Company may be subject to potential examination by federal, state, and local taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with federal, state, and local tax laws. Management does not expect that the total amount of unrecognized tax benefits will materially change over the next year. The Company is no longer subject to tax examinations by tax authorities for the years prior to 2022 and 2021 for U.S. federal and state income tax purposes, respectively.

Note 17 BUSINESS SEGMENTS

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

With the acquisition of Myrtle on June 14, 2024, our Chief Operating Decision Maker (“CODM”) begun to consider segment assets when making decisions and allocating resources. Assets by segment as of December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024

Healthcare	$40,869,803	$41,399,346
Life Science Services	3,648,500	-
Labs	15,854	26,646
Corporate and other	43,716	282,079
Total assets	$44,577,873	$41,708,071

Summarized below is information about the Company’s operations for the years ended December 31, 2025 and 2024 by business segment:

	Revenues		Earnings (Losses)
	2025	2024	2025	2024
Healthcare	$16,086,099	$4,018,961	$(8,907,179)	$(1,699,092)
Life Science Services	252,502	-	(118,492)	-
Labs	13,923	32,640	(173,383)	(1,141,305)
	16,352,524	4,051,601	(9,199,054)	(2,840,397)
Corporate and other (a)	15,093	-	202,669	(5,655,652)
Interest expense	-	-	(3,434,005)	(3,910,340)
Total	$16,367,617	$4,051,601	$(12,430,390)	$(12,406,389)

(a)	For 2025, Corporate and other includes a $1.9 million gain from extinguishment of Senior PIK Notes, amortization of consulting fees paid in stock of $0.2 million, $0.1 million of additional purchase price expense for the acquisition of RCHI and a reduction of compensation expense under the Management Contingent Share Plan, net of $0.2 million. For 2024, Corporate and other includes amortization of consulting fees paid in common stock of $0.5 million, impairment charge of $1.8 million, loss from extinguishments of debt of $0.4 million and other expense of $0.3 million.

Note 18 COMMITMENTS AND CONTINGENCIES

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

On May 28, 2024, the Company entered into an Exchange Agreement, as amended, with Smithline, terminating on February 23, 2025. On June 10, 2025, the Exchange Agreement, as amended, was amended for a second time to increase the number of shares of the Company’s Class A Common Stock issuable to Smithline under the agreement. Pursuant to the amended Exchange Agreement, Smithline exchanged Assumed Warrants to purchase up to 15,704 shares, as adjusted, of the Company’s Common Stock, for the right to receive up to 2,588,805 shares of the Company’s Class A Common Stock (the “Rights Shares”), subject to a 4.99% beneficial ownership limitation and issued without any restrictive legends. The Assumed Warrants, which are more fully discussed in Note 13, expired on February 23, 2025. As of August 26, 2025, the Company issued a total of 2,588,793 Rights Shares to Smithline, including 2,426,031 shares that were issued during the period from January 1, 2025 to August 26, 2025. On August 27, 2025, the Exchange Agreement was again amended to provide that the balance owed to Smithline on that date of $97,937 be paid in cash over a period of four months ending on November 27, 2025. The Company has made all payments under the amendment. Accordingly, as of December 31, 2025, the $2.3 million liability owed to Smithline has been satisfied in full.

Former CEO Severance

The Company has disclosed in previous financial filings that the Board of Directors had yet to complete its review into whether Mr. Jon Sabes, a former CEO of the Company was terminated with or without cause on November 14, 2022 and that accordingly, the Company had to make a determination on its obligations under the former CEO’s employment agreement.

The Board of Directors has now completed a review of this matter in the last quarter of 2024 and upon examination of the history and various documents and records has determined that Mr. Sabes was unequivocally terminated for cause on November 14, 2022, meaning the Company has no further obligation to Mr. Sabes.

On November 20, 2024, the Company received a letter from counsel for Mr. Jon Sabes, the former Chief Executive Officer and director, demanding payment of certain compensation and benefits. Regardless that the Company has now determined that termination of Mr. Sabes’ employment on November 14, 2022 was for cause and that no obligation to Mr. Sabes remains, the Company has, because of this demand, continued to accrue certain liabilities of severance pay and stock-based compensation in its financial records until the matter has been resolved in full. The Company does not believe the demand received on November 20, 2024 has any merit and will vigorously dispute any claim for payment.

Illumina Judgment

On June 21, 2024, Hennepin County District Court granted Illumina, Inc.’s Motion for Summary Judgment in the amount of $0.8 million against the Company. The Company entered into a settlement agreement with Illumina on July 23, 2025 to settle this judgment over time. $100,000 was paid at the time of settlement and $723,065 is payable in five additional quarterly payments of $144,613 per payment. The Company is currently in default of its requirements for payment under the settlement agreement but believes this default will be rectified without repercussion when the Company secures additional capital.

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

In June 2025, func.media inc. filed a legal action in Minnesota seeking a total sum of $123,250. This amount is included as a liability in the Company’s financial statements. On October 16, 2025 the Company entered into a settlement agreement to pay $90,000 on an agreed payment schedule of $15,000 each month for six months as full resolution of this matter. If all payments are made when due all remaining amounts over $90,000 will be waived. The Company is currently in default of the payment schedule in the settlement agreement

The Company is also party to various other legal proceedings for liabilities, for legacy debts of the Company, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business, and the Company may in the future be subject to additional legal proceedings and disputes.

Note 19 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The supplemental cash flow information for the year ended December 31, 2025 and 2024 is as follows:

	Year Ended December 31,
	2025	2024
Non-cash investing and financing activities:
Issuance of Series B Preferred Stock in exchange of note payable, net of finder’s fees	$3,282,500	$-
Increase in note payable to RHI for purchase of RCHI	$970,693	$-
Series A Preferred Stock issued to RHI in exchange for notes payable	$5,000,000	$21,000,000
Series A Preferred Stock issued in exchange for Senior Notes Payable	$-	$2,464,000
Series D Preferred Stock issued to KR8 for purchase of intangible asset and other amounts owed under KR8 Agreement and Services Agreement	$-	$3,117,371
Series D Preferred Stock issued to MSK under Shares for Services Agreement	$-	$1,311,700
Class A Common Stock issued to KR8 for purchase of intangible asset under KR8 Agreement	$-	$419,629
Purchase of Myrtle, net of cash acquired	$-	$494,243
Purchase of RCHI, net of cash acquired	$-	$21,992,428
Deemed dividends from preferred stock, including anti-dilution provisions, and triggers of down round provisions and extension of Assumed Warrants	$21,673,282	$1,073,993
Preferred stock dividends – undeclared	$937,809	$81,326
Warrants issuable for finder’s fees	$-	$61,915
Class A Common Stock issued for legal settlement	$1,259,122	$902,790
Class A Common Stock issued/issuable in connection with debt financings	$3,053,630	$1,467,434
Common stock issued to finder for financial and strategic advisory services	$-	$165,000
Common stock issuable to finder in lieu of warrants and cash finder’s fees	$348,454	$150,884
Class A Common Stock issued for corporate development and advisory agreements	$-	$546,000
Class A Common Stock issued for Myrtle acquisition	$-	$235,435
Series E Preferred Stock issued for purchase of Vector	$1,500,000	$-
Vector goodwill resulting from deferred tax benefit	$182,831	$-
Common stock warrants issued for purchase of Vector	$769,826	$-
Contingent purchase price consideration for Vector	$500,000	$-
Loan payable to RHI for additional purchase price of RCHI	$97,731	$-
Series E Preferred Stock issued to RHI for portion of note payable	$200,000	$-
Promissory note issued to RHI for Myrtle acquisition	$-	$264,565
RCHI Note issued to RHI for RCHI acquisition	$-	$22,000,000
New RCHI Note issued to RHI	$-	$1,000,000

Note 20 SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying consolidated financial statements.

Increases in Authorized Shares of Class A Common Stock

Pursuant to the authorization and approval previously provided by its stockholders, the Company filed a Certificate of Amendment to its Certificate of Incorporation, as amended, with the Secretary of State of Delaware to increase its authorized shares of Class A Common Stock from 2,500,000,000 shares to 10,000,000,000 shares, which filing became effective on January 18, 2026.

On March 20, 2026, the Company’s Board of Directors approved an increase to the Company’s authorized shares of Class A Common Stock from 10,000,000,000 to 25,000,000,000 and on March 26, 2026, shareholders holding greater than a majority of the votes eligible to vote in such matter approved such matter via written consent. The Company intends to file a Certificate of Amendment to its Certificate of Incorporation after required notice is provided to all shareholders.

Notes Payable with Institutional Lenders

On January 28, 2026, the Company issued two unsecured promissory notes payable to institutional lenders each with: (i) a principal balance of $280,000; (ii) an original issue discount of $15,000; (iii) maturing on March 26, 2026; and (iv) a default interest rate of 18% per annum. In addition, the Company reimbursed each lender $15,000 for legal fees and expenses incurred in connection with the notes. On March 20, 2026, in consideration for an increase in the stated principal amount of each note by $30,000 (a total of $60,000 of which $4,000 was applied to legal fees and expenses), the lenders agreed to extend the maturity dates to May 31, 2026.

On March 15, 2025, the Company issued two additional unsecured promissory notes payable to the institutional lenders with: (i) a principal balance of $47,500; (ii) an original issue discount of $5,000; (iii) maturing on May 15, 2026; and (iv) a default interest rate of 18% per annum. In addition, the Company reimbursed each lender $2,500 for legal fees and expenses incurred in connection with the notes.

FINRA Deficiency Notice Regarding Proposed Reverse Stock Split

On September 2, 2025, RHI, a shareholder representing a majority of the voting control of the Company, approved a proposal to amend our Certificate of Incorporation to effect a reverse stock split of our issued and outstanding Common Stock any time before July 31, 2026, at a ratio ranging from one-for-ten (1:10) to one-for-five hundred (1:500) with the exact ratio within such range to be determined at the sole discretion of the Company’s Board of Directors, without further approval or authorization of our stockholders before the filing of an amendment to the Certificate of Incorporation effecting the proposed reverse split. The Company has filed an Information Statement on Schedule 14C with the SEC with respect to the matters approved by the Majority Stockholder and has mailed the definitive Information Statement on Schedule 14C to its stockholders of record as of the record date.

On September 25, 2025, the Company submitted a Company-Related Notification to FINRA’s Department of Market Operations in connection with a proposed reverse stock split. On March 6, 2026, the Department issued a deficiency notice pursuant to FINRA Rule 6490(d)(3), determining that the Company’s corporate action submission would not be processed.

The Department’s determination was based, in part, on a pending SEC civil action against the managing partner of an institutional investor that holds shares of the Company’s Series A Preferred Stock, as well as the Department’s view that, upon conversion of such preferred stock, the investor could own approximately 95% of the Company’s outstanding common stock, without giving effect to the beneficial ownership limitations contained in the terms of such securities.

The Company disagrees with the Department’s determination and, on March 12, 2026, filed a Notice of Appeal. The appeal will be considered by a subcommittee of FINRA’s Uniform Practice Code Committee, and the subcommittee’s determination will constitute final action within FINRA. The appeal is currently pending, and FINRA has scheduled a review date of April 27, 2026. There can be no assurance that the appeal will be successful.

If the appeal is unsuccessful, the Company may need to pursue alternative approaches to address its capital structure. In addition, the inability to complete the reverse stock split may limit the Company’s ability to access capital, including under its existing $5.0 million equity line of credit under the Strata Purchase Agreement, which could materially adversely affect the Company’s liquidity and its ability to execute its business plan.

March 2, 2026 Promissory Note Issued to ClearThink

On March 2, 2026, the Company issued an unsecured promissory note to ClearThink under the terms of a Securities Purchase Agreement. The principal amount of the note is $115,000, the original issued discount is $15,000 and the Company received cash proceeds of $100,000. Per the terms of the Securities Purchase Agreement, the Company issued ClearThink 150,000,000 shares of its Class A Common Stock as inducement shares valued at $15,000. The note matures 30 days from the issuance date and accrues default interest at a one-time rate of 15%.

Conversions of Series A Preferred Stock

During the period January 1, 2026 to April 10, 2026, the Company issued 1,087,000,000 shares of its Class A Common Stock upon conversions of 108.70 shares of its Series A Preferred Stock held by institutional investors with a total stated value of $108,700.

