Form 10-Q
period 2026-03-31
FOXO TECHNOLOGIES INC.
filed 2026-05-15
CIK 1812360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Yes ☐ No ☒

As of May 8, 2026, there were 4,261,660,151 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) of the registrant issued and outstanding.

FOXO TECHNOLOGIES INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q, or this Report, and the documents incorporated herein by reference contain forward-looking statements which include, without limitation, statements regarding estimates and forecasts of financial and performance metrics, projections of net revenues and operating results from our Healthcare, Life Science Services and Labs segments, reimbursement rates and regulatory developments applicable to our healthcare operations, the potential benefits and growth prospects of our current subsidiaries and any future acquisitions, the potential success of our capital-raising and strategic acquisition initiatives, our ability to continue as a going concern, realization of the value of other aspects of our business identified in this Report, as well as other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.

Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Part I., Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2026.

Unless expressly indicated or the context requires otherwise, the terms “FOXO,” the “Company,” “we,” “us” or “our” in this Quarterly Report refer to FOXO Technologies Inc., a Delaware corporation, and, where appropriate, its subsidiaries.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOXO technologies inc. and subsidiaries

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$65,896	$207,453
Accounts receivable, net	3,910,423	2,468,346
Inventory and supplies	188,565	183,627
Prepaid expenses	122,748	97,691
Other current assets	200,208	155,363
Total current assets	4,487,840	3,112,480
Property and equipment, net	303,544	322,357
Intangible assets, net	9,777,041	9,770,969
Goodwill	27,794,975	27,823,444
Right-of-use assets	3,422,734	3,548,623
Total assets	$45,786,134	$44,577,873

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,480,588	$6,966,211
Accrued expenses	12,787,232	11,902,383
Notes payable	3,208,819	2,151,838
Related parties’ notes and loans payable	5,318,822	4,902,392
Other loans	82,236	237,810
Related parties’ payables and accrued expenses	2,150,415	1,998,775
Right-of-use lease obligations	534,660	499,351
Total current liabilities	31,562,772	28,658,760
Contingent purchase price consideration	500,000	500,000
Right-of-use lease obligations, non-current	3,027,977	3,174,549
Medicare cost report settlement payables	1,059,271	1,168,264
Total liabilities	36,150,020	33,501,573
Commitments and contingencies (Note 14)
Stockholders’ equity (deficit)
Series A preferred stock, $0.0001 par value and $1,000 stated value per share; 50,000 shares authorized, 19,233 and 19,342 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2	2
Series B preferred stock, $0.0001 par value and $1,000 stated value per share; 7,500 shares authorized, 3,245 shares issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Series C preferred stock, $0.0001 par value and $1,000 stated value per share; 5,000 shares authorized, 304 shares issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Series D preferred stock, $0.0001 par value and $1,000 stated value per share; 10,000 shares authorized, 4,312 issued and outstanding as of March 31, 2026 and December 31, 2025	1	1
Series E preferred stock, $0.0001 par value and $25 stated value per share; 4,000,000 shares authorized, 68,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	7	7
Class A common stock, $0.0001 par value, 10,000,000,000 shares authorized, 3,732,660,151 and 2,495,660,151 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	373,266	249,566
Additional paid-in-capital	235,431,445	235,540,145
Accumulated deficit	(226,096,712)	(224,644,739)
Total FOXO’s stockholders’ equity	9,708,009	11,144,982
Noncontrolling interest	(71,895)	(68,682)
Total stockholders’ equity	9,636,114	11,076,300
Total liabilities and stockholders’ equity	$45,786,134	$44,577,873

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Foxo Technologies INc. and subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2026	2025
Net revenues	$5,168,036	$3,169,920
Operating expenses:
Direct costs of revenue	2,534,213	1,903,936
Research and development	35,550	30,000
Management contingent share plan	-	18,878
Selling, general and administrative	2,875,124	2,764,086
Total operating expenses	5,444,887	4,716,900
Loss from operations	(276,851)	(1,546,980)
Change in fair value of warrant liabilities	-	31,594
Gain from extinguishment of Senior PIK Notes	-	1,863,834
Loss from legal settlement	(18,250)	-
Interest expense	(973,135)	(889,792)
Other non-operating expense, net	(186,950)	(79,464)
Total non-operating (expense) income, net	(1,178,335)	926,172
Loss before income taxes	(1,455,186)	(620,808)
Provision for income taxes	-	-
Net loss, including noncontrolling interest	(1,455,186)	(620,808)
Noncontrolling interest	3,213	4,350
Net loss attributable to FOXO	(1,451,973)	(616,458)
Deemed dividends from the issuances of preferred stock and triggers of down round provisions of Assumed Warrants	-	(172,125)
Net loss to common stockholders	(1,451,973)	(788,583)
Preferred stock dividends – undeclared	(284,772)	(314,909)
Net loss to common stockholders, net of preferred stock dividends – undeclared	$(1,736,745)	$(1,103,492)
Net loss per share of Class A Common Stock, basic and diluted	$(0.00)	$(0.73)

Weighted average number of shares of Class A Common Stock, basic and diluted	3,112,449,040	1,506,959

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Foxo Technologies INc. and subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock Stock		Class A Common Stock		Additional Paid-	Accumulated	Total FOXO Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	In-Capital	Deficit	Equity	Interest	Equity

Balance, December 31, 2025	95,202	$10	2,495,660,151	$249,566	$235,540,145	$(224,644,739)	$11,144,982	$(68,682)	11,076,300
Net loss to common stockholders	-	-	-	-	-	(1,451,973)	(1,451,973)	-	(1,451,973)
Noncontrolling interest	-	-	-	-	-	-	-	(3,213)	(3,213)
Common stock issued for conversions of Series A Preferred Stock	(109)	(0)	1,087,000,000	108,700	(108,700)	-	-	-	-
Common stock issued for note payable	-	-	150,000,000	15,000	-		15,000	-	15,000
Balance, March 31, 2026	95,093	$10	3,732,660,151	$373,266	$235,431,445	$(226,096,712)	$9,708,009	$(71,895)	$9,636,114

	Preferred Stock Stock		Class A Common Stock		Additional Paid-	Accumulated	Total FOXO Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	In-Capital	Deficit	Equity	Interest	Equity

Balance, December 31, 2024	26,972	$3.00	1,183,942	$119	$195,864,697	$(190,541,067)	$5,323,752	$(51,941)	$5,271,811
Net loss to common stockholders	-	-	-	-	-	(788,583)	(788,583)	-	(788,583)
Noncontrolling interest	-	-	-	-	-	-	-	(4,350)	(4,350)
Stock-based compensation	-	-	-	-	27,716	-	27,716	-	27,716
Common stock issued for conversions of Series A Preferred Stock	(308)	-	73,374	7	(7)	-	-	-	-
Issuances of Series B Preferred Stock in exchange for Senior PIK Notes, net of finder’s fees	3,457	-	-	-	3,282,500	-	3,282,500	-	3,282,500
Issuances of Series C Preferred Stock for cash investments, net of finder’s fees	60	-	-	-	44,825	-	44,825	-	44,825
Exchanges of Series B Preferred Stock for Series C Preferred Stock	75	-	-	-	-	-	-	-	-
Common stock issued for conversions and exchanges of notes payable	-	-	217,302	22	828,452	-	828,474	-	828,474
Common stock issued under terms of notes payable	-	-	30,752	3	38,247	-	38,250	-	38,250
Common stock issuable under terms of notes payable	-	-	-	-	68,225	-	68,225	-	68,225
Common stock issued and issuable for finder’s fees	-	-	11,494	1	141,189	-	141,190	-	141,190
Shares issued under Corporate Development and Advisory Agreement	-	-	38,389	4	(4)	-	-	-	-
Common stock issued for legal settlement	-	-	165,077	17	570,646	-	570,663		570,663
Deemed dividends from issuances of preferred stock and triggers of down round provisions of Assumed Warrants	-	-	-	-	172,125	-	172,125	-	172,125
Balance, March 31, 2025	30,256	$3	1,720,330	$173	$201,038,611	$(191,329,650)	$9,709,137	$(56,291)	$9,652,846

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

FOXO TECHNOLOGIES INC. and subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss, including noncontrolling interest	$(1,455,186)	$(620,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	171,094	143,044
Gain from extinguishment of Senior PIK Notes	-	(1,863,834)
Loss from legal settlement	18,250	-
Equity-based compensation	-	27,716
Amortization of consulting fees paid in common stock	-	96,904
Change in fair value of warrants	-	(31,594)
Amortization of debt discounts and debt issuance costs	416,112	353,157
Non-cash interest expense on right-of-use lease obligations	199,868	220,486
Additional purchase price of RCHI	50,608	-
Non-cash interest	425,781	211,593
Changes in operating assets and liabilities:
Accounts receivable	(1,442,077)	(383,944)
Inventory and supplies	(4,938)	(26,921)
Prepaid expenses	(25,057)	5,241
Other current assets	(44,845)	(56,066)
Accounts payable	496,127	638,460
Accrued and other liabilities, including related parties’ payables	927,496	239,476
Other liabilities	-	9,500
Right-of-use lease obligations	(311,131)	(300,001)
Net cash used in operating activities	(577,898)	(1,337,591)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,995)	-
Net cash used in investing activities	(3,995)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of notes payable, net of issuance costs	680,000	965,000
Proceeds from other loans	-	279,000
Borrowings under loans and note payable to RHI	1,154,131	274,026
Payments on loans and note payable to RHI	(1,068,712)	-
Payments on notes payable	(169,509)	(46,322)
Payments on other loans	(155,574)	(230,299)
Proceeds from issuance of Series C Preferred Stock, net of issuance costs	-	44,825
Net cash provided by financing activities	440,336	1,286,230
Net change in cash and cash equivalents	(141,557)	(51,361)
Cash and cash equivalents at beginning of period	207,453	68,268
Cash and cash equivalents at end of period	$65,896	$16,907

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Foxo technologies inc. and subsidiaries

NOTES TO UNAUDITED CONSENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 DESCRIPTION OF BUSINESS

Overview

FOXO owns and operates four principal subsidiaries.

Rennova Community Health, Inc., (“RCHI”) owns and operates Scott County Community Hospital, Inc. (“SCCH”) (d/b/a Big South Fork Medical Center (“BSF”)), a critical access-designated (“CAH”) hospital located in East Tennessee.

Myrtle Recovery Centers, Inc., (“Myrtle”) a 30-bed behavioral health facility in East Tennessee. Myrtle provides inpatient services for detox and residential treatment and outpatient services for medication assisted treatment (“MAT”) and Office-Based Opiate Treatment Facility (“OBOT’) Programs.

Vector BioSource Inc. (“Vector”) is an information, data and biospecimen sourcing provider serving the biotechnology, clinical research and pharmaceutical research industries.

FOXO Labs, Inc. is a biotechnology company dedicated to improving human health and life span through the development of cutting-edge technology and product solutions for various industries.

Myrtle and RCHI were acquired in 2024 from Rennova Health, Inc. (“RHI”). Vector was acquired in September 2025.

Segments

The Company manages and classifies its business into three reportable business segments: (i) Healthcare, (ii) Life Science Services, and (iii) Labs. Myrtle, RCHI and SCCH operate under the Healthcare segment and Vector operates under the Life Science Services segment.

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

The Company’s history of losses requires management to critically assess its ability to continue operating as a going concern. For the three months ended March 31, 2026 and 2025, the Company incurred net losses attributable to FOXO of $1.5 million and $0.6 million, respectively. As of March 31, 2026, the Company had a working capital deficit of $27.1 million. Cash used in operating activities for the three months ended March 31, 2026 and 2025 was $0.6 million and $1.3 million, respectively. As of March 31, 2026, the Company had $65,896 available cash and cash equivalents.

The Company’s ability to continue as a going concern is dependent on generating net revenues, raising additional equity or debt capital, reducing losses and improving future cash flows. The Company will continue ongoing capital-raising initiatives and has demonstrated previous success in raising capital to support its operations.

On September 19, 2025, the Company completed the acquisition of Vector, which is more fully discussed in Note 5. In addition, to fund our operations, we continue to: (i) pursue additional avenues to capitalize the Company and (ii) pursue additional strategic operating companies.

See Note 9 for information on promissory notes payable issued and outstanding as of March 31, 2026 and Note 12 for information on preferred stock and common stock issued and outstanding as of March 31, 2026 and Note 16 for financing transactions entered into subsequent to March 31, 2026.

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

Note 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements as filed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s consolidated financial position as of March 31, 2026, and the results of its operations and changes in stockholders’ equity and cash flows for the three months ended March 31, 2026 and 2025. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2026 may not be indicative of results for the year ending December 31, 2026.

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

COMPREHENSIVE LOSS

During the three months ended March 31, 2026 and 2025, comprehensive loss was equal to the net loss to common stockholders amounts presented in the unaudited condensed consolidated statements of operations.

RECLASSIFICATIONS

Certain items have been reclassified in the three months ended March 31, 2025 for comparison purposes.

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

IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

The Company acquired goodwill and intangible assets in 2024 from the acquisitions of Myrtle and RCHI and in 2025 from the acquisition of Vector.

Goodwill is required to be tested annually or whenever events have occurred that suggest that goodwill may be impaired. Goodwill is tested at the reporting unit level. The Company has three reporting units: Myrtle, SCCH and Vector. Step 0 in the goodwill impairment test model is to perform a qualitative analysis. This step is not required but can be applied to determine if it is more likely than not that an impairment has occurred. Step 1 is to perform a quantitative analysis to determine a reporting unit’s fair value and to compare the fair value to the reporting unit’s carrying value. If the carrying value exceeds the unit’s fair value, a goodwill impairment is recorded to adjust the unit’s carrying value to fair value.

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

At March 31, 2026 and December 31, 2025, the carrying value of the Company’s accounts receivable, notes payable, accounts payable and accrued expenses approximated their fair values due to their short-term natures.

As of March 31, 2026, the Company did not have any assets and liabilities that were measured on a recurring basis. As of March 31, 2026 and December 31, 2025, the Company determined that its warrant liability for its Public Warrants and Private Placement Warrants that were previously fair valued based on the Level 1 and Level 2 hierarchies of the valuation techniques, respectively, no longer had any value. However, at March 31, 2025 and December 31, 2024, the fair value of the Public Warrants and Private Placement Warrants as determined based on the Level 1 and Level 2 hierarchies, resulted in a change in the fair value of warrant liabilities. Therefore, for the three months ended March 31, 2025, the Company recognized non-operating income of $31,594 from the decrease in fair value of these warrant liabilities. The Public Warrants and Private Placement Warrants are also discussed in Note 12.

DERIVATIVE INSTRUMENTS

The Company does not use derivative instruments to hedge exposure to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments, including preferred stock, convertible debt and stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASU 2020-06, Debt – Debt with Conversion and Other Options, Subtopic 470-20 and Derivative and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40, ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815-15, “Derivatives and Hedging – Embedded Derivatives”).

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down-round provision no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round provision. Convertible instruments with embedded conversion options that have down-round features are now subject to the specialized guidance in Subtopic 470-20, including related earnings/loss per share guidance in Topic 260.

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

Healthcare

The Company’s healthcare segment consists of the operations of Myrtle and RCHI.

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

RCHI’s revenues relate to contracts with patients of BSF in which its performance obligations are to provide health care services to the patients. Revenues are recorded during the period its obligations to provide health care services are satisfied. Its performance obligations for inpatient services are generally satisfied over periods averaging approximately three days, and revenues are recognized based on charges incurred. Its performance obligations for outpatient services, including emergency room-related services, are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, Medicaid, managed care health plans and commercial insurance companies) and the transaction prices for the services provided are dependent upon the terms provided by Medicare and Medicaid or negotiated with managed care health plans and commercial insurance companies. The payment arrangements with third-party payers for the services it provides to the related patients typically specify payments at amounts less than our standard charges. Medicare, because of BSF’s designation as a critical access care hospital, generally pays for inpatient and outpatient services at rates related to the hospital’s costs. Services provided to patients having Medicaid coverage are generally paid at prospectively determined rates per discharge, per identified service or per covered member. Agreements with commercial insurance carriers, managed care and preferred provider organizations generally provide for payments based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates.

Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). As of March 31, 2026 and December 31, 2025, $1.8 million and $1.9 million, respectively, of Medicare cost report settlement liabilities were recorded, as presented in Note 8.

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

The collection of outstanding receivables is the healthcare segment’s primary source of operating cash and is critical to its operating performance. The primary collection risks relate to patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and copayments) remain outstanding. Implicit price concessions relate primarily to amounts due directly from patients. Accounts are written off when all reasonable internal and external collection efforts have been carried out. The estimates for implicit price concessions are based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions and other collection indicators.

Life Science Services

Our Life Science Services segment’s revenue consists of revenue from Vector from the date of acquisition, which was September 19, 2025. The Company recognizes revenue from the sale of high-quality bio-samples and bulk biological materials for every stage of life science research in accordance with ASC 606. As a result of applying this five-step model under ASC 606, the Company recognizes revenues from its sale of products upon their transfer of control to the customer, which is considered complete at either the time of shipment or arrival at destination based upon agreed upon terms within the contract. The Company’s payment terms for the sale of standard products are typically 30 to 60 days.

Labs

The Company has recorded minor revenues from its Labs segment during the three months ended March 31, 2026 and 2025. Labs currently recognizes revenue from collecting a royalty from Illumina, Inc. related to the sales of the Infinium Mouse Methylation Array. The Company applies judgment in determining the customer’s ability and intention to pay based on a variety of factors including the customer’s historical payment experience.

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

During the three months ended March 31, 2026 and 2025, estimated contractual allowances and implicit price concessions of $19.4 million and $17.5 million, respectively, have been recorded as reductions to revenues and accounts receivable balances to enable the Company to record its revenues and accounts receivable at the estimated amounts it expects to collect. As required by Topic 606, after deducting estimated contractual allowances and implicit price concessions from the healthcare segment’s revenues for the three months ended March 31, 2026 and 2025, the Company recorded healthcare net revenues of $4.8 million and $3.2 million, respectively. The Company continues to review the provisions for contractual allowances and implicit price concessions. See Note 6, Accounts Receivable, Net.

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

The Company has not recorded income tax benefits for the losses that it incurred for the three months ended March 31, 2026 and 2025. The Company incurred a pre-tax loss for the year ended December 31, 2025. In addition, the Company believes that its available net operating loss carryforwards would offset future taxable income, if any, for the year ended December 31, 2026. Therefore, its effective income tax rates were zero for the periods presented and it has provided a full valuation allowance for its net deferred tax assets.

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

BUSINESS COMBINATIONS

The Company follows the guidance in ASC 805, Business Combinations for determining the appropriate accounting treatment for business acquisitions. Under ASC 805, the assets acquired, and liabilities assumed are recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The excess of the purchase prices over the aggregate fair value of the tangible assets acquired and liabilities assumed is treated as goodwill in accordance with ASC 805. During the measurement period or until valuation studies are completed, the provisional amounts used for the purchase price allocation are subject to adjustments for a period not to exceed one year from the date of acquisition. Acquisition costs are expensed as incurred. The accounting for the acquisition of Vector is presented in Note 5, Acquisition.

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2024, the FASB issued ASU 2024-04, Debt with Conversions and Other Options (Subtopic 470-20), Induced Conversions of Convertible Debt Instruments. The amendments in this ASU clarify when the settlement of a debt instrument should be accounted for as an induced conversion. Under this ASU, (a) to be accounted for as an induced conversion, an inducement offer is required to preserve the form and amount of consideration issuable upon conversion in accordance with the terms of the instrument (rather than only the equity securities issuable upon conversion), (b) whether a settlement of convertible debt is an induced conversion should be assessed as of the date the inducement offer is accepted by the holder, and (c) issuers that have exchanged or modified a convertible debt instrument within the preceding 12 months (that did not result in extinguishment accounting) should use the terms that existed 12 months before the inducement offer was accepted when determining whether induced conversion accounting should be applied. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The amendments in this ASU permit an entity to apply the new guidance on either a prospective or a retrospective basis. The adoption of this ASU did not have an impact on the Company’s financial statements for the three months ended March 31, 2026 and 2025.

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

Note 4 NET LOSS PER SHARE

The following table sets forth the calculation of basic and diluted loss per share for the periods presented based on the weighted average number of shares of the Company’s Class A Common Stock outstanding during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net loss attributable to FOXO	$(1,451,973)	$(616,458)
Deemed dividends from the issuances of preferred stock and triggers of down round provisions and extension of Assumed Warrants	-	(172,125)
Net loss to common stockholders	(1,451,973)	(788,583)
Preferred stock dividends – undeclared	(284,772)	(314,909)
Net loss to common stockholders, net of preferred stock dividends – undeclared	$(1,736,745)	$(1,103,492)
Basic and diluted weighted average number of shares of Class A Common Stock	3,112,449,040	1,506,959
Basic and diluted net loss per share available to Class A Common Stock	$(0.00)	$(0.73)

The following Class A common stock equivalents of the Company have been excluded from the computation of diluted net loss per common share as the effect would be antidilutive and reduce the net loss per common stock.

	March 31, 2026	March 31, 2025
Preferred stock	283,099,833,120	11,773,688
Public and private warrants	52,155	52,155
Convertible notes payable	19,671,200,000	1,239,417
Vector Warrants	386,847,195	-
Stock options	-	5,264
Total antidilutive shares	303,157,932,470	13,070,524

At March 31, 2026, in addition to the common stock equivalents listed in the table above, the Company has agreed to issue: (i) an aggregate of 21,985 shares of its Class A Common Stock under the terms of outstanding notes payable, which are discussed in Note 9, and (ii) 233,743 shares of its common stock for finder’s fees, which are discussed in Notes 9 and 12.

Note 5 ACQUISITION

Vector Acquisition

On September 9, 2025, the Company entered into a Stock Purchase Agreement with Vector, a Wyoming corporation, (the “Vector SPA”), between the stockholders (each, a “Seller,” or, together, the “Sellers”) owning all of the issued and outstanding shares of Vector (the “Purchased Shares”) and FOXO Acquisition Corporation, a Florida corporation and wholly-owned subsidiary of the Company (“FAC”), (the “Vector Acquisition”). Upon closing on September 19, 2025, the Sellers exchanged the Purchased Shares for (i) $500,000 in cash, (ii) 60,000 shares of the Company’s Series E Cumulative Redeemable Secured Preferred Stock (the “Series E Preferred Stock”) with a stated value of $25.00 per share or a total stated value of $1,500,000 (iii) 386,847,195 three year warrants of the Company’s Class A Common Stock with an exercise price of $0.00517 per share (subject to adjustment) (the “Vector Warrants”), which was equal to the closing price of the Company’s Class A Common Stock on the trading day immediately prior to closing, plus 10%, valued at $769,826 and (iv) up to 80,000 shares of Series E Preferred Stock to be issued to the Sellers on or before 120 days after the two-year anniversary of the closing; provided that, such shares will only be issued in the event that the Qualifying Revenues (as defined) during the 12-month period between the first and second anniversary of the closing are at least $4,000,000; provided, further, that in the event that less than $4,000,000 of Qualifying Revenues are actually collected by Vector on or before 90 days after the second anniversary of the closing, the number of shares of Series E Preferred Stock to be issued to the Sellers will be reduced by an amount equal to one share for each $25.00 of Qualifying Revenues less than $4,000,000 collected by such date; and, provided, further, if a Change of Control (as defined) of the Company occurs prior to the two-year anniversary of the closing, all of the 80,000 shares of Series E Preferred Stock will be issued to the Sellers as of the date of such Change of Control. Pursuant to the SPA, the Sellers have the right, but not obligation, to repurchase the Purchased Shares under certain limited circumstances at fair market value as determined by a third party and subject to a floor. Such circumstances include, but are not limited to: (i) failure of the Company to have received approval for listing or quotation of shares of the Series E Preferred Stock within nine months of the closing, (ii) any material breach of the SPA within the second anniversary of the closing, including the requirement for FOXO or FAC to provide agreed-upon working capital, and (iii) the failure of FOXO to consummate a specified acquisition within 60 days of execution of definitive agreements. The Vector Warrants, which were valued using the Black Scholes valuation model, and the Series E Preferred Stock, which was valued based on stated value, are more fully discussed in Note 13. As of December 31, 2025, the Company has recorded $500,000 of contingent purchase price consideration as goodwill and a long-term liability. The amount was based on the estimated value of additional shares of Series E Preferred Stock (at stated value) that will be owed pursuant to current projections of Qualifying Revenue.

The purchase consideration payable to the Sellers were allocated to the net tangible and intangible assets acquired and liabilities assumed. The Company accounted for the acquisition as a business combination under U.S. GAAP. In accordance with the acquisition method of accounting under ASC Topic 805, “Business Combinations,” (“ASC 805”), the assets acquired and liabilities assumed were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company.

The Company completed a valuation study to determine the fair values of the assets acquired in the Vector acquisition. Based on the study that was prepared by an independent valuation firm, the assets acquired, net of liabilities assumed, were $0.7 million for Vector. The valuation firm used several methods to calculate the fair values of the intangible assets acquired in the Vector acquisition (principally trade names, licenses/permits and customer relationships) including the cost and income approaches and with-and-without, relief from royalty and multiple period excess earnings methods. Furthermore, the valuation firm reviewed and utilized ten-year projections as developed by management and calculated the cost of equity capital using the build-up model and a weighted average cost of capital using comparable, guideline companies. Management believes the book value of acquired fixed assets, other tangible assets and liabilities assumed approximated their fair values. The excess of the purchase price over the aggregate fair values of the tangible and intangible assets acquired and liabilities assumed was treated as goodwill as reflected in the table below.

During the measurement period, the amounts used for the purchase price allocation are subject to adjustments for a period not to exceed one year from the date of acquisition. As a result, the amount of goodwill presented below for the Vector acquisition may be increased or decreased. Included in the purchase price allocation presented below for Vector is $500,000 of the value of up to 80,000 shares of Series E Preferred Stock that may be issued if Qualifying Revenues are reached or if a change of control occurs.

The following table shows the allocation of the purchase price of Vector to the identifiable assets acquired and liabilities assumed as of March 31, 2026:

Vector
Initial purchase price	$2,769,826
Additional purchase consideration	500,000

Total purchase price	$3,269,826

Tangible and intangible assets acquired, and liabilities assumed at fair value:
Cash	$6,415
Accounts receivable, net	78,338
Inventory	8,021
Supplies	-
Prepaid expenses	-
Property and equipment, net	18,187
Intangible assets	715,874
Right-of-use lease assets	8,912
Accounts payable	(102,678)
Accrued expenses	(1,202)
Right-of-use lease liabilities	(7,593)
Note payable	-
Other loans	(63,935)
Noncontrolling interest	-

Assets acquired, net of liabilities assumed	$660,339
Goodwill	$2,609,487

In addition to the goodwill acquired in the Vector acquisition, as of March 31, 2026, the Company recorded additional goodwill of $182,831, which resulted from federal and state deferred tax benefits associated with the Vector acquisition. See Note 7 for an additional discussion of goodwill.

In addition to the purchase prices listed above, the Company incurred acquisition costs consisting of approximately $16,000 in legal fees for Vector. These fees were expensed as incurred.

The following presents the unaudited pro-forma combined results of operations of the Company for the three months ended March 31, 2025 as if the acquisition of Vector occurred on January 1, 2025.

Three Months Ended March 31, 2025
Net revenues	$3,302,307
Net loss attributable to FOXO	$(653,952)
Deemed dividends from preferred stock issuances and triggers of down round provisions and extension of Assumed Warrants	(172,125)
Net loss to common stockholders	(826,077)
Preferred stock dividends – undeclared	(314,909)
Net loss to common stockholders after undeclared preferred stock dividends	$(1,140,986)

Net loss per share of Class A Common Stock, basic and diluted	$(0.76)
Weighted average shares of Class A Common Stock, basic and diluted	1,506,959

The unaudited pro forma results of operations do not include any adjustment as a result of the potential additional purchase price consideration of Vector as discussed above.

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisition of Vector been completed as of January 1, 2025 or to project potential operating results as of any future date or for any future periods.

Note 6 ACCOUNTS RECEIVABLE, NET

Accounts receivable, net at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Accounts receivable, gross	$17,968,354	$16,361,485
Less:
Allowance for contractual obligations	(13,618,944)	(12,986,305)
Allowance for doubtful accounts	(438,987)	(964,964)
Accounts receivable, net	$3,910,423	$2,468,346

Note 7 INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The components of intangible assets, net at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Tradenames	$1,907,612	$1,890,616
Licenses and permits	7,396,848	7,396,848
Customer relationships	434,896	423,423
Behavioral Health APP	100,000	100,000
Gross intangible assets	9,839,356	9,810,887
Less: accumulated amortization	(62,315)	(39,918)
Intangible assets, net	$9,777,041	$9,770,969

The tradenames, licenses and permits and customer relationships intangible assets resulted from the acquisitions of Myrtle, RCHI and Vector. The acquisition of Vector is more fully discussed in Note 5. The tradename associated with Vector of $324,878 is being amortized over 14 years and the tradenames associated with Myrtle and RCHI of $1,582,734 have indefinite lives, the licenses and permits assets have indefinite lives and the customer relationships are being amortized over three to eight years. The Behavioral Health APP, which is under development, is being developed for Myrtle by InnovaQor, Inc. (“InnovaQor”), a related party, as discussed in Note 10, and is not currently expected to be commercialized. The APP being developed is an ongoing communication link between Myrtle and former patients for patient care follow-up and alumni network development.

Not included in the table above is the Epigenetic APP. During the year ended December 31, 2024, the Company recorded an impairment loss for the Epigenetic APP, as the timeline for projected cash flows could no longer support this asset. The Company is in negotiations that, if successful, will lead to the licensing of this technology.

The Company recognized amortization expense on its intangible assets of $22,397 and $3,659 in the three months ended March 31, 2026 and 2025, respectively.

Goodwill

Goodwill was $27.8 million and $27.8 million as of March 31, 2026 and December 31, 2025, respectively. The goodwill resulted from the acquisitions of Myrtle, RCHI and Vector.

Note 8 ACCRUED EXPENSES

At March 31, 2026 and December 31, 2025, accrued expenses consisted of the following:

	March 31,	December 31,
	2026	2025
Accrued payroll and related liabilities	$8,153,390	$7,679,131
Accrued severance	2,174,035	2,174,035
Accrued interest	312,433	296,371
Medicare cost report settlement payables	710,120	690,474
Patient and third-party liabilities	842,337	624,222
Other accrued expenses	594,917	438,150
Accrued expenses	$12,787,232	$11,902,383

Included in the accrued payroll and related liabilities presented in the table above was approximately $7.3 million and $6.6 million at March 31, 2026 and December 31, 2025, respectively, for past due payroll taxes and associated penalties and interest.

In addition to the current portion of the Medicare cost report settlement payables of $710,120 and $690,474 presented in the table above at March 31, 2026 and December 31, 2025, respectively, there were long-term Medicare cost report settlement payables of $1,059,271 and $1,168,264 included on the consolidated balance sheets in total liabilities at March 31, 2026 and December 31, 2025, respectively. The total Medicare cost report settlement payables at March 31, 2026 are due as follows:

Medicare Cost Report Settlement Payables at March 31, 2026
Twelve months ending:
March 31, 2027	$710,120
March 31, 2028	399,890
March 31, 2029	376,357
March 31, 2030	200,242
March 31, 2031	82,782
Thereafter	-
Total	$1,769,391

Related parties’ payables and accrued expenses are presented in Note 10.

Note 9 DEBT

At March 31, 2026 and December 31, 2025, debt consisted of the following:

	March 31, 2026	December 31, 2025

Notes payable – third parties	$3,208,819	$2,151,838
Notes and loans payable – related parties	5,318,822	4,902,392
Other loans	82,236	237,810
Total debt	8,609,877	7,292,040
Less current portion of debt	(8,609,877)	(7,292,040)
Total debt, net of current portion	$-	$-

Notes Payable – Third Parties

At March 31, 2026 and December 31, 2025 notes payable with third parties consisted of the following:

	March 31, 2026	December 31, 2025

Silverback/Western Note Payable	$540,363	$540,363
ClearThink Notes in the aggregate principal amount of $674,463 and $424,462 at March 31, 2026 and December 31, 2025, respectively	674,463	424,462
LGH note payable in the principal amount of $115,168 and $70,168 at March 31, 2026 and December 31, 2025, respectively	115,168	70,168
IG notes payable in the aggregate principal amount of $446,250 and $356,250, at March 31, 2026 and December 31, 2025, respectively	446,250	356,250
1800 Diagonal notes payable in the aggregate principal amount of $69,332 and $238,841, net of unamortized discounts of $18,016 and $59,790 at March 31, 2026 and December 31, 2025, respectively	51,316	179,051
Lucas Ventures notes payable in the aggregate principal amount of $532,125 and $442,125 at March 31, 2026 and December 31, 2025, respectively	532,125	442,125
JSC note payable in the aggregate principal amount of $125,669 at March 31, 2026 and December 31, 2025	125,669	125,669
Vista Capital note payable in the principal amount of $79,531 and $13,750 at March 31, 2026 and December 31, 2025, respectively	79,531	13,750
Promissory notes with institutional lenders in the aggregate principal amount of $719,000, net of unamortized discounts of $75,066, at March 31, 2026	643,934	-
Total third-party notes payable	3,208,819	2,151,838
Less current portion of third-party notes payable	(3,208,819)	(2,151,838)
Total third-party notes payable, net of current portion	$-	$-

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

In February 2025, the Western Note Payable was sold to a new holder, Silverback Capital Corporation (“Silverback”), and it was amended and restated. Per the terms of the amendment and restatement, the principal balance of the note, which included previously accrued interest expense, was $1.1 million, and the maturity date was February 26, 2026. The per the amendment and restatement, the note was non-interest bearing and it was convertible into shares of the Company’s Class A Common Stock at a conversion price equal to 90% of the average VWAP for the five trading days prior to conversion. During the period February 2025 to September 30, 2025, $0.5 million of principal balance of the note was converted into 318,171 shares of the Company’s Class A Common Stock. As of March 31, 2026, Silverback failed to make further payments to Western Healthcare, LLC and the Western Note Payable is in default. It is probable that no further conversions of the principal balance into shares of our Class A common stock will take place.

Notes Payable to ClearThink Capital Partners, LLC

On August 16, 2024, the Company issued ClearThink a promissory note in the principal amount of $39,750, which matured on November 16, 2024 and is currently in default. The note was issued with a $13,250 original issue discount.

On December 31, 2024, the Company issued ClearThink a promissory note in the principal amount of $220,000 and with a $20,000 original issue discount. Per the terms of the December 31, 2024 note, which matured on September 30, 2025, 6,281 inducement shares valued at $36,375 are issuable as of March 31, 2026. As a result of the non-payment of the December 31, 2024 note, the Company recorded default penalties of $64,763 during 2025 and default penalties of $45,000 during the three months ended March 31, 2026. The default penalties include a $500 per day penalty that is accruing. During the year ended December 31, 2025, $166,950 of the principal balance of the December 31, 2024 note was converted into 9,238,692 shares of the Company’s Class A Common Stock leaving a total principal balance owed, including default penalties, of $162,813 and $117,813 on March 31, 2026 and December 31, 2025, respectively.

During the year ended December 31, 2025, the Company issued two additional promissory notes to ClearThink. On January 28, 2025 and March 7, 2025, the Company issued ClearThink promissory notes each in the principal amount of $110,000 and each with a $10,000 original issue discount. Per the terms of the January 28, 2025 note, which matured on October 28, 2025, 3,141 inducement shares of the Company’s Class A Common Stock valued at $15,375 are issuable as of March 31, 2026 and per the terms of the March 7, 2025 note, which matured on December 7, 2025, 5,025 inducement shares valued at $16,000 are issuable as of March 31, 2026. As a result of non-payment of the January 28, 2025 note at maturity, during the three months ended December 31, 2025, the Company accrued default penalties of $62,250 and during the three months ended March 31, 2026, the Company accrued default penalties of $45,000. The default penalties include a $500 per day penalty that is accruing. Including the default penalties, the total principal balance outstanding was $217,250 and $172,250 at March 31, 2026 and December 31, 2025, respectively. As a result of non-payment of the March 7, 2025 note at maturity, during the three months ended December 31, 2025, the Company recorded default penalties of $42,250 and during the three months ended March 31, 2026, the Company recorded default penalties of $45,000. The default penalties include a $500 per day penalty that is accruing. During the three months ended December 31, 2025, $57,600 of the principal balance of the March 7, 2025 note was converted into 320,000,000 shares of the Company’s Class A Common Stock leaving a total principal balance owed, including default penalties, of $139,650 and $94,650 at March 31, 2026 and December 31, 2025, respectively.

As a result of the issuances of the January 28, 2025 and March 7, 2025 notes, the Company incurred $28,000 of finder’s fees payable in shares of the Company’s Class A Common Stock during the three months ended March 31, 2025, which were recorded as debt discounts.

The August 16, 2024 note had an interest rate of 12% per annum, but interest is presently accruing at a 22% per annum rate as a result of the payment default. The December 31, 2024, January 28, 2025 and March 7, 2025 notes each bore a one-time 10% interest charge upon issuance, which was recorded as additional debt discount, and upon an event of default, as that term is defined in the notes, the outstanding balances were increased to 125% of the principal amount outstanding and a penalty of $500 per day shall accrue. Ten percent of all future purchase notices from the Strata Purchase Agreement with ClearThink, which is more fully discussed in Note 12, must be directed toward repayment of the ClearThink notes until they are paid in full. As a result of anti-dilution provisions in the notes, on March 31, 2026, the ClearThink December 31, 2024, January 28, 2025 and March 7, 2025 notes were convertible into shares of the Company’s Class A Common Stock at an assumed conversion price of $0.0001 per share. The August 16, 2024 and March 2, 2026 notes are not convertible.

On March 2, 2026, the Company issued an unsecured promissory note to ClearThink under the terms of a Securities Purchase Agreement. The principal amount of the note is $115,000 and it was issued with an original issue discount of $15,000 and the Company received $100,000 of cash proceeds. The Company issued ClearThink 150,000,000 shares of its Class A Common Stock as inducement shares valued at $15,000, which was recorded as additional debt discount. The note matured on April 1, 2026 and accrues default interest at a one-time rate of 15%. During the three months ended March 31, 2026, the Company amortized $30,000 of debt discount as interest expense on the note. On April 27, 2026, the Company entered into Amendment No. 1 to Promissory Note (the “ClearThink Note Amendment”), which extended the maturity date of the note to May 15, 2026, as more fully discussed in Note 16.

During the three months ended March 31, 2026 and 2025, the Company received net cash proceeds from ClearThink notes of $100,000 and $200,000, respectively, and the Company recorded interest expense of $167,885 and $142,732, respectively, including amortization of debt discounts of $30,000, and $125,361, respectively. Accrued interest on the ClearThink notes was $62,391 and $59,506 at March 31, 2026 and December 31, 2025, respectively.

Securities Purchase Agreement Dated November 15, 2024 with LGH Investments

On November 15, 2024, the Company entered into a Securities Purchase Agreement with LGH pursuant to which the Company issued to LGH a convertible promissory note in the principal amount of $220,000 and received cash proceeds of $200,000 and the Company issued 6,281 shares of its Class A Common Stock as inducement shares to LGH. The value of the 6,281 inducement shares of $83,500 was recorded as additional debt discount. The note was issued with a 10% original issue discount and a one-time 10% interest charge of $22,000 and was due on August 14, 2025. In addition, the Company recorded finder’s fees of $28,000 in connection with the note payable in cash and the Company’s Class A Common Stock as additional debt discount. Since not paid at maturity, the Company recorded default penalties of $79,388 during the year ended December 31, 2025, and default penalties of $45,000 during the three months ended March 31, 2026. The default penalties include a daily penalty of $500 that is accruing. During the year ended December 31, 2025, $229,220 of principal balance of the note was converted into 149,975,377 shares of the Company’s Class A Common Stock leaving a total principal balance owed, including default penalties, of $115,168 and $70,168 at March 31, 2026 and December 31, 2025, respectively. On March 31, 2026, as a result of the anti-dilution provisions, the November 15, 2024 note was convertible into shares of the Company’s Class A Common Stock at an assumed conversion price of $0.0001 per share.

Interest expense on the LGH note, which included amortization of debt discount in the 2025 period, was $45,000 and $41,707 during the three months ended March 31, 2026 and 2025, respectively, and accrued interest was $22,000 at March 31, 2026 and December 31, 2025.

Securities Purchase Agreements Dated December 24, 2024 and March 4, 2025 with IG Holdings, Inc.

On December 24, 2024, the Company entered into a Securities Purchase Agreement with IG pursuant to which the Company issued to IG a second convertible promissory note in the principal amount of $120,000 and received cash proceeds of $100,000 and the Company issued 5,025 shares of its Class A Common Stock as inducement shares to IG. The value of the 5,025 inducement shares of $24,800 was recorded as additional debt discount. The note was issued with a 10% original issue discount and a one-time 10% interest charge of $12,000 and matured on September 23, 2025. The default penalties include a daily penalty of $500 that is accruing. In addition, the Company recorded finder’s fees of $14,000 payable in shares of the Company’s Class A Common Stock as additional debt discount. Since not paid at maturity, the Company recorded default penalties of $82,500 during the year ended December 31, 2025 and default penalties of $45,000 during the three months ended March 31, 2026. The default penalties include a daily penalty of $500 that is accruing. Including default penalties, the principal balance due at March 31, 2026 and December 31, 2025 was $247,500 and $202,500, respectively.

On March 4, 2025, the Company entered into an additional Securities Purchase Agreement with IG pursuant to which the Company issued to IG a third convertible promissory note in the principal amount of $110,000 and received cash proceeds of $100,000. The note, which matured on December 4, 2025, was issued with a $20,000 original issue discount and a one-time 10% interest charge of $11,000. Per the terms of the note, 5,025 shares of the Company’s Class A Common Stock are issuable as inducement shares. The value of the 5,025 inducement shares that are issuable of $15,700 was recorded as additional debt discount. In addition, the Company recorded finder’s fees of $14,000 payable in shares of the Company’s Class A Common Stock as additional debt discount. Since not paid at maturity, the Company recorded default penalties of $43,750 during the year ended December 31, 2025 and default penalties of $45,000 during the three months ended March 31, 2026. The default penalties include a daily penalty of $500 that is accruing. Including default penalties, the principal balance due at March 31, 2026 and December 31, 2025 was $198,750 and $153,750, respectively.

On March 31, 2026, as a result of anti-dilution provisions, the IG notes were convertible into shares of the Company’s Class A Common Stock at an assumed conversion price of $0.0001 per share.

Interest expense on the IG notes, which included amortization of debt discount in the 2025 period, was $90,000 and $28,233 during the three months ended March 31, 2026 and 2025, respectively, and accrued interest was $23,000 at March 31, 2026 and December 31, 2025.

Securities Purchase Agreements Dated May 21, 2025 and August 6, 2025 with 1800 Diagonal Lending LLC

On May 21, 2025, the Company issued to 1800 Diagonal a promissory note in the principal amount of $151,800, with an original issue discount of $19,800, plus a one-time interest amount of $18,216 (12% of the original principal amount of $151,800) that was recorded as additional debt discount. The Company received cash proceeds of $125,000 and it paid legal fees of $7,000. In addition, the Company recorded finder’s fees of $18,480 payable in shares of the Company’s Class A Common Stock as additional debt discount. The note matured on March 30, 2026. Repayment of the 1800 Diagonal note was due in five monthly payments. The first monthly payment was due on November 30, 2025 in the amount of $85,008 and the four subsequent monthly payments due were $21,252 each. The note is convertible into shares of the Company’s Class A Common Stock, but only in the Event of a Default. As of December 31, 2025, the Company had repaid $106,260 of the note and during the three months ended March 31, 2026, the remaining balance of $58,291 was paid-in-full.

On August 6, 2025, the Company issued to 1800 Diagonal a promissory note in the principal amount of $180,550, with an original issue discount of $23,550, plus a one-time interest amount of $21,665 (12% of the original principal amount of $180,550) that was recorded as additional debt discount. The Company received cash proceeds of $157,000 and it paid legal fees of $7,000. In addition, the Company recorded finder’s fees of $21,980 payable in shares of the Company’s Class A Common Stock as additional debt discount. The note matures on June 15, 2026. Repayment of the 1800 Diagonal note is due in five monthly payments. The first monthly payment is due on February 15, 2026 in the amount of $101,107 and the four subsequent monthly payments due are $25,277 each. The note is convertible into shares of the Company’s Class A Common Stock, but only in the Event of a Default. Upon an Event of Default, 150% of all amounts owed will be immediately due and payable and the note bears interest at a rate of 22% per annum upon an Event of Default. If an event of default occurs under a note, the note will be convertible into that number of shares equal to a 25% discount to the lowest closing bid price of the Company’s Class A Common Stock for the 15 days prior to the date of conversion. During the three months ended March 31, 2026, the Company repaid $111,218 of the principal balance of the note, leaving a balance of $51,316, which was net of unamortized debt discount of $18,016.

During the three months ended March 31, 2026 and 2025, the Company recorded interest expense on notes payable with 1800 Diagonal, including the amortization of debt discounts, of $41,774 and $57,556, respectively, and accrued interest was $6,500 and $21,665 at March 31, 2026 and December 31, 2025, respectively.

Securities Purchases Agreements with Lucas Ventures Dated November 18, 2024 and February 14, 2025

On November 18, 2024, the Company entered into a Securities Purchase Agreement with Lucas Ventures LLC, (“Lucas Ventures”) pursuant to which the Company issued to Lucas Ventures a convertible promissory note in the principal amount of $220,000 and received cash proceeds of $200,000 and it agreed to issue 6,281 shares of its Class A Common Stock as inducement shares to Lucas Ventures. The value of the 6,281 inducement shares of $88,750 was recorded as an additional debt discount. The note was issued with a 10% original issue discount and a one-time 10% interest charge of $22,000 and matured on August 18, 2025. In addition, the Company recorded finder’s fees of $28,000 in connection with the note consisting of cash and common stock as additional debt discount. Since not paid at maturity, the Company recorded default penalties of $128,500 during the year ended December 31, 2025 and default penalties of $45,000 during the three months ended March 31, 2026. The default penalties include a daily penalty of $500 that is accruing. Including default penalties, the principal balance due at March 31, 2026 and December 31, 2025 was $393,500 and $348,500, respectively.

On February 14, 2025, the Company entered into a second Securities Purchase Agreement with Lucas Ventures pursuant to which the Company issued to Lucas Ventures a convertible promissory note in the principal amount of $55,000 and received cash proceeds of $50,000 and it issued 2,513 shares of its Class A Common Stock as inducement shares to Lucas Ventures. The note, which matured on November 14, 2025, was issued with a 10% original issue discount and a one-time 10% interest charge of $5,500. The value of the 2,513 inducement shares of $11,750 was recorded as an additional debt discount. In addition, the Company recorded finder’s fees of $7,000 payable in shares of the Company’s Class A Common Stock, as additional debt discount. Since not paid at maturity, the Company recorded default penalties of $38,625 during the year ended December 31, 2025 and default penalties of $45,000 during the three months ended March 31, 2026. The default penalties include a daily penalty of $500 that is accruing. Including default penalties, the principal balance due at March 31, 2026 and December 31, 2025 was $138,625 and $93,625, respectively.

As a result of the anti-dilution provisions, on March 31, 2026, the Lucas Ventures notes were convertible into shares of the Company’s Class A Common Stock at an assumed conversion price of $0.0001 per share.

During the three months ended March 31, 2026 and 2025, the Company recorded interest expense on the Lucas Ventures notes of $90,000 and $48,829, respectively, which included amortization of debt discount in the 2025 period, and accrued interest was $27,500 at March 31, 2026 and December 31, 2025.

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

Pursuant to the Securities Purchase Agreement discussed above, on March 6, 2025, the Company issued JSC a convertible promissory note in the principal amount of $133,650 and received cash proceeds of $121,500 and it issued 3,598 commitment shares of the Company’s Class A Common Stock valued at $12,150. The note was issued with a $12,650 original issue discount and a one-time interest amount of $13,365 (10% of the original principal amount of $133,650), which was recorded as additional debt discount. The Company recorded finder’s fees of $17,010 payable in shares of the Company’s Class A Common Stock as additional debt discount. The note originally matured on March 6, 2026. The Company failed to file a Registration Statement on Form S-1 to register the shares pursuant to the conversion terms of the note within 45 days of the note’s issuance, which constituted an Event of Default. Accordingly, during the year ended December 31, 2025, the Company increased the principal amount of the note by $78,019, which represented 150% of the outstanding principal and interest on the date of the default (the “default penalty”), and it recorded default interest at the rate of 16% per annum for the period June 20, 2025 to December 31, 2025. During the year ended December 31, 2025, $86,000 of principal balance and $4,000 of interest were converted into 53,327,174 shares of the Company’s Class A Common Stock leaving a principal balance of $125,669 at March 31, 2026 and December 31, 2025.

During the three months ended March 31, 2026 and 2025, the Company recorded $3,078 and $35,855 of interest expense on JSC notes, which included default interest discussed above, and amortization of debt discount. At March 31, 2026 and December 31, 2025, accrued interest was $30,789 and $27,711, respectively.

Securities Purchase Agreement with Vista Capital Investment, LLC

On February 27, 2025, the Company entered into a Securities Purchase Agreement with Vista Capital Investment, LLC, (“Vista Capital”) pursuant to which the Company issued to Vista Capital a convertible promissory note in the principal amount of $55,000 and received cash proceeds of $50,000 and it agreed to issue 2,512 shares of its Class A Common Stock as inducement shares to Vista Capital. The note, which matured on November 27, 2025, was issued with a 10% original issue discount and a one-time 10% interest charge of $5,500. If not paid at maturity, the outstanding balance The value of the 2,512 inducement shares of $8,400 was recorded as an additional debt discount. In addition, the Company recorded finder’s fees of $7,700 payable in shares of the Company’s Class A Common Stock as additional debt discount. During the year ended December 31, 2025, the Company made principal payments totaling $41,250 and interest payments of $4,125. Since not paid at maturity, the Company recorded default penalties of $65,781 during the three months ended March 31, 2026. The default penalties include a daily penalty of $500 that is accruing. Including default penalties, the principal balance due at March 31, 2026 and December 31, 2025 was $79,531 and $13,750, respectively.

Promissory Notes Payable with Institutional Investors

On January 28, 2026, the Company issued two unsecured promissory notes payable to institutional lenders, each with: (i) a principal balance of $280,000; (ii) an original issue discount of $15,000; (iii) a maturity date of March 26, 2026; and (iv) a default interest rate of 18% per annum. In addition, the Company reimbursed each lender $15,000 for legal fees and expenses incurred in connection with the notes. On March 30, 2026, in consideration for an increase in the stated principal amount of each note by $32,000, of which $4,000 was applied to legal fees and expenses), the lenders agreed to extend the maturity dates to May 31, 2026. On May 6, 2026, the maturity dates of the notes were extended to September 15, 2026 as more fully discussed in Note 16.

On March 15, 2025, the Company issued two additional unsecured promissory notes payable to the institutional lenders, each with: (i) a principal balance of $47,500; (ii) an original issue discount of $5,000; (iii)a maturity date of May 15, 2026; and (iv) a default interest rate of 18% per annum. In addition, the Company reimbursed each lender $2,500 for legal fees and expenses incurred in connection with the notes. During the three months ended March 31, 2026, the Company incurred a total of $63,934 of interest expense from the amortization of debt discounts in connection with these promissory notes. On May 6, 2026, the maturity dates of the notes were extended to June 15, 2026 as more fully discussed in Note 16.

In addition to the notes discussed above, the Company had additional promissory notes outstanding during portions of the year ended December 31, 2025, including in some cases the three months ended March 31, 2025. These notes were fully repaid or converted into shares of the Company’s Class A Common Stock during 2025. Each of these notes is described in Note 10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. To the extent that these notes were outstanding during any portion of the three months ended March 31, 2025, the interest expense incurred on these notes is included in the interest expense for the three months ended March 31, 2025 as stated in the paragraphs above.

See Note 16 for third-party promissory notes issued after March 31, 2026.

Notes and Loans Payable – Related Parties

At March 31, 2026 and December 31, 2025 notes and loans payable with related parties consisted of the following:

	March 31, 2026	December 31, 2025

Poole Note, dated September 19, 2023	$247,233	$247,233
Additional Poole Note	42,500	42,500
Sponsor loan with Mr. Poole	500,000	500,000
Note payable to RHI for the acquisition of Myrtle	264,565	264,565
Note payable to RHI in connection with the acquisition of Myrtle	1,437,957	1,433,787
New RCHI Note for the acquisition of RCHI	1,000,000	1,000,000
Additional RCHI Note for the acquisition of RCHI	1,119,032	1,068,424
Loans payable to subsidiary of RHI	707,535	345,883
Total related parties’ notes payable	5,318,822	4,902,392
Less current portion of related parties’ notes and loans payable	(5,318,822)	(4,902,392)
Total related parties’ notes and loans payable, net of current portion	$-	$-

Poole Note

On September 19, 2023, the Company obtained a $0.2 million loan from Andrew J. Poole, a former director of the Company (the “Loan”), to be used to pay for directors’ and officers’ insurance through November 2023. The Company issued to Mr. Poole a demand promissory note for $0.2 million evidencing the Loan (the “Poole Note”). The Poole Note does not bear interest. The Poole Note was due on demand, and in the absence of any demand, the Poole Note was due one year from the issuance date and is in default at March 31, 2026.

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

Note Payable to RHI for the Acquisition of Myrtle

Pursuant to the acquisition of Myrtle as more fully discussed in Note 5, the Company issued a non-interest-bearing note payable to RHI in the amount of $0.3 million. The note is due on demand.

Note Payable to RHI In Connection with Myrtle Acquisition

The note payable to RHI dated June 13, 2024, in the original principal amount of $1.6 million represented amounts owed by Myrtle to RHI at the time of the acquisition of Myrtle. The acquisition is more fully discussed in Note 5. The note is non-interest bearing, except if not paid by the maturity date of December 31, 2024, in which case the note bears interest at 18% per annum. In prior years, borrowings and repayments have been made under the note and it may continue to be increased for any subsequent borrowings made by Myrtle from RHI. During the three months ended March 31, 2026, the Company borrowed $5,100 and repaid $930 under the note and in December 2025, the Company issued RHI 8,000 shares of its Series E Preferred Stock with a stated value of $200,000, or $25 per share, as more fully discussed in Note 12, leaving a principal balance of $1.4 million and $1.4 million at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026, the note is in default. No default interest has been accrued on the note as of March 31, 2026.

RCHI Note, New RCHI Note, Additional RCHI Note and Loan Payable for Additional Purchase Price Issued In Connection with the RCHI Acquisition

In connection with the acquisition of RCHI, RCHI issued a promissory note, (“the RCHI Note”) to RHI. On December 5, 2024, $21.0 million of the principal balance of the RCHI Note was exchanged for $21.0 million of stated value of the Company’s Series A Cumulative Convertible Redeemable Preferred Stock (“Series A Preferred Stock”) and RCHI issued to RHI the New RCHI Note in the principal balance of $1.0 million. The New RCHI Note matured on June 5, 2025 and accrued interest on any outstanding principal amount at an interest rate of 8% per annum. After maturity, the default interest rate increased to 20% per annum until the New RCHI Note is paid in full. The New RCHI Note requires principal repayments equal to 10% of the free cash flow (net cash from operations less capital expenditures) from RCHI. Payments will be one month in arrears. The New RCHI Note is required to be reduced by payment of 25% of any net proceeds from equity capital raised by the Company. The New RCHI Note is secured by the assets of RCHI and SCCH and guaranteed by the Company and SCCH under the Guaranty Agreement and Security Agreement, respectively.

During the three months ended March 31, 2026 and 2025, the Company recorded a total of $50,000 and $50,000, respectively, of interest expense on the New RCHI Note. As of March 31, 2026, the Company owes RHI a total of $1.1 million of accrued interest on the RCHI Note and the New RCHI Note. As of March 31, 2026, the New RCHI Note remains in default.

On June 30, 2025, the Company issued the Additional RCHI Note in the initial principal amount of $5.8 million as additional consideration payable for the acquisition of RCHI and in the last half of 2025 and the three months ended March 31, 2025, additional considerable payable for the acquisition of RCHI totaling $281,548 was added to the principal amount of the Additional RCHI Note. On August 18, 2025, RHI exchanged $5.0 million of the principal balance of the Additional RCHI Note for 5,000 shares of the Company’s Series A Preferred Stock, leaving a principal balance of the Additional Note of $1.1 million at March 31, 2026 and December 31, 2025. The terms of the Series A Preferred Stock are more fully discussed in Note 12. The Additional RCHI Note does not bear interest and has a maturity date of June 30, 2026. The terms of the RCHI acquisition and the resulting additional consideration payable is more fully discussed in Note 5 to the Company’s Annual Report on 10-K for the year ended December 31, 2025.

Loans from Subsidiary of RHI

During the year ended December 31, 2025, the Company had three loans outstanding from a subsidiary of RHI with original principal balances aggregating to $1.0 million and the Company received net cash proceeds of $0.7 million, resulting in original issue discounts totaling $0.3 million. During 2025, the Company repaid $0.6 million of the loans and it recorded amortization of the original issue discounts during the last half of 2025 of $0.2 million as interest expense.

During the three months ended March 31, 2026, the Company entered into three additional loans with a subsidiary of RHI with original principal balances totaling $1.8 million and the Company received net proceeds of $1.1 million, resulting in original issue discounts of $0.7 million. During the three months ended March 31, 2026, the Company repaid $1.1 million of the loans, which included payment in full of the $0.3 million balance outstanding at December 31, 2025, and payment of $0.8 million of the loans entered into during the three months ended March 31, 2026. At March 31, 2026, two of the loans entered into during the three months ended March 31, 2026 remained outstanding with total amounts due aggregating to $0.7 million, which was net of unamortized discounts of $0.4 million. During the three months ended March 31, 2026, the Company record $0.6 million of original issued discounts as interest expense on these loans.

Other Loans

At March 31, 2026 and December 31, 2025, the Company had outstanding $82,236 and $237,810 of other loans, respectively. During the year ended December 31, 2025, the Company entered into a loan under an accounts receivable sales agreement in the amount of $0.4 million. The Company received cash of $0.3 million as the loan was issued with a $0.1 million discount. The Company repaid approximately $148,344 and $0.2 million of the loan during the three months ended March 31, 2026 and year ended December 31, 2025, respectively, leaving a balance of $53,413 and $201,757 at March 31, 2026 and December 31, 2025, respectively.

Also outstanding at March 31, 2026 and December 31, 2025, was a loan assumed in the acquisition of Vector consisting of a credit line with a balance of $28,823 and $36,053 at March 31, 2026 and December 31, 2025, respectively. The credit line is being repaid monthly.

Note 10 RELATED PARTY TRANSACTIONS

At March 31, 2026 and December 31, 2025, related parties’ payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2026	2025
Accounts payable to Andrew Poole	$217,425	$217,425
Accounts payable to InnovaQor	184,370	143,890
Accounts payable to RHI	69,126	33,670
Rent payable to a subsidiary of RHI	317,568	281,568
Accrued interest on related parties’ notes payable (Note 9)	1,147,222	1,097,222
Payables owed to Directors	227,354	225,000
Related parties’ payables and accrued expenses	$2,150,415	$1,998,775

In addition to the transactions discussed in Notes 9, 11, 12, and 16, the Company had the following related party activity during the three months ended March 31, 2026 and 2025:

Health Information Technology Provided By InnovaQor

RCHI and SCCH contracted with InnovaQor to provide ongoing information technology-related services totaling approximately $0.1 million and $0.1 million, respectively, during the three months ended March 31, 2026 and 2025, and they owed InnovaQor $0.2 million and $0.1 million at March 31, 2026 and December 31, 2025, respectively. RHI holds preferred stock in InnovaQor and Mr. Lagan is the controlling shareholder of InnovaQor.

Software Development Agreement with InnovaQor

In July 2025, Myrtle entered into an agreement with InnovaQor to develop a behavioral health patient engagement mobile application with a cost of $0.1 million, which is currently under construction as reflected in Note 7.

Rent and Utilities Owed to RHI and A Subsidiary of RHI Under Facility Leases

As of March 31, 2026 and December 31, 2025, SCCH and Myrtle owed $0.3 million and $0.3 million, respectively, to a subsidiary of RHI for rent under facility leases that are more fully discussed in Note 11.

During the three months ended March 31, 2026 and 2025, the Company incurred $56,456 and $58,680, respectively, for rent and utilities associated with its corporate offices and RHI was owed $69,126 and $33,670 for the rent and utilities at March 31, 2026 and December 31, 2025, respectively. The Company shares office facilities with RHI and the rent stems from a lease between RHI and a third party.

Note 11 RIGHT-OF-USE LEASE ASSETS AND OBLIGATIONS

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

Other Lease

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

The following table presents the Company’s lease-related assets and obligations at March 31, 2026 and December 31, 2025:

	Balance Sheet Classification	March 31, 2026	December 31, 2025

Assets:

Operating leases	Right-of-use assets	$3,422,734	$3,548,623

Liabilities:
Current:
Operating leases	Right-of-use lease obligations	$534,660	$499,351
Noncurrent:
Operating leases	Right-of-use lease obligations, noncurrent	3,027,977	3,174,549

Total right-of-use lease obligations		$3,562,637	$3,673,900

Weighted average remaining term of operating leases, including option periods expected to renew		4.25 years	4.50 years

Discount rate		22.0%	22.0%

The following table presents certain information related to lease expense for the right-of-use operating leases for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025

Right-of-use operating leases amortization (1)	$125,889	$102,934
Right-of-use operating leases interest expense (1)	$199,868	$-
Right-of-use operating leases interest expense (2)	$-	$220,486

(1)	Expense is included in selling, general and administrative expenses in the consolidated statement of operations.

(2)	Expense is included in interest expense in the consolidated statements of operations.

The following table presents supplemental cash flow information for the three months ended March 31, 2026 and 2025:

	2026	2025
Operating cash flows for right-of-use operating leases	$274,066	$368,555

Aggregate future minimum lease payments under right-of-use operating leases are as follows:

Right-of-Use Operating Leases
Twelve months ending:
March 31, 2027	$1,270,699
March 31, 2028	1,305,528
March 31, 2029	1,343,556
March 31, 2030	1,383,865
March 31, 2031	231,854
Thereafter	-
Total	5,535,502

Less interest	(1,972,865)
Present value of minimum lease payments	3,562,637

Less current portion of right-of-use lease obligations	(534,660)
Right-of-use lease obligations, net of current portion	$3,027,977

Note 12 STOCKHOLDERS’ EQUITY

Authorized Capital

At March 31, 2026, the Company’s authorized shares of all capital stock, par value $0.0001 per share, of 10,010,000,000 shares consisted of (i) 10,000,000 shares of preferred stock and (ii) 10,000,000,000 shares of Class A Common Stock. Pursuant to the authorization and approval previously provided by its stockholders, the Company filed a Certificate of Amendment to its Certificate of Incorporation, as amended, with the Secretary of State of Delaware to increase its authorized shares of Class A Common Stock from 2,500,000,000 shares to 10,000,000,000 shares, which filing became effective on January 18, 2026.

Subsequent to March 31, 2026, the number of authorized shares of the Company’s capital stock increased to 25,020,000,000 shares consisting of 20,000,000 shares of preferred stock and 25,000,000,000 shares of its Class A Common Stock, as more fully discussed in Note 16.

As a result of voting rights in the Series A Preferred Stock, ownership of Series A Preferred Stock by RHI and irrevocable proxies entered into on February 3, 2025 and May 8, 2025, between RHI and holders of the Company’s Series A Preferred Stock, RHI has the ability to increase the number of authorized shares of the Company’s Class A Common Stock in its sole and absolute discretion. As of the March 20, 2026 record date established in connection with the March 2026 authorized share increase, RHI held approximately 97.59% of the Company’s voting rights directly or through proxy. Therefore, the Company is confident that, through RHI (Mr. Lagan is the CEO of both the Company and RHI), it has the ability to ensure that it has and/or can obtain sufficient authorized shares of its Class A Common Stock to cover all potentially dilutive common shares outstanding.

Preferred Stock

As of March 31, 2026, the Company was authorized to issue up to 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors, which amount was subsequently increased to 20,000,000 shares, as discussed above and in Note 16. As of March 31, 2026, the Company had outstanding shares of preferred stock consisting of 19,233 shares of its Series A Preferred Stock, 3,245 shares of its Series B Preferred Stock, 304 shares of its Series C Cumulative Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”), 4,312 shares of its Series D Cumulative Convertible Redeemable Preferred Stock (“Series D Preferred Stock”) and 68,000 shares of its Series E Preferred Stock. The Company’s outstanding shares of preferred stock do not contain mandatory redemption or other features that would require them to be presented on the balance sheet outside of equity and, therefore, they qualify for equity accounting treatment.

Series A Preferred Stock

On March 31, 2026 and December 31, 2025, the Company had outstanding 19,233 and 19,342 shares of its Series A Preferred Stock, respectively. During the three months ended March 31, 2026 and 2025, the Company issued 1,087,000,000 shares and 73,374 shares of its Class A Common Stock, respectively, pursuant to conversions of 109 shares and 308 shares of the Company’s Series A Preferred Stock, respectively. No shares of Series A Preferred Stock were issued during the three months ended March 31, 2026 and 2025.

During the three months ended March 31, 2026 and 2025, the Company recorded $0.2 million and $0.1 million, respectively, of undeclared dividends on its Series A Preferred Stock and the total accumulated undeclared dividends were $1.0 million as of March 31, 2026. The total stated value and accumulated undeclared dividends of the Series A Preferred Stock at March 31, 2026, of $20.2 million, were convertible into approximately 202.4 billion shares of the Company’s Class A Common Stock at an assumed conversion price of $0.0001 per share. The terms of the Series A Preferred Stock, as amended, are as follows:

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

Series B Preferred Stock

On September 20, 2022, the Company issued to certain investors 15% Senior Promissory Notes (the “Senior PIK Notes”) in an aggregate principal amount of $3.5 million, each with a maturity date of April 1, 2024 (the “Maturity Date”). The Company failed to make the payments when due, which constituted an event of default under the Senior PIK Notes. On October 18, 2024, the Company entered into Amendment No. 1 to the Senior PIK Notes (the “PIK Notes Amendment No. 1”). Under the PIK Notes Amendment No.1, on January 22, 2025, the Senior PIK Notes (not including accrued and unpaid Interest (as defined in the Senior PIK Notes) which was waived as part of the automatic exchange) were automatically exchanged into a number of shares of Series B Preferred Stock equal to the Original Principal Amount (as defined in the Senior PIK Notes) divided by the Stated Value ($1,000) of Series B Preferred Stock, or 3,457.5 shares of Series B Preferred Stock Upon the automatic exchange, all Senior PIK Notes (including all accrued and unpaid interest) (which total value was $5.4 million on the date of the exchange) were exchanged into Series B Preferred Stock, cancelled and satisfied in full. As a result of the automatic exchange, during the three months ended March 31, 2025, the Company recorded a gain from extinguishment of Senior PIK Notes of $1.9 million, which represented the accrued and unpaid interest, which was waived per the terms of the automatic exchange. The Company recorded a finder’s fee of $175,000 in connection with the automatic exchange. Finder’s fee agreements are more fully discussed below.

During 2025, four holders of Series B Preferred Stock exchanged a total of 212.5 shares of their Series B Preferred Stock for 318.75 shares of Series C Preferred Stock, as more fully discussed below, leaving a balance of 3,245.0 shares of Series B Preferred Stock outstanding on March 31, 2026 and December 31, 2025.

During the three months ended March 31, 2026 and 2025, the Company recorded $40,563 and $31,988, respectively, of undeclared dividends on its Series B Preferred Stock. The total stated value and the accumulated undeclared dividends of the Series B Preferred Stock at March 31, 2026, of $3.4 million, were convertible into approximately 34.4 billion shares of the Company’s Class A Common Stock at an assumed conversion price of $0.0001 per share.

Series B Preferred Stock Designation

On November 27, 2024, the Company authorized up to 7,500 shares of its Series B Preferred Stock. Each share of Series B Preferred Stock shall have a par value of $0.0001 per share and a stated value equal to $1,000 per share. Terms of the Series B Preferred Stock as amended during 2025, include: (i) dividends at 5% per annum, (ii) voting rights, which include voting as one class with the common stockholders, (iii) conversion into shares of the Company’s Class A Common Stock at the higher of $0.0001 per share or 90% of the average VWAP for the five trading days prior to the date of the conversion notice and (iv) no conversions prior to the first anniversary of the original issue date, among other terms.

Series C Preferred Stock

During the three months ended March 31, 2025, the Company issued 60 shares of its Series C Preferred Stock to an investor for net cash proceeds of $44,825. Per the terms of this issuance and an issuance to an investor of 120 shares of the Company’s Series C Preferred Stock for cash in the fourth quarter of 2024, these investors, who were also holder’s of Series B Preferred Stock could exchange their Series B Preferred Stock for shares of Series C Preferred Stock at a premium. The two investors elected to make the exchange during the three months ended March 31, 2025 and, as a result, the Company exchanged 150 shares of its Series B Preferred Stock for 225 shares of its Series C Preferred Stock. The Company recorded deemed dividends of $75,000 for the issuances, which represented the difference between the $225,000 stated value of the Series C Preferred Stock issued and the $150,000 stated value of the Series B Preferred Stock exchanged. During the remainder of 2025, the Company issued to an investor 75 shares of its Series C Preferred Stock for gross proceeds of $$62,500 and, as a result, the Company exchanged an additional 62.5 shares of its Series B Preferred Stock for 93.75 shares of its Series C Preferred Stock resulting in a total of 573.75 shares of Series C Preferred Stock issued. During the remainder of 2025, 270 shares of Series C Preferred Stock were converted into 2,535,879 shares of the Company’s Class a Common Stock leaving 303.75 shares of Series C Preferred Stock outstanding as of December 31, 2025 and March 31, 2026.

During the three months ended March 31, 2026 and 2025, the Company recorded $3,797 and $3,526, respectively, of undeclared dividends on its Series C Preferred Stock and the total accumulated undeclared dividends were $14,344 as of March 31, 2026. The total stated value and the accumulated undeclared dividends of the Series C Preferred Stock at March 31, 2026, of $0.3 million, were convertible into approximately 3.2 billion shares of the Company’s Class A Common Stock at an assumed conversion price of $0.0001 per share.

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

Series D Preferred Stock

During December 2024, the Company issued 4,312 shares of its Series D Preferred Stock with a stated value of $1,000 per share of which 3,000 shares were issued pursuant to the termination of a license agreement and 1,312 shares were issued under the terms of a shares for services agreement. The total stated value of the Series D Preferred Stock at March 31, 2026, of $4.3 million, were convertible into approximately 43.1 billion shares of the Company’s Class A Common Stock at an assumed conversion price of $0.0001 per share.

Series D Preferred Stock Designation

On December 6, 2024, the Company authorized up to 10,000 shares of its Series D Preferred Stock. Each share of Series D Preferred Stock shall have a par value of $0.0001 per share and a stated value equal to $1,000 per share. Terms of the Series D Preferred Stock, as amended during 2025, include: (i) no dividends, (ii) no voting rights, except as in regards to any changes related to the Series D Preferred Stock, and (iii) conversion into shares of the Company’s Class A Common Stock at the higher of $0.0001 per share or 90% of the average VWAP for the five trading days prior to the date of the conversion notice, among other terms.

Series E Preferred Stock

On September 19, 2025, the Company issued 60,000 shares of its Series E Preferred Stock with a stated value of $25 per share, or $1.5 million in total, to the Sellers for the acquisition of Vector, which is more fully discussed in Note 5. In addition, on February 6, 2026, the Company entered into a Series E Preferred Stock Exchange Agreement effective December 31, 2025 with RHI. Pursuant to the exchange and in full satisfaction and extinguishment of $200,000 in aggregate of previously advanced amounts made by RHI during the period from December 4, 2025 to December 10, 2025 under the terms of the note payable to RHI in connection with the acquisition of Myrtle, as more fully discussed in Note 9, the Company issued to RHI 8,000 shares of it Series E Preferred Stock with a stated value of $200,000. Accordingly, at March 31, 2026 and December 31, 2025, the Company had outstanding 68,000 shares of its Series E Preferred Stock with a total stated value of $1.7 million.

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

Class A Common Stock

As of March 31, 2026 and December 31, 2025, there were 3,732,660,151 and 2,495,660,151 shares of the Company’s Class A Common Stock issued and outstanding, respectively.

Shares Issued Pursuant to Series A Conversions

During the three months ended March 31, 2026 and 2025, the Company issued 1,087,000,000 shares and 73,374 shares of its Class A Common Stock, respectively, pursuant to conversions of 109 shares and 308 shares of the Company’s Series A Preferred Stock, respectively.

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

No shares of the Company’s Class A Common Stock were issued under the terms of the Strata Purchase Agreement, as amended and restated, during the three months ended March 31, 2026 and the year ended December 31, 2025.

Common Stock Issued/Issuable in Connection with Notes Payable

During the three months ended March 31, 2026, 150,000,000 shares of the Company’s Class A Common Stock were issued as an inducement for a $115,000 promissory note payable and the Company had outstanding obligations to issue an additional 21,985 shares of its common stock as inducements and commitment shares under the terms of promissory notes payable. During the three months ended March 31, 2025, the Company issued 217,302 shares of its Class A Common Stock for conversions and exchanges of $828,474 of promissory notes payable and related accrued interest. In addition, during the three months ended March 31, 2025, the Company issued 30,752 shares of its Class A Common Stock as inducements and commitment shares under the terms of various promissory notes and it agreed to issue an additional 26,085 shares of its common stock as inducements and commitment shares under the terms of promissory notes. The value of the shares issued and issuable under the terms of and conversions and exchanges of promissory notes are more fully discussed in Note 9.

Common Stock Issued to Smithline Family Trust II

During the three months ended March 31, 2025, the Company issued 165,077 shares of its Class A Common Stock under the terms of a legal settlement, as amended, between the Company and Smithline Family Trust II (“Smithline”).

Common Stock Issued to J.H. Darbie & Co., Inc.

During the three months ended March 31, 2025, the Company issued 11,484 shares of its common stock J.H. Darbie & Co., Inc. (“J.H. Darbie”) for finder’s fees in connection with notes payable.

During the three months ended March 31, 2025, the Company issued 38,389 shares of its Class A Common Stock to J.H. Darbie for advisory services and private placement engagement as follows:

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

On November 7, 2024, FOXO and J.H. Darbie entered into an amendment to the Engagement pursuant to which the compensation for the services to be rendered by J.H. Darbie was revised to a cash fee equal to $175,000 for advising, 10% of gross proceeds raised from the sale of the securities to customers of J.H. Darbie, and common stock equal to 5% of the cash fee. The common stock issued will have piggyback rights and be priced at the closing price the date the offering closes. Again, on November 22, 2024, FOXO and J.H. Darbie entered into an amendment to the Engagement pursuant to which the scope of the engagement was revised to an exchange of debt from existing lenders of FOXO to equity. Therefore, during the three months ended March 31, 2025, the Company accrued a cash fee of $175,000 in connection with the issuance of its Series B Preferred Stock in exchange for the Senior PIK Notes as more fully discussed above.

Warrants

Public Warrants and Private Placement Warrants

As of March 31, 2026 and December 31, 2025, the Company had outstanding 50,566 Public Warrants and 1,589 Private Placement Warrants each with an exercise price of $2,289 per share and each expiring on September 15, 2027 or earlier upon redemption or liquidation. The fair values of the Public Warrants and the Private Warrants at March 31, 2026 and December 31, 2025 was nil, as more fully discussed in Note 3. These warrants are more fully described in Note 13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Assumed Warrants

Effective September 15, 2022, the Company consummated a business combination. At the closing of the business combination, the Company assumed warrants, referred to as the Assumed Warrants. The Assumed Warrants included down round provisions that should the Company issue common stock or common stock equivalents, excluding certain exempt issuances, for consideration of less than the then current exercise price per share, then the exercise price of the Assumed Warrants shall be lowered to the new consideration amount on a per share basis with a simultaneous and corresponding increase in the number of warrants. On February 23, 2024, 30,095 Assumed Warrants expired by their terms and on February 24, 2024, Assumed Warrants exercisable into 70,802 shares of the Company’s Common Stock were extended until February 23, 2025. As a result of triggers of the down-round provisions during 2024 and the exchange of 15,704 of the warrants under an exchange agreement with Smithline, 237,513 Assumed Warrants were outstanding with an exercise price of $4.36 per share at December 31, 2024. In February 2025, conversions of the Company’s Series A Preferred Stock into the Company’s Class A Common Stock resulted in two additional triggers of the down-round provisions. The incremental value of the modifications to the Assumed Warrants because of the triggers of the down-round provisions during February 2025 resulted in deemed dividends of $0.1 million in the three months ended March 31, 2025 and an increase in the number of Assumed Warrants outstanding. The incremental values were measured using the Black Scholes valuation model with the following assumptions: risk free rates ranging from 4.24% to 4.25%, volatility ranging from 3.47% to 67.32%, terms of 1 to 18 days and expected dividend yield of $0. On February 23, 2025, the remaining 264,898 Assumed Warrants with an exercise price of $3.855 per share expired per their terms.

Vector Warrants

In connection with the Vector Acquisition, which is more fully discussed in Note 5, on September 19, 2025, the Company issued 386,847,195 Vector Warrants exercisable into shares of the Company’s Class A Common Stock at an exercise price of $0.00517 per share (subject to adjustment) valued at $769,826. The Vector Warrants were immediately exercisable, subject to a beneficial ownership limitation of 9.99%, and expire on September 19, 2028. The value of the Vector Warrants was determined using the Black Scholes valuation model with the following assumptions: risk free rate of 3.56%, volatility of 56.48%, term of 3 years and expected dividend yield of $0.

Note 13 BUSINESS SEGMENTS

The Company manages and classifies its business into three reportable business segments: (i) Healthcare, (ii) Life Science Services and (iii) Labs.

●	Healthcare - The Company’s Healthcare segment includes the operations of Myrtle and RCHI’s hospital, BSF. Myrtle offers behavioral health services, primarily substance use disorder treatments and services that are provided on either an inpatient, residential basis or an outpatient basis. BSF has 25 inpatient beds, and a 24/7 emergency department and provides ancillary services, including laboratory, radiology, respiratory and pharmacy services. BSF is designated as a Critical Access Hospital (rural) hospital.

●	Life Science Services – The Company’s Life Science Services segment began with the acquisition of Vector on September 19, 2025. Vector is an information, data and biospecimen sourcing provider serving the biotechnology, clinical research and pharmaceutical research industries.

●	Labs - The Company’s Labs segment is commercializing proprietary epigenetic biomarker technology. The Company’s innovative biomarker technology enables the adoption of new saliva-based health and wellness biomarker solutions. The Company’s research demonstrates that epigenetic biomarkers, collected from saliva, provide measures of individual health and wellness for the factors used in life insurance underwriting traditionally obtained through blood and urine specimens.

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

Assets by segment as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025

Healthcare	$41,824,419	$40,869,803
Life Science Services	3,830,873	3,648,500
Labs	19,034	15,854
Corporate and other	111,808	43,716
Total assets	$45,786,134	$44,577,873

Summarized below is information about the Company’s operations for the three months ended March 31, 2026 and 2025 by business segment:

	Net Revenues		Earnings (Losses)
	2026	2025	2026	2025
Healthcare	$4,798,551	$3,161,431	$296,914	$(844,598)
Life Science Services	361,250	-	142,416	-
Labs	4,386	8,489	(32,370)	(23,005)
	5,164,187	3,161,431	406,960	(867,603)
Loss on legal settlement	-	-	(18,250)	-
Gain from extinguishment of Senior PIK Notes	-	-	-	1,863,834
Corporate and other	3,849	-	(867,680)	(722,897)
Interest expense	-	-	(973,003)	(889,792)
Total	$5,168,036	$3,169,920	$(1,451,973)	$(616,458)

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

On November 20, 2024, the Company received a letter from counsel for Mr. Jon Sabes, the former Chief Executive Officer and director, demanding payment of certain compensation and benefits. Regardless that the Company has now determined that termination of Mr. Sabes’ employment on November 14, 2022 was for cause and that no obligation to Mr. Sabes remains, the Company has, because of this demand, continued to accrue certain liabilities of severance pay and stock-based compensation in its financial records until the matter has been resolved in full. The Company does not believe the demand received on November 20, 2024 has any merit and will vigorously dispute any claim for payment. The Company and Mr. Sabes have entered into discussions to explore a resolution to this matter in a manner that would create opportunity for all parties.

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

The Company is also party to various other legal proceedings for liabilities, for legacy debts of the Company, and could become a party to claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. The Company may in the future be subject to additional legal proceedings and disputes.

Note 15 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The supplemental cash flow information for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025
Cash interest paid	$24,501	$-
Cash income taxes paid	$-	$-
Non-cash investing and financing activities:
Purchase of RCHI	$-	$5,132,928
Payable to RHI for additional purchase price of RCHI	$50,608	$5,132,928
Series B Preferred Stock issued in exchange for note payable, net of finder’s fees	$-	$3,282,500
Deemed dividends from issuances of preferred stock and triggers of down round provisions and extension of Assumed Warrants	$-	$172,125
Preferred stock dividends – undeclared	$284,772	$314,909
Class A Common Stock issued for legal settlement	$-	$570,663
Class A Common Stock issued for conversions and exchanges of notes payable	$-	$828,474
Class A Common Stock issued/issuable under the terms of notes payable	$15,000	$106,475
Common stock issuable to finder for finder’s fees	$-	$141,190

Note 16 SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Increase in Authorized Shares of Preferred Stock and Class A Common Stock

On March 20, 2026, the Company’s Board of Directors approved an increase to the Company’s authorized shares to 25,020,000,000 shares, consisting of: (i) 20,000,000 shares of Preferred Stock, par value $0.0001 per share, and 25,000,000,000 shares of Class A Common Stock, par value $0.0001 per share. On March 26, 2026, Rennova Health, Inc. (which is controlled by the Company’s CEO), as a shareholder representing a majority of the voting control of the Company and holding approximately 97.59% of the Company’s voting rights as of the March 20, 2026 record date, approved such matter via written consent. After the required notice to shareholders, the Company filed a Certificate of Amendment to its Certificate of Incorporation and the increase in authorized shares became effective on May 3, 2026.

FINRA Denial of Proposed Reverse Stock Split

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

The Company disagreed with the Department’s determination and, on March 12, 2026, filed a Notice of Appeal that was denied on April 30, 2026 by a subcommittee of FINRA’s Uniform Practice Code Committee. On May 12, 2026, the Company entered into exchange agreements with the two institutional investors whose Series A Preferred Stock holdings were referenced in the Department’s determination, pursuant to which such investors exchanged their shares of Series A Preferred Stock for senior unsecured non-convertible promissory notes as more fully described below under “Series A Preferred Stock Restructuring with Institutional Investors.” The Company plans to submit a new Company-Related Notification to FINRA’s Department of Market Operations in connection with a new, proposed reverse stock split.

Loans from Subsidiary of RHI

On April 15, 2026, the Company and a subsidiary of RHI entered into a loan in the principal amount of $202,365 and the Company received net cash proceeds of $126,900, resulting in an original issue discount of $75,465. Repayment of the loan is due in weekly payments of $8,464.

Extension of March 2, 2026 Promissory Note With ClearThink

On April 27, 2026, the Company entered into the ClearThink Note Amendment, which extended the maturity date of the March 2, 2026 promissory note with ClearThink from April 1, 2026 to May 15, 2026. The note is more fully discussed in Note 9. As compensation for the extension of the maturity date: (i) $12,000 was added to the principal amount outstanding on the note, resulting in a principal balance of $127,000; (ii) 150,000,000 shares of the Company’s Class A Common Stock common stock were issued by the Company to the holder; and (iii) the default interest rate was adjusted to an annual rate of 18%, which shall be applied back to the original investment date.

May 6, 2026 Extensions of January 28, 2026 and March 15, 2026 Promissory Notes Payable with Institutional Lenders

On January 28, 2026, the Company issued two unsecured promissory notes payable to institutional lenders as more fully discussed in Note 9. On May 6, 2026, the final maturity date of each note was extended from May 31, 2026 to September 15, 2026. As consideration for each extension, the principal balance of each note was increased from $308,000 on the date of the extension to $336,000 with $150,000 per note due on June 15, 2026 and the balance of each note due on September 15, 2026. In connection with the extension, the Company also agreed that 50% of the gross proceeds of any equity, debt or equity-linked financing completed prior to final payment will be applied to repay these notes (and, thereafter, the March 15, 2025 notes and the May 6, 2026 notes) in a specified order of priority.

On May 6, 2026, the Company issued two unsecured promissory notes payable to institutional lenders, each with: (i) a principal balance of $240,000; (ii) an original issue discount of $40,000; (iii) a maturity date of December 15, 2026; and (iv) a default interest rate of 18% per annum. In addition, $14,000 of the principal balance of each note was for legal fees and expenses incurred in connection with the notes and is required to be repaid to the lenders on or before September 15, 2026. The notes are unsecured obligations of the Company; provided, however, that the Company has agreed not to incur any other indebtedness that would be senior in preference to these notes while they remain outstanding.

May 6, 2026 Promissory Notes Payable with Institutional Lenders

On May 6, 2026, the Company issued two unsecured promissory notes payable to institutional lenders, each with: (i) a principal balance of $240,000; (ii) an original issue discount of $40,000; (iii) a maturity date of December 15, 2026; and (iv) a default interest rate of 18% per annum. In addition, $14,000 of the principal balance of each note was for legal fees and expenses incurred in connection with the notes and is required to be repaid to the lenders on or before September 15, 2026.

Conversions of Series A Preferred Stock

During the period April 1, 2026 to May 8, 2026, the Company issued 379,000,000 shares of its Class A Common Stock upon conversions of 37.9 shares of its Series A Preferred Stock held by institutional investors with a total stated value of $37,900.

On March 15, 2025, the Company issued two additional unsecured promissory notes payable to the institutional lenders as more fully discussed in Note 9. On May 6, 2026, the maturity date of each note was extended from May 15, 2026 to June 15, 2026. As consideration for each extension, the principal balance of each note was increased from $47,500 to $50,000, with the full balance of $50,000 per note due and payable in full on or before June 15, 2026.

Series A Preferred Stock Restructuring with Institutional Investors

On May 12, 2026, two institutional investors (the “Holders”) owning approximately 5,307 and 2,468 shares of the Company’s Series A Preferred Stock, with aggregate stated values of approximately $5,307,097 and $2,467,988, respectively, exchanged their shares for new senior unsecured non-convertible promissory notes (the “Senior Notes”) with principal amounts equal to the stated values of the exchanged preferred shares, or approximately $5,307,097 and $2,467,988, respectively, for a combined aggregate principal amount of approximately $7,775,085. The Senior Notes are non-convertible into equity by the Holders or the Company. Payments of the principal amounts of the Senior Notes are due on the earlier of May 12, 2027 or the occurrence of an event of default as defined in the Senior Notes. Repayments of the Senior Notes are also due upon completion of a public offering or up-listing to a recognized stock exchange. The Senior Notes do not bear interest except in the event of a default in which case they bear default interest at the rate of 18% per annum or such lower maximum amount of interest permitted to be charged under applicable law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “FOXO,” “us,” “our” or “we” refer to FOXO Technologies Inc. and its consolidated subsidiaries. The following discussion and analysis summarize the significant factors affecting the consolidated operating results, financial condition, liquidity, capital resources and cash flows of our Company as of and for the periods presented below. You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future.

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

Overview

As of March 31, 2026, FOXO owns and operates four principal subsidiaries.

Myrtle Recovery Centers, Inc., (“Myrtle”) a 30-bed behavioral health facility in East Tennessee. Myrtle provides inpatient services for detox and residential treatment and outpatient services for medication assisted treatment (“MAT”) and OBOT Programs.

Rennova Community Health, Inc., (“RCHI”) owns and operates Scott County Community Hospital, Inc. (“SCCH”) (d/b/a Big South Fork Medical Center (“BSF”)), a critical access-designated (“CAH”) hospital in East Tennessee.

Vector BioSource Inc. (“Vector”) is an information, data and biospecimen sourcing provider serving the biotechnology, clinical research and pharmaceutical research industries.

FOXO Labs, Inc. is a biotechnology company dedicated to improving human health and life span through the development of cutting-edge technology and product solutions for various industries.

Our Business Segments

We manage and classify our business into three reportable business segments: (i) Healthcare, (ii) Life Science Services and (iii) Labs.

●	Healthcare - The Company’s healthcare segment includes Myrtle and RCHI’s hospital SCCH, doing business as BSF. Myrtle offers behavioral health services, primarily substance use disorder treatments and services that are provided on either an inpatient, residential basis or an outpatient basis. BSF has 25 inpatient beds, and a 24/7 emergency department and provides ancillary services, including laboratory, radiology, respiratory and pharmacy services. BSF is designated as a Critical Access Hospital (rural) hospital.

●	Life Science Services – The Company’s Life Science Services segment began with the acquisition of Vector on September 19, 2025. Vector is an information, data and biospecimen sourcing provider serving the biotechnology, clinical research and pharmaceutical research industries.

●	Labs - The Company’s Labs segment is commercializing proprietary epigenetic biomarker technology. The Company’s innovative biomarker technology enables the adoption of new saliva-based health and wellness biomarker solutions. The Company’s research demonstrates that epigenetic biomarkers, collected from saliva, provide measures of individual health and wellness for the factors used in life insurance underwriting traditionally obtained through blood and urine specimens.

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

The Company disagreed with the Department’s determination and, on March 12, 2026, filed a Notice of Appeal. On April 30, 2026, a subcommittee of FINRA’s Uniform Practice Code Committee (the “UPCC Subcommittee”) issued its final determination affirming the Department’s denial.

As a result of the UPCC Subcommittee’s final determination, the Company is currently unable to complete the proposed reverse stock split unless it resolves the underlying basis for the denial. The inability to complete the reverse stock split may limit the Company’s ability to access capital, including under its existing $5.0 million equity line of credit under the Strata Purchase Agreement, which could materially adversely affect the Company’s liquidity and its ability to execute its business plan. The Company is currently evaluating its options with respect to the UPCC Subcommittee’s determination, but there can be no assurance that the Company will otherwise be able to complete a reverse stock split.

On May 12, 2026, the Company entered into exchange agreements with the two institutional investors whose Series A Preferred Stock holdings were referenced in the Department’s determination, pursuant to which such investors exchanged their shares of Series A Preferred Stock for senior unsecured non-convertible promissory notes, as more fully described in Note 16 to the accompanying unaudited condensed consolidated financial statements. The Company plans to submit a new Company-Related Notification to FINRA’s Department of Market Operations in connection with a new, proposed reverse stock split.

Acquisition of Vector Under Stock Purchase Agreement

On September 9, 2025, the Company entered into the Stock Purchase Agreement with Vector, (the “Vector SPA”), between the stockholders (each, a “Seller,” or, together, the “Sellers”) owning all of the issued and outstanding equity securities of Vector (the “Purchased Shares”) and FOXO Acquisition Corporation, a Florida corporation and wholly-owned subsidiary of the Company (“FAC”), (the “Vector Acquisition”). Pursuant to the SPA, upon closing on September 19, 2025, the Sellers exchanged the Purchased Shares for (i) $500,000 in cash, (ii) 60,000 shares of the Company’s Series E Cumulative Redeemable Secured Preferred Stock (the “Series E Preferred Stock”) with a stated value of $25.00 per share, or a total stated value of $1,500,000, (iii) 386,847,195 three year warrants to purchase shares of the Company’s Class A Common Stock with an exercise price of $0.00517 per share (the “Vector Warrants”), which was equal to the closing price of the Company’s Class A Common Stock on the trading day immediately prior to closing, plus 10%, (subject to adjustment) valued at $769,826 and (iv) up to 80,000 shares of Series E Preferred Stock to be issued to the Sellers on or before 120 days after the two-year anniversary of the closing; provided that, such shares will only be issued in the event that the Qualifying Revenue (as defined in the Vector SPA) of the Business (as defined in the Vector SPA) during the 12-month period between the first and second anniversary of the closing are at least $4,000,000; provided, further, that in the event that less than $4,000,000 of Qualifying Revenues are actually collected by Vector on or before 90 days after the second anniversary of the closing, the number of shares of Series E Preferred Stock to be issued to the Sellers will be reduced by an amount equal to one share for each $25.00 of Qualifying Revenues less than $4,000,000 collected by such date; and, provided, further, if a Change of Control (as defined in the Vector SPA) of the Company occurs prior to the two-year anniversary of the closing, all of the up to 80,000 shares of Series E Preferred Stock will be issued to the Sellers as of the date of such Change of Control. Pursuant to the Vector SPA, the Sellers have the right, but not obligation, to repurchase the Purchased Shares under certain limited circumstances at fair market value as determined by a third party and subject to a floor. As of March 31, 2026, the Company has recorded $500,000 of additional contingent purchase price consideration, which amount was based on the estimated value of additional shares of Series E Preferred Stock that will be owed pursuant to current projections of Qualifying Revenue.

Vector is an information, data and biospecimen sourcing provider serving the biotechnology, clinical research and pharmaceutical research industries.

Current Business Strategy

Myrtle Recovery Centers, Inc.

We acquired Myrtle on June 14, 2024 under the terms of a stock exchange agreement with RHI. Myrtle was formed in the second quarter of 2022 to pursue opportunities in the behavioral health sector, including substance abuse treatment, initially in rural markets. Services are provided on either an inpatient, residential basis or an outpatient basis.

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

Rennova Community Health, Inc.

We acquired RCHI on September 10, 2024 under the terms of a stock exchange agreement with RHI. RCHI’s wholly-owned subsidiary, SCCH, is an east Tennessee based Critical Access Designated (CAH) 25-bed hospital licensed by the state of Tennessee, offering quality healthcare services for Oneida and the surrounding areas. SCCH is doing business as BSF. BSF consists of a 52,000-square foot hospital building and 6,300-square foot professional building on approximately 4.3 acres. BSF has 25 inpatient beds, and 24/7 emergency department and provides ancillary services, including laboratory, radiology, respiratory and pharmacy services. The hospital became operational on August 8, 2017 and it became designated as a Critical Access Hospital (rural) hospital in December 2021, retroactive to June 30, 2021. The hospital first opened in late 1955 and was known as Scott County Community Hospital. The hospital has been operated by RCHI since August 2017.

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

Results of Operations

Three Months Ended March 31, 2026 and 2025

	Three Months Ended
	March 31,		Change in	Change in
	2026	2025	$	%
Net revenues	$5,168,036	$3,169,920	$1,998,116	63.03%
Operating expenses:
Direct costs of revenues	2,534,213	1,903,936	630,277	33.10%
Research and development	35,550	30,000	5,550	18.50%
Management contingent share plan expense	-	18,878	(18,878)	-100.00%
Selling, general and administrative expenses	2,875,124	2,764,086	111,038	4.02%
Total operating expenses	5,444,887	4,716,900	727,987	15.43%
Loss from operations	(276,851)	(1,546,980)	1,270,129	-82.10%
Change in fair value of warrant liabilities	-	31,594	(31,594)	-100.00%
Gain from extinguishment of debt	-	1,863,834	(1,863,834)	-100.00%
Loss from legal settlement	(18,250)	-	(18,250)	0.00%
Interest expense	(973,135)	(889,792)	(83,343)	9.37%
Other non-operating expenses, net	(186,950)	(79,464)	(107,486)	135.26%
Provision for income taxes	-	-	-	0.00%
Net loss, including noncontrolling interest	(1,455,186)	(620,808)	(834,378)	134.40%
Noncontrolling interest	3,213	4,350	(1,137)	-26.14%
Net loss attributable to FOXO	(1,451,973)	(616,458)	(835,515)	135.53%
Preferred stock dividends and deemed dividends	-	(172,125)	172,125	-100.00%
Net loss to common stockholders	$(1,451,973)	$(788,583)	$(663,390)	84.12%

Net Revenues. Net revenues were $5.2 million for the three months ended March 31, 2026, compared to $3.2 million for the three months ended March 31, 2025, an increase of $2.0 million. Myrtle contributed approximately $0.1 million of the increase, RCHI contributed approximately $1.5 million of the increase and Vector, acquired on September 19, 2025, contributed approximately $0.4 million of the increase. We attribute the increase in RCHI’s net revenues primarily to increased swing-bed patient services. A “swing-bed” is a change in reimbursement status, as the billing status “swings” from billing for acute care services to billing for post-acute skilled nursing services, despite the fact that the patient stays in the same physical location.

Direct Costs of Revenues. Direct costs of revenues were $2.5 million for the three months ended March 31, 2026, compared to $1.9 million of direct costs of revenues for the three months ended March 31, 2025. We attribute the increase to Vector’s direct costs of revenues of $0.2 million. Vector was acquired on September 19, 2025. In addition, Myrtle’s direct costs of revenues increased by $0.1 million and RCHI’s increased by $0.3 million. As a percentage of net revenues, direct costs of revenues were 49% and 60% for the three months ended March 31, 2026 and 2025, respectively.

Research and Development. Research and development expenses remained constant at $35,550 and $30,000 for the three months ended March 31, 2026 and 2025, respectively.

Management Contingent Share Plan. Management Contingent Share Plan expense for the three months ended March 31, 2025 represents expense for 168 unvested shares that were previously granted under the Management Contingent Share Plan. No unvested shares were outstanding during the three months ended March 31, 2026.

Selling, General and Administrative. Selling, general and administrative expenses were $2.9 million for the three months ended March 31, 2026, compared to $2.8 million for the three months ended March 31, 2025. We attribute the increase primarily to Vector’s selling, general and administrative expenses of $0.2 million and an increase in Corporate’s selling, general and administrative expenses of $0.1 million, partially offset by a decrease in our Healthcare segment’s selling, general and administrative expenses of $0.2 million.

Change in Fair Value of Warrant Liabilities. The fair value of warrant liabilities increased by $0 and $31,594 in the three months ended March 31, 2026 and 2025, respectively. Changes in the fair values result from changes in the quoted prices of the Public Warrants on the OTC Pink Marketplace.

Gain from Extinguishment of Debt. During the three months ended March 31, 2025, we exchanged $5.4 million of Senior PIK Notes, which included $1.9 million of accrued interest, for $3.5 million of stated value of our Series B Preferred Stock resulting in a gain of $1.9 million.

Loss from Legal Settlement. We incurred an expense of $18,250 in the three months ended March 31, 2026, related to a legal proceeding.

Interest Expense. Interest expense was $1.0 million for the three months ended March 31, 2026 compared to $0.9 million for the three months ended March 31, 2025. The increase was due to the increase in loans and notes payable during the three months ending March 31, 2026 compared to the 2025 period and $0.4 million of default penalties and interest that was incurred in the three months ended March 31, 2026. Partially offsetting the increase in the three months ended March 31, 2026 was a reduction of interest expense on the Senior PIK Notes that were exchanged for the Company’s Series B Preferred Stock in January 2025 and interest on the right-of-use operating lease obligations that is included in selling, general and administrative expenses in the 2026 period.

Other Non-Operating Expenses, Net. Other non-operating expenses, net were $0.2 million for the three months ended March 31, 2026, compared to other non-operating expenses, net of $0.1 million for the three months ended March 31, 2025. The non-operating expenses, net in the three months ended March 31, 2026 resulted primarily from $0.2 million of penalties and interest for nonpayment of payroll taxes and $50,608 of additional purchase price consideration for RCHI, partially offset by $69,811 of hospital cafeteria income. The other non-operating expenses, net in the three months ended March 31, 2025 resulted primarily from $0.2 million of penalties and interest for nonpayment of payroll taxes, partially offset by $0.1 million of hospital cafeteria income.

Net Loss Attributable to FOXO. Net loss attributable to FOXO was $1.5 million for the three months ended March 31, 2026 compared to a net loss attributable to FOXO of $0.6 million for the three months ended March 31, 2025. The loss from operations was $0.3 million and $1.5 million for the three months ended March 31, 2026 and 2025, respectively, or a decrease in the loss of $1.2 million due primarily to the improvement in the operating results of our Healthcare segment. The $0.9 million increase in the net loss attributable to FOXO in the three months ended March 31, 2026 compared to the 2025 period was primarily due to the $1.9 million gain from extinguishment of Senior PIK Notes in the three months ended March 31, 2025. Excluding the one-time gain, the net loss attributable to FOXO improved by approximately $1.0 million in the 2026 period. We did not incur deemed dividends in the three months ended March 31, 2026. We recorded deemed dividends in the three months ended March 31, 2025 of $0.2 million from the issuances of preferred stock and the triggers of the down-round provisions of the Assumed Warrants. Including these deemed dividends, the net loss to common stockholders was $1.5 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively.

Analysis of Segment Results:

The following is an analysis of our results by reportable segment for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The primary earnings/loss measure used for assessing reportable segment performance is segment income/loss defined as earnings/loss before interest, income taxes, and depreciation and amortization not associated with a specific segment. Segment income/loss by reportable segment also excludes corporate and other costs, including management, IT, and overhead costs.

Healthcare

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Change in $	Change in %
Net revenues	$4,798,551	$3,161,431	$1,637,120	52%
Operating expenses	(4,504,850)	(4,010,379)	(494,471)	12%
Noncontrolling interest	3,213	4,350	(1,137)	-26%
Segment Income (Loss)	$296,914	$(844,598)	$(1,141,512)	-135%

Net Revenues. Net revenues were $4.8 million and $3.1 million for the year three months ended March 31, 2026 and 2025, respectively, an increase of $1.6 million. Net revenues of the three month ended March 31, 2026 of $4.8 million include Myrtle’s net revenues of $0.6 million and RCHI’s net revenues of $4.2 million. Net revenues for the three months ended March 31, 2025 of $3.2 million include Myrtle’s net revenues $0.5 million and RCHI’s net revenues of $2.7 million. We attribute the increase in RCHI’s net revenues primarily to increased swing-bed patient services. A “swing-bed” is a change in reimbursement status, as the billing status “swings” from billing for acute care services to billing for post-acute skilled nursing services, despite the fact that the patient stays in the same physical location.

Segment Income (Loss). Segment income was $0.3 million for the three months ended March 31, 2026, compared to segment loss of $0.8 million for the three months ended March 31, 2025. We attributable the improvement in the segment income primarily to the increase in net revenues.

Life Science Services

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Change in $	Change in %
Net revenues	$361,250	$-	$361,250	NM
Operating expenses	(218,834)	-	(218,834)	NM
Segment Income	$142,416	$-	$142,416	NM

NM = Not meaningful

Net Revenues. Net revenues were $0.4 million for the three months ended March 31, 2026 and represent net revenues from Vector, which was acquired on September 19, 2025.

Segment Income. Segment income was $0.1 million for the three months ended March 31, 2026 and represents the income from Vector.

Labs

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Change in $	Change in %
Net revenues	$4,386	$8,489	$(4,103)	-48%
Operating expenses	(36,756)	(31,494)	(5,262)	17%
Segment Loss	$(32,370)	$(23,005)	$(9,365)	41%

Net revenues. Net revenues were $4,386 and $8,489 for the three months ended March 31, 2026 and 2025, respectively. Net revenues consist primarily of royalty income.

Segment Loss. Segment loss increased to $32,370 for the three months ended March 31, 2026 compared to a loss of $23,005 for the three months ended March 31, 2025.

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

	For the Three Months Ended March 31,
	2026	2025
Net loss attributable to FOXO	$(1,451,973)	$(616,458)
Add: Depreciation and amortization	171,094	143,044
Add: Interest expense, excluding interest for right-of-use obligations	973,135	669,306
Add: Equity-based compensation	-	27,716
Add: (Gain) from extinguishment of debt	-	(1,863,834)
Add: Loss from legal settlement	18,250	-
Add: Change in fair value of warrant liability	-	(31,594)
Add: Amortization of consulting fees paid in stock	-	96,904
Add: Interest expense for right-of-use obligations	199,868	220,486
Subtotal	(89,626)	(1,354,430)
Add: Right-of-use operating lease expense (proforma for Vector for 2025)	(310,065)	(301,065)
Add: Pro Forma 2025 adjusted EBITDA for Vector	-	(14,134)
Adjusted EBITDA	$(399,691)	$(1,669,629)

Liquidity and Capital Resources

Sources of Liquidity and Capital

We had cash and cash equivalents of $65,896 and $207,453 as of March 31, 2026 and December 31,2025, respectively. We have incurred net losses since our inception. For the three months ended March 31, 2026 and 2025, we incurred net losses attributable to FOXO of $1.5 million and $0.6 million, respectively. As of March 31, 2026, we had a working capital deficit of $27.1 million. Cash used in operations was $0.6 million and $1.3 million for the three months ended March 31, 2026 and 2025, respectively. We expect to incur additional losses in future periods. Our current revenue and operating cash flow is not adequate to fund our operations for the next twelve months and requires us to fund our business through other sources until the time we achieve adequate scale. Securing additional capital is necessary to execute our business strategy.

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

Third Party Promissory Notes Payable

During the three months ended March 31, 2026, we entered into five third-party promissory notes with principal balances totaling $0.8 million and we issued 150 million shares of our Class A Common Stock valued at $15,000 as an inducement to the issuance of one of these promissory notes with a principal balance of $115,000. In addition, the Company had outstanding obligations to issue an additional 21,985 shares of its Class A Common Stock as inducements and commitment shares under the terms of promissory notes issued in prior periods.

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

In February 2025, the Western Note Payable (the “Western Note”), which we assumed when we acquired SCCH, was sold to a new third party holder, Silverback Capital Corporation (“Silverback”), and it was amended and restated. Per the terms of the amendment and restatement, the principal balance of the note, which included previously accrued interest expense, totaled $1.1 million, the maturity date was February 26, 2026 and the note was convertible into shares of the Company’s Class A Common Stock at a conversion price equal to 90% of the average VWAP for the five trading days prior to conversion. During the year ended December 31, 2025, Silverback converted $0.5 million of the principal balance of the Western Note into 318,171 shares of our Class A Common Stock. The Western Note is currently in default as Silverback failed to make further payments to Western Healthcare, LLC and it is probable that no further conversions of the principal balance into shares of our Class A Common Stock will take place.

In January 2025, we exchanged all outstanding Senior PIK Notes (including all accrued and unpaid interest) (which total value was $5.4 million on the date of the exchange) into 3.457.5 shares of our Series B Preferred Stock with a total stated value of $3.5 million. As a result of the exchange, during the three months ended March31, 2025, the Company recorded a gain from extinguishment of the Senior PIK Notes of $1.9 million,

As of March 31, 2026, the total principal balance of third-party promissory notes payable was $3.2 million, which was net of $0.1 million of debt discounts. In addition, $0.2 million of accrued interest was owed on these notes.

At March 31, 2026, $2.5 million of the outstanding principal balance and associated one-time accrued interest of third-party promissory notes (excluding the Western Note, which was purchased by a third party that failed to make further payments to Western Healthcare LLC and it is probable that no further conversions of the principal balance into shares of our Class A Common Stock will take place) were convertible into 19.7 billion shares of our Class A Common Stock per the conversion terms of the notes. One other promissory note outstanding at March 31, 2026, was convertible but only in the event of an event of default as that term is defined in the applicable agreement. Each of these notes is more fully discussed in the Note 9 to the accompanying unaudited condensed consolidated financial statements.

Related Party Promissory Notes and Loans Payable

On September 10, 2024, we issued a note payable that had a maturity date of September 10, 2026 to RHI in the principal amount of $22.0 million for the purchase of RCHI. During December, 2024, we exchanged $21.0 million of the promissory note owed to RHI for 21,000 shares of our Series A Preferred Stock with a stated value of $1,000 per share and we issued to RHI a new promissory note in the principal amount of $1.0 million due on June 5, 2025. At March 31, 2026, the note is in default and the Company is in discussions with RHI about extending the maturity date of the note which extension we expect to receive. During the year ended December 31, 2025, we issued an additional note payable to RHI in the principal amount of $6.1 million for additional purchase price consideration for the purchase of RCHI, of which $5.0 million was exchanged for 5,000 shares of our Series A Preferred Stock with a stated value of $1,000 per share on August 18, 2025 leaving an additional note due to RHI at December 31, 2025 of $1.1 million. During the three months ended March 31, 2026, we increased the additional note payable to RHI by $50,608 for additional purchase price consideration for the purchase of RCHI.

In addition, to the notes and loan discussed in the paragraph above, we have outstanding at March 31, 2026: (i) a note payable to RHI in the amount of $264,565 for the purchase of Myrtle; (ii) a note payable to RHI in the original amount of $1.6 million, which was the amount owed by Myrtle to RHI on the date that we acquired Myrtle, which balance was $1.4 million at March 31, 2026; (iii) a loans payable to RHI in the amount of $0.7 million for working capital purposes; and (iv) we have outstanding at March 31, 2026, three additional promissory notes payable to related parties totaling $0.8 million. The total amount of notes and loans payable owed to RHI and its subsidiaries from the Company and its subsidiaries at March 31, 2026 was $4.5 million. Each of these notes is more fully discussed in the Note 9 to the accompanying unaudited condensed consolidated financial statements.

Other Loans

At March 31, 2026, we had outstanding $82,236 of other loans consisting of a loan assumed in the acquisition of Vector with a balance of $28,823 and a loan that was issued under an accounts receivable sales agreement with a balance of $53,413.

Preferred Stock

As of March 31, 2026, we had outstanding shares of preferred stock consisting of: (i) 19,233 shares of our Series A Preferred Stock that were issued for the purchase of RCHI and for cash investment; (ii) 3,245 shares of our Series B Preferred Stock that were issued in exchange for the Senior PIK Notes; (iii) 304 shares of our Series C Preferred Stock, a portion of which were issued for cash and a portion of which were issued in exchange of our Series B Preferred Stock; (iv) 4,312 shares of our Series D Preferred Stock that were issued for settlement of legal fees and accrued expenses; and (v) 68,000 shares of our Series E Preferred Stock, 60,000 of which were issued for the acquisition of Vector and 8,000 of which were issued to RHI for payment of $0.2 million of a note payable. All our outstanding shares of preferred stock have a stated value of $1,000 per share except for our Series E Preferred Stock, which has a stated value of $25 per share.

No shares of our preferred stock were issued during the three months ended March 31, 2026. We issued 60 shares of our Series C Preferred Stock for net cash of $44,825 during the three months ended March 31, 2025. During the three months ended March 31, 2026 and 2025, 109 shares and 308 shares, respectively, of our Series A Preferred Stock were converted into 1,087,000,000 shares and 73,374 shares, respectively, of our Class A Common Stock.

Going Concern

Our primary uses of cash are to fund our operations as we continue to grow our business, including Vector that we acquired on September 19, 2025, as well as to service our debt. Capital expenditures have historically not been material to our consolidated operations, and we do not anticipate making material capital expenditures over the next 12 months unless we secure additional capital to expand the current operations. We expect that our liquidity requirements will continue to consist of working capital, including payments of outstanding debt and accrued liabilities and general corporate expenses associated with the growth of our business. Based on the size of our current operations, we do not have sufficient capital to fund our corporate overhead for at least 12 months from the date hereof. We expect to address our liquidity needs through the pursuit of additional funding through a combination of equity or debt financing and additional strategic acquisitions that we expect will contribute to positive cash flow to enable us to fund our operations. Completing such acquisitions requires significant additional capital that has not yet been secured.

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

Based on our current operating plan, our cash position as of March 31, 2026, and after taking into account the actions described above, we do not expect to be able to fund our operations through the twelve months ended March 31, 2027 without the need for additional financing or other increases in our cash and cash equivalents balances to enable us to fund our future operations.

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

The following table presents our capital resources as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,	Change Increase
	2026	2025	(Decrease)

Cash	$65,896	$207,453	$241,557
Working capital (deficit)	(27,074,932)	(25,546,280)	1,528,652
Total debt, net of discounts of $93,081 and $119,122, respectively	8,609,877	7,292,040	1,317,837
Total stockholders’ equity	9,636,114	11,076,300	(1,440,186)

The following table summarizes our cash flow data for the three months ended March 31, 2026 and 2025:

	Cash Provided by/ (Used in)
Three Months Ended March 31,	2026	2025
Operating Activities	$(577,898)	$(1,337,591)
Investing Activities	$(3,995)	$-
Financing Activities	$440,336	$1,286,230

Operating Activities

Our net cash used in operating activities in the three months ended March 31, 2026 was $0.6 million compared to $1.3 million, or $0.7 million less than was used in the in the 2025 period. While the net loss, including noncontrolling interest, was $1.5 million in the three months ended March 31, 2026 compared to $0.6 million in the three months ended March 31, 2025, excluding the $1.9 million noncash gain from extinguishment of the Senior PIK Notes in the three months ended March 31, 2025, the net loss was $2.5 million or $1.0 million more than the comparable 2026 period resulting in less cash used in operations in the three months ended March 31, 2026.

Investing Activities

Investing activities used $3,995 and $0 in the three months ended March 31, 2026 and 2025, respectively. The cash used in investing activities for the three months ended March 31, 2026 resulted from purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for three months ended March 31, 2026 was $0.4 million compared to $1.3 million for the three months ended March 31, 2025. Net cash provided by financing activities for the three months ended March 31, 2026, included $0.7 million from the issuances of third party notes payable and $1.2 million of borrowings from related party loans and note payable, partially offset by $1.1 million of payments of related party loans and note payable, $0.2 million of payments of third party notes payable and $0.2 of payments on other loans. Net cash provided by financing activities for the three months ended March 31, 2025, included $1.0 million and $0.3 million from the issuances of third party notes payable and borrowings under a related party note payable, respectively, $0.3 million from other loans and $44,825 from the issuance of shares of preferred stock, partially offset by $0.2 million of payments on other loans and $46,322 of payments of a note payable.

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

IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

Goodwill is required to be tested annually or whenever events have occurred that suggest that goodwill may be impaired. Goodwill is tested at the reporting unit level. The Company has three reporting units: Myrtle, SCCH and Vector. Step 0 in the goodwill impairment test model is to perform a qualitative analysis. This step is not required but can be applied to determine if it is more likely than not that an impairment has occurred. Step 1 is to perform a quantitative analysis to determine a reporting unit’s fair value and to compare the fair value to the reporting unit’s carrying value. If the carrying value exceeds the unit’s fair value, a goodwill impairment is recorded to adjust the unit’s carrying value to fair value.

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

Healthcare

The Company’s healthcare segment consists of the operations of Myrtle and of RCHI.

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

RCHI’s revenues relate to contracts with patients of BSF in which its performance obligations are to provide health care services to the patients. Revenues are recorded during the period its obligations to provide health care services are satisfied. Its performance obligations for inpatient services are generally satisfied over periods averaging approximately three days, and revenues are recognized based on charges incurred. Its performance obligations for outpatient services, including emergency room-related services, are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, Medicaid, managed care health plans and commercial insurance companies) and the transaction prices for the services provided are dependent upon the terms provided by Medicare and Medicaid or negotiated with managed care health plans and commercial insurance companies. The payment arrangements with third-party payers for the services it provides to the related patients typically specify payments at amounts less than our standard charges. Medicare, because of BSF’s designation as a critical access care hospital, generally pays for inpatient and outpatient services at rates related to the hospital’s costs. Services provided to patients having Medicaid coverage are generally paid at prospectively determined rates per discharge, per identified service or per covered member. Agreements with commercial insurance carriers, managed care and preferred provider organizations generally provide for payments based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates.

Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). As of March 31, 2026 and December 31, 2025, $1.8 million and $1.9 million, respectively, of Medicare cost report settlement liabilities were recorded.

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

The collection of outstanding receivables is the healthcare segment’s primary source of operating cash and is critical to its operating performance. The primary collection risks relate to patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and copayments) remain outstanding. Implicit price concessions relate primarily to amounts due directly from patients. Accounts are written off when all reasonable internal and external collection efforts have been carried out. The estimates for implicit price concessions are based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions and other collection indicators.

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

Labs

The Company has recorded minor revenues from its Labs segment during the three months ended March 31, 2026 and 2025. Labs currently recognizes revenue from collecting a royalty from Illumina, Inc. related to the sales of the Infinium Mouse Methylation Array. The Company applies judgment in determining the customer’s ability and intention to pay based on a variety of factors including the customer’s historical payment experience.

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

During the three months ended March 31, 2026 and 2025, estimated contractual allowances and implicit price concessions of $19.4 million and $17.5 million, respectively, have been recorded as reductions to revenues and accounts receivable balances to enable the Company to record its revenues and accounts receivable at the estimated amounts it expects to collect. As required by Topic 606, after deducting estimated contractual allowances and implicit price concessions from the healthcare segment’s revenues for the three months ended March 31, 2026 and 2025, the Company recorded healthcare net revenues of $4.8 million and $3.2 million, respectively. The Company continues to review the provisions for contractual allowances and implicit price concessions.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-04, Debt with Conversions and Other Options (Subtopic 470-20), Induced Conversions of Convertible Debt Instruments. The amendments in this ASU clarify when the settlement of a debt instrument should be accounted for as an induced conversion. Under this ASU, (a) to be accounted for as an induced conversion, an inducement offer is required to preserve the form and amount of consideration issuable upon conversion in accordance with the terms of the instrument (rather than only the equity securities issuable upon conversion), (b) whether a settlement of convertible debt is an induced conversion should be assessed as of the date the inducement offer is accepted by the holder, and (c) issuers that have exchanged or modified a convertible debt instrument within the preceding 12 months (that did not result in extinguishment accounting) should use the terms that existed 12 months before the inducement offer was accepted when determining whether induced conversion accounting should be applied. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The amendments in this ASU permit an entity to apply the new guidance on either a prospective or a retrospective basis. The adoption of this ASU did not have an impact on the Company’s financial statements for the three months ended March 31, 2026 and 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

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

In our Annual Report on Form 10-K for the year ended December 31, 2025, we identified material weaknesses in our internal control over financial reporting. Specifically, the Company did not maintain effective: (i) entry-level controls, including controls over risk assessment and monitoring to identify and address risks of material misstatement in the consolidated financial statements and related disclosures; (ii) effective controls over the financial reporting process; and (iii) controls over complex and non-routine transactions. As of March 31, 2026, we concluded that these material weaknesses continued to exist.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2026.

Notwithstanding such material weaknesses, management believes that the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods and dates presented.

Changes in Internal Control over Financial Reporting

In our Annual Report on Form 10-K for the year ended December 31, 2025, we identified material weaknesses in our internal control over financial reporting. Specifically, the Company did not maintain effective: (i) entry-level controls, including controls over risk assessment and monitoring to identify and address risks of material misstatement in the consolidated financial statements and related disclosures; (ii) effective controls over the financial reporting process; and (iii) controls over complex and non-routine transactions. As of March 31, 2026, we concluded that these material weaknesses continued to exist.

On March 18, 2026, Sylwia Nowak Hauman resigned from her position as Chief Financial Officer (Principal Financial and Accounting Officer) of the Company. Ms. Hauman’s resignation letter cited concerns regarding the Company’s internal control environment, financial reporting processes, and the resourcing of the finance and accounting team. The Company respectfully disagrees with the characterizations in Ms. Hauman’s resignation letter and believes the Company’s internal controls, reporting processes and staffing are adequate and have been significantly improved under current management. On March 24, 2026, the Company appointed Celene Laurene Rattray Grant (age 44) as Chief Financial Officer (Principal Financial and Accounting Officer).

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

On November 20, 2024, the Company received a letter from counsel for Mr. Jon Sabes, the former Chief Executive Officer and director, demanding payment of certain compensation and benefits. Regardless that the Company has now determined that termination of Mr. Sabes’ employment on November 14, 2022 was for cause and that no obligation to Mr. Sabes remains, the Company has, because of this demand, continued to accrue certain liabilities of severance pay and stock-based compensation in its financial records until the matter has been resolved in full. The Company does not believe the demand received on November 20, 2024 has any merit and will vigorously dispute any claim for payment. The Company and Mr. Sabes have entered into discussions to explore a resolution to this matter in a manner that would create opportunity for all parties.

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

The Company is also party to various other legal proceedings for liabilities, for legacy debts of the Company, and could become a party to claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. The Company may in the future be subject to additional legal proceedings and disputes.

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on April 15, 2026 (the “2025 Annual Report”). You should carefully consider the risk factors set forth in the 2025 Annual Report, as well as the following material changes to our risk factors since the filing of the 2025 Annual Report:

FINRA has denied our application to process a proposed reverse stock split, and the exhaustion of our FINRA-level appeal has created a material impediment to our ability to raise capital.

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

The Company disagreed with the Department’s determination and, on March 12, 2026, filed a Notice of Appeal. On April 30, 2026, a subcommittee of FINRA’s Uniform Practice Code Committee (the “UPCC Subcommittee”) issued its final determination affirming the Department’s denial.

As a result of the UPCC Subcommittee’s final determination, the Company is currently unable to complete the proposed reverse stock split unless it resolves the underlying basis for the denial. The inability to complete the reverse stock split may limit the Company’s ability to access capital, including under its existing $5.0 million equity line of credit under the Strata Purchase Agreement, which could materially adversely affect the Company’s liquidity and its ability to execute its business plan. The Company is currently evaluating its options with respect to the UPCC Subcommittee’s determination, but there can be no assurance that the Company will be able to resolve the underlying basis for the denial or otherwise complete a reverse stock split. On May 12, 2026, the Company entered into exchange agreements with the institutional investors whose Series A Preferred Stock holdings were referenced in the Department’s determination, pursuant to which such investors exchanged their shares of Series A Preferred Stock for senior unsecured non-convertible promissory notes, as more fully described in Note 16 to the accompanying unaudited condensed consolidated financial statements. The Company plans to submit a new Company-Related Notification to FINRA’s Department of Market Operations in connection with a new, proposed reverse stock split.

Our former Chief Financial Officer resigned during the first quarter citing concerns about our internal control environment, which may increase investor and regulatory scrutiny of our financial reporting.

On March 18, 2026, Sylwia Nowak Hauman resigned as our Chief Financial Officer. Ms. Hauman’s resignation letter cited concerns regarding the Company’s internal control environment, financial reporting processes, and the resourcing of the finance and accounting team. The Company respectfully disagrees with the characterizations in Ms. Hauman’s resignation letter and believes the Company’s internal controls, reporting processes and staffing are adequate and have been significantly improved under current management. On March 24, 2026, the Company appointed Celene Laurene Rattray Grant (age 44) as Chief Financial Officer. Notwithstanding Ms. Grant’s appointment, the concerns cited by the prior CFO may subject us to increased scrutiny by investors, regulators, or our auditors and could affect confidence in our financial reporting. The continued existence of material weaknesses in our internal controls, as disclosed in our 2025 Annual Report and as of March 31, 2026, means that our financial statements may contain material misstatements that are not detected on a timely basis.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Promissory Notes Commitment Shares

On March 2, 2026, we entered into a Securities Purchase Agreement with ClearThink, pursuant to which we issued to ClearThink a promissory note in the principal amount of $115,000 and we issued 150,000,000 shares of our Class A Common Stock as inducement shares to ClearThink.

Shares Issued Pursuant to Series A Conversions

On January 20, 2026, a holder of our Series A Preferred Stock was issued 182,000,000 shares of Class A Common Stock pursuant to the conversion of 18.2 shares of Series A Preferred Stock.

On January 20, 2026, a holder of our Series A Preferred Stock was issued 182,000,000 shares of Class A Common Stock pursuant to the conversion of 18.2 shares of Series A Preferred Stock.

On January 21, 2026, a holder of our Series A Preferred Stock was issued 131,000,000 shares of Class A Common Stock pursuant to the conversion of 13.1 shares of Series A Preferred Stock.

On January 26, 2026, a holder of our Series A Preferred Stock was issued 72,000,000 shares of Class A Common Stock pursuant to the conversion of 7.2 shares of Series A Preferred Stock.

On February 23, 2026, a holder of our Series A Preferred Stock was issued 240,000,000 shares of Class A Common Stock pursuant to the conversions of 24.0 shares of Series A Preferred Stock.

On March 13, 2026, a holder of our Series A Preferred Stock was issued 280,000,000 shares of Class A Common Stock pursuant to the conversion of 28.0 shares of Series A Preferred Stock.

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

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Arrangements

During the quarter ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

FOXO TECHNOLOGIES INC.

Date: May 15, 2026	/s/ Seamus Lagan
	Name:	Seamus Lagan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	/s/ Celene Grant
	Name:	Celene Grant
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

