Form 10-Q
period 2026-06-30
FOXO TECHNOLOGIES INC.
filed 2026-08-14
CIK 1812360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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
N/A

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

Yes ☐ No ☒

As of August 11, 2026, there were 1,658,116 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) of the registrant issued and outstanding.

FOXO TECHNOLOGIES INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED June 30, 2026

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOXO technologies inc. and subsidiaries

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$58,409	$207,453
Accounts receivable, net	4,138,597	2,468,346
Inventory and supplies	160,469	183,627
Prepaid expenses	208,322	97,691
Other current assets	196,056	155,363
Total current assets	4,761,853	3,112,480
Property and equipment, net	286,865	322,357
Intangible assets, net	9,755,363	9,770,969
Goodwill	27,794,975	27,823,444
Right-of-use assets	3,290,677	3,548,623
Total assets	$45,889,733	$44,577,873

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,807,326	$6,966,211
Accrued expenses	12,428,790	11,902,383
Notes payable	11,640,472	2,151,838
Related parties’ notes and loans payable	5,524,146	4,902,392
Other loans	42,958	237,810
Related parties’ payables and accrued expenses	2,597,158	1,998,775
Right-of-use lease obligations	574,247	499,351
Total current liabilities	40,615,097	28,658,760
Contingent purchase price consideration	500,000	500,000
Right-of-use lease obligations, non-current	2,870,495	3,174,549
Medicare cost report settlement payables	990,922	1,168,264
Total liabilities	44,976,514	33,501,573
Commitments and contingencies (Note 14)
Stockholders’ equity (deficit)
Series A preferred stock, $0.0001 par value and $1,000 stated value per share; 50,000 shares authorized, 11,420 and 19,342 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	2
Series B preferred stock, $0.0001 par value and $1,000 stated value per share; 7,500 shares authorized, 3,245 shares issued and outstanding as of June 30, 2026 and December 31, 2025	-	-
Series C preferred stock, $0.0001 par value and $1,000 stated value per share; 5,000 shares authorized, 304 shares issued and outstanding as of June 30, 2026 and December 31, 2025	-	-
Series D preferred stock, $0.0001 par value and $1,000 stated value per share; 10,000 shares authorized, 4,712 and 4,312 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	1
Series E preferred stock, $0.0001 par value and $25 stated value per share; 4,000,000 shares authorized, 68,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	7	7
Class A common stock, $0.0001 par value, 25,000,000,000 shares authorized, 1,420,652 and 831,887 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	142	83
Additional paid-in-capital	219,080,387	235,789,628
Accumulated deficit	(218,092,232)	(224,644,739)
Total FOXO’s stockholders’ equity	988,306	11,144,982
Noncontrolling interest	(75,087)	(68,682)
Total stockholders’ equity	913,219	11,076,300
Total liabilities and stockholders’ equity	$45,889,733	$44,577,873

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Foxo Technologies INc. and subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues	$4,715,016	$5,218,373	$9,883,052	$8,388,293
Operating expenses:
Direct costs of revenues	2,395,326	1,975,325	4,929,539	3,879,261
Research and development	23,700	40,183	59,250	70,183
Management contingent share plan (forfeiture) expense	(9,129,890)	18,878	(9,129,890)	37,756
Selling, general and administrative expenses	2,677,438	2,616,866	5,552,562	5,380,952
Total operating expenses	(4,033,426)	4,651,252	1,411,461	9,368,152
Income (loss) from operations	8,748,442	567,121	8,471,591	(979,859)
Change in fair value of warrant liabilities	-	7,576	-	39,170
Gain from extinguishment of Senior PIK Notes	-	-	-	1,863,834
Interest expense	(1,310,833)	(1,008,751)	(2,283,968)	(1,898,543)
Gain from legal settlements, net	1,648,377	-	1,630,127	-
Other non-operating expense, net	(949,093)	(92,252)	(1,136,043)	(171,716)
Total non-operating expenses, net	(611,549)	(1,093,427)	(1,789,884)	(167,255)
Income (loss) before income taxes	8,136,893	(526,306)	6,681,707	(1,147,114)
Provision for income taxes	-	-	-	-
Net income (loss), including noncontrolling interest	8,136,893	(526,306)	6,681,707	(1,147,114)
Net loss attributable to noncontrolling interest	(3,192)	(4,285)	(6,405)	(8,635)
Net income (loss) attributable to FOXO	$8,140,085	$(522,021)	$6,688,112	$(1,138,479)
Declared and deemed dividends from preferred stock, including issuances and anti-dilution provisions thereof and triggers of down-round provisions of Assumed Warrants	(135,605)	(265,070)	(135,605)	(437,195)
Net income (loss) to common stockholders	8,004,480	(787,091)	6,552,507	(1,575,674)
Preferred stock dividends – undeclared, net	259,052	(168,521)	(25,720)	(483,430)
Net income (loss) to common stockholders, net of preferred stock dividends – undeclared, net	$8,263,532	$(955,612)	$6,526,787	$(2,059,104)

Net income (loss) per share of Class A Common Stock, basic	$5.99	$(634.12)	$5.40	$(2,044.79)
Net income (loss) per share of Class A Common Stock, diluted	$0.09	$(634.12)	$0.07	$(2,044.79)
Weighted average shares of Class A Common Stock, basic	1,379,806	1,507	1,209,590	1,007
Weighted average shares of Class A Common Stock, diluted	96,966,756	1,507	104,390,520	1,007

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Foxo Technologies INc. and subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR EACH OF THE QUARTERS IN THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	Preferred Stock		Class A Common		Additional		Total FOXO		Total
	Stock		Stock		Paid-	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	In-Capital	Deficit	Equity	Interest	Equity

Balance, December 31, 2025	95,203	$10	831,887	$83	$235,789,628	$(224,644,739)	$11,144,982	$(68,682)	11,076,300
Net loss to common stockholders	-	-	-	-	-	(1,451,973)	(1,451,973)	-	(1,451,973)
Noncontrolling interest	-	-	-	-	-	-	-	(3,213)	(3,213)
Common stock issued for conversions of Series A Preferred Stock	(109)	-	362,333	36	(36)	-	0	-	0
Common stock issued for note payable	-	-	50,000	5	14,995		15,000	-	15,000
Balance, March 31, 2026	95,094	$10	1,244,220	$124	$235,804,587	(226,096,712)	$9,708,009	$(71,895)	$9,636,114
Net income to common stockholders	-	-	-	-	-	8,004,480	8,004,480	-	8,004,480
Noncontrolling interest	-	-	-	-	-	-	-	(3,192)	(3,192)
Stock based compensation - forfeiture	-	-	(2)	(0)	(9,129,890)	-	(9,129,890)		(9,129,890)
Common stock issued for conversions of Series A Preferred Stock	(38)	-	126,333	13	(13)	-	(0)	-	(0)
Exchange of Series A Preferred Stock for notes payable	(7,775)	(1)	-	-	(7,775,085)	-	(7,775,086)	-	(7,775,086)
Series D Preferred Stock issued in lieu of common stock for outstanding finder’s fees	400	-	-	-	51,546	-	51,546	-	51,546
Series E Preferred Stock declared dividends payable in common stock	-	-	-	-	42,716		42,716	-	42,716
Common stock issued for note payable extension	-	-	50,000	5	14,995		15,000	-	15,000
Deemed dividends from anti-dilution provisions of preferred stock	-	-	-	-	71,531	-	71,531	-	71,531
Common stock issued for fractional shares for reverse stock split	-	-	101	-	-	-	-	-	-
Balance, June 30, 2026	87,680	$9	1,420,652	142	219,080,387	(218,092,232)	988,306	(75,087)	913,219

	Preferred Stock		Class A Common		Additional		Total FOXO		Total
	Stock		Stock		Paid-	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	In-Capital	Deficit	Equity	Interest	Equity

Balance, December 31, 2024	26,972	$3.00	395	$-	$195,864,816	$(190,541,067)	$5,323,752	$(51,941)	$5,271,811
Net loss to common stockholders	-	-	-	-	-	(788,583)	(788,583)	-	(788,583)
Noncontrolling interest	-	-	-	-	-	-	-	(4,350)	(4,350)
Stock-based compensation	-	-	-	-	27,716	-	27,716	-	27,716
Common stock issued for conversions of Series A Preferred Stock	(308)	-	24	-	-	-	-	-	-
Issuances of Series B Preferred Stock in exchange for Senior PIK Notes, net of finder’s fees	3,457	-	-	-	3,282,500	-	3,282,500	-	3,282,500
Issuances of Series C Preferred Stock for cash investments, net of finder’s fees	60	-	-	-	44,825	-	44,825	-	44,825
Exchanges of Series B Preferred Stock for Series C Preferred Stock	75	-	-	-	-	-	-	-	-
Common stock issued for conversions and exchanges of notes payable	-	-	72	-	828,474	-	828,474	-	828,474
Common stock issued under terms of notes payable	-	-	10	-	38,250	-	38,250	-	38,250
Common stock issuable under terms of notes payable	-	-	-	-	68,225	-	68,225	-	68,225
Common stock issued and issuable for finder’s fees	-	-	4	-	141,190	-	141,190	-	141,190
Shares issued under Corporate Development and Advisory Agreement	-	-	13	-	-	-	-	-	-
Common stock issued for legal settlement	-	-	55	-	570,663	-	570,663		570,663
Deemed dividends from issuances of preferred stock and triggers of down round provisions of Assumed Warrants	-	-	-	-	172,125	-	172,125	-	172,125
Balance, March 31, 2025	30,256	$3	573	$-	$201,038,784	$(191,329,650)	$9,709,137	$(56,291)	$9,652,846
Net loss to common stockholders	-	-	-	-	-	(787,091)	(787,091)	-	(787,091)
Noncontrolling interest	-	-	-	-	-	-	-	(4,285)	(4,285)
Stock-based compensation	-	-	-	-	18,878	-	18,878	-	18,878
Common stock issued for conversions of Series A Preferred Stock	(5,981)	-	2,830	-	-	-	-	-	-
Issuances of Series A Preferred Stock, net of issuance costs	3,400	-	-	-	3,000,000	-	3,000,000	-	3,000,000
Issuance of Series C Preferred Stock, net of issuance costs	75	-	-	-	56,050	-	56,050	-	56,050
Exchanges of Series B Preferred Stock for Series C Preferred Stock	31	-	-	-	-	-	-	-	-
Common stock issued for conversions of notes payable	-	-	258	-	1,061,568	-	1,061,568	-	1,061,568
Common stock issued under terms of note payable	-	-	1	-	-	-	-	-	-
Common stock issuable for finder’s fees	-	-	-	-	18,480	-	18,480	-	18,480
Common stock issued for legal settlement	-	-	110	-	396,323	-	396,323	-	396,323
Common stock issued for fractional shares in reverse stock split	-	-	1	-	-	-	-	-	-
Deemed dividends from anti-dilution provisions and issuances of preferred stock	-	-	-	-	265,070	-	265,070	-	265,070
Balance, June 30, 2025	27,781	$3	3,773	$-	$205,855,153	$(192,116,741)	$13,738,415	$(60,576)	$13,677,839

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

FOXO TECHNOLOGIES INC. and subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interest	$6,681,707	$(1,147,114)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	346,887	289,818
Gain from extinguishment of Senior PIK Notes	-	(1,863,834)
Equity-based compensation, net of forfeitures	(9,129,890)	46,594
Gain on legal settlements, net	(1,630,127)	-
Amortization of consulting fees paid in common stock	-	212,590
Change in fair value of warrants	-	(39,170)
Amortization of debt discounts and debt issuance costs	1,023,464	824,986
Non-cash interest expense on right-of-use lease obligations	393,595	436,519
Non-cash interest	939,664	445,426
RCHI additional purchase price consideration	119,314	-
Changes in operating assets and liabilities:
Accounts receivable, net	(1,670,251)	(2,650,119)
Inventory and supplies	23,158	(4,590)
Prepaid expenses	(110,631)	1,367
Other current assets	(40,693)	(54,446)
Accounts payable	896,104	351,336
Accrued and other liabilities, including related parties’ payables	2,501,228	24,880
Right-of-use lease obligations	(622,753)	(602,546)
Other liabilities	-	12,000
Net cash used in operating activities	(279,224)	(3,716,303)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of furniture and equipment	(9,374)	(14,900)
Net cash used in investing activities	(9,374)	(14,900)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net of issuance costs	1,280,000	1,090,000
Proceeds from other loans	-	279,000
Borrowings on note payable to RHI	2,127,477	2,578,759
Payments on notes payable to RHI	(2,364,585)	(2,543,982)
Payments on notes payable	(667,841)	(111,872)
Payments on other loans	(235,497)	(408,056)
Proceeds from issuance of preferred stock, net of issuance costs	-	3,100,875
Net cash provided by financing activities	139,554	3,984,724
Net change in cash and cash equivalents	(149,044)	253,521
Cash and cash equivalents at beginning of period	207,453	68,268
Cash and cash equivalents at end of period	$58,409	$321,789

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

Myrtle Recovery Centers, Inc., (“Myrtle”) a 30-bed behavioral health facility in East Tennessee. Myrtle provides inpatient services for detox and residential treatment and outpatient services for medication assisted treatment (“MAT”) and Office-Based Opiate Treatment Facility (“OBOT”) Programs.

Vector BioSource Inc. (“Vector”) is an information, data and biospecimen sourcing provider serving the biotechnology, clinical research and pharmaceutical research industries.

FOXO Labs, Inc. (“FOXO Labs”) is a biotechnology company dedicated to improving human health and life span through the development of cutting-edge technology and product solutions for various industries.

Myrtle and RCHI were acquired in 2024 from Rennova Health, Inc. (“RHI”). Vector was acquired in September 2025.

Segments

The Company manages and classifies its business into three reportable business segments: (i) Healthcare, (ii) Life Science Services, and (iii) Labs. Myrtle, RCHI and SCCH operate under the Healthcare segment and Vector operates under the Life Science Services segment.

Recent Event

Strategic Technology License Agreement

On May 27, 2026, the Company, together with its wholly-owned subsidiary, FOXO Labs, entered into a Strategic Technology License Agreement (the “STLA”) with Jon R. Sabes, the Company’s founder, and LongevityFP Technologies, LLC, a Minnesota limited liability company controlled by Mr. Sabes (“LongevityFP Technologies”).

The material terms of the STLA are as follows: (i) License. The Company and FOXO Labs granted LongevityFP Technologies an exclusive, worldwide license to commercialize the Company’s Epigenetics intellectual property portfolio, including two issued U.S. patents (U.S. Patent Nos. 11,795,495 and 11,817,214), a 13,000+ individual epigenetic dataset, proprietary machine learning models and algorithms, and related work product and arrangements (collectively, the “Licensed IP”); (ii) Royalty. LongevityFP Technologies will pay the Company a royalty equal to 3% of net revenues derived from commercialization of the Licensed IP, subject to an aggregate cap of $1,300,000; (iii) Acquisition Option. LongevityFP Technologies received an exclusive, irrevocable ten-year option to acquire majority ownership of FOXO Labs. Upon a “Track A” exercise, LongevityFP Technologies acquires 100% of FOXO Labs and issues the Company a preferred membership interest representing 40% of LongevityFP Technologies’s fully diluted common equity. Upon a “Track B” exercise, FOXO Labs issues LongevityFP Technologies 60% of FOXO Labs’s fully diluted equity, with the Company retaining 40%; (iv) IP Retention. The Company retains ownership of FOXO Labs and the Licensed IP throughout the license period; and (v) Mutual Releases. The STLA includes mutual releases between the Company and Mr. Sabes and resolves all prior matters between the parties including accrued severance and the forfeiture of unvested shares under the Company’s Management Contingent Share Plan, which are more fully discussed in Notes 8 and 12, respectively. See also Note 14.

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

The Company’s history of losses requires management to critically assess its ability to continue operating as a going concern. For the six months ended June 30, 2026 and 2025, we had net income (loss) attributable to FOXO of $6.7 million and $(1.1) million, respectively. As of June 30, 2026, we had a working capital deficit of $35.9 million. Cash used in operating activities for the six months ended June 30, 2026 and 2025 was $0.3 million and $3.7 million, respectively. As of June 30, 2026, the Company had $58,409 available cash and cash equivalents.

As of the date of this report, payments for our operations in the ordinary course are not being made timely. Our total debt has increased substantially, and many of our promissory notes are in default and accruing default interest and penalties. In May 2026, we exchanged all of the shares of our Series A Preferred Stock held by two institutional investors for senior unsecured, non-convertible promissory notes in the aggregate principal amount of approximately $7.8 million, which mature on the earlier of May 12, 2027 or an event of default. Under the terms of these senior notes, we have agreed not to incur any other indebtedness that is senior in preference to the notes while they remain outstanding, and we are required to repay the notes upon completion of a public offering or an up-listing to a recognized stock exchange. These restrictions may limit our ability to obtain additional senior financing on favorable terms, or at all, at a time when we require additional capital to fund our operations. Our cash on hand, our working capital deficit, our history of operating losses, our defaults under existing obligations, and our dependence on external financing and related-party funding raise substantial doubt about our ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on generating net revenues, raising additional equity or debt capital, reducing losses and improving future cash flows. The Company will continue: (i) its ongoing capital-raising initiatives and has demonstrated previous success in raising capital to support its operations; and (ii) to pursue additional strategic operating companies.

See Note 9 for information on promissory notes payable issued and outstanding as of June 30, 2026 and Note 12 for information on preferred stock and common stock issued and outstanding as of June 30, 2026 and Note 16 for financing transactions entered into subsequent to June 30, 2026.

Until such time as the Company is able to generate positive cash flows from operations, it will need to obtain external sources of financing to fund its operations. There can be no assurances that additional sources of financing will be available, or if available at all, on favorable terms. As such, until additional equity or debt capital is secured and the Company begins generating sufficient revenue and operating cash flows, there is substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the issuance of these unaudited condensed consolidated financial statements. If the Company is unable to fund its operations, it will be required to evaluate further alternatives, which could include further curtailing or suspending its operations, selling the Company, dissolving and liquidating its assets or seeking protection under bankruptcy laws. A determination to take any of these actions could occur at a time that is earlier than when the Company would otherwise exhaust its cash resources.

These unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements as filed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s consolidated financial position as of June 30, 2026, and the results of its operations and changes in stockholders’ equity and cash flows for the three and six months ended June 30, 2026 and 2025. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2026 may not be indicative of results for the year ending December 31, 2026.

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

COMPREHENSIVE INCOME (LOSS)

During the three and six months ended June 30, 2026 and 2025, comprehensive income (loss) was equal to the net income (loss) attributable to FOXO presented in the unaudited condensed consolidated statements of operations.

RECLASSIFICATIONS

Accrued interest of $12,651 on a related party note at December 31, 2025 has been reclassified in the June 30, 2026 financial statements for comparison purposes.

REVERSE STOCK SPLITS

On April 17, 2025, the Company’s board of directors (pursuant to a previously obtained shareholder approval) approved the implementation of a 1-for-10 reverse stock split, such that every 10 shares of the Company’s Class A Common Stock will be combined into one issued and outstanding share of Class A Common Stock (the “First Reverse Stock Split”). On July 17, 2025, the Company’s board of directors (pursuant to previously obtained shareholder approval) approved the implementation of a 1-for-1.99 reverse stock split, such that every 1.99 shares of the Company’s Class A Common Stock will be combined into one issued and outstanding share of the Company’s Class A Common Stock, (the “Second Reverse Stock Split”). On June 30, 2026, the Company’s board of directors (pursuant to previously obtained shareholder approval) approved the implementation of a 1-for-3,000 reverse stock split, such that every 3,000 shares of the Company’s Class A Common Stock will be combined into one issued and outstanding share of the Company’s Class A Common Stock (the “Third Reverse Stock Split”) and together with the First Reverse Stock Split and the Second Reverse Stock Split, (the “Reverse Stock Splits”). The Reverse Stock Splits did not result in a change in the $0.0001 par value per share of the Company’s Class A Common Stock.

The First Reverse Stock Split was effective on April 28, 2025. The Second Reverse Stock Split was effective on July 27, 2025. The Third Reverse Stock Split was effective on June 30, 2026.

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

At June 30, 2026 and December 31, 2025, the carrying value of the Company’s accounts receivable, notes payable, accounts payable and accrued expenses approximated their fair values due to their short-term natures.

As of June 30, 2026, the Company did not have any assets and liabilities that were measured using the three-tier fair value hierarchy. As of June 30, 2026 and December 31, 2025, the Company determined that its warrant liability for its Public Warrants and Private Placement Warrants that were previously fair valued based on the Level 1 and Level 2 hierarchies of the valuation techniques, respectively, no longer had any value. However, at June 30, 2025 and December 31, 2024, the fair value of the Public Warrants and Private Placement Warrants as determined based on the Level 1 and Level 2 hierarchies, resulted in a change in the fair value of warrant liabilities. Therefore, for the three and six months ended June 30, 2025, the Company recognized non-operating income of $7,576 and $39,170, respectively, from the decrease in fair value of these warrant liabilities. The Public Warrants and Private Placement Warrants are also discussed in Note 12.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down-round provision no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down-round provision. Convertible instruments with embedded conversion options that have down-round features are now subject to the specialized guidance in Subtopic 470-20, including related earnings/loss per share guidance in Topic 260.

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

Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). As of June 30, 2026 and December 31, 2025, a total of $2.3 million and $1.9 million, respectively, of Medicare cost report settlement liabilities were recorded, as presented in Note 8.

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

Labs

The Company has recorded minor revenues from its Labs segment during the three and six months ended June 30, 2026 and 2025. Labs currently recognizes revenue from collecting a royalty from Illumina, Inc. related to the sales of the Infinium Mouse Methylation Array. The Company applies judgment in determining the customer’s ability and intention to pay based on a variety of factors including the customer’s historical payment experience.

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

During the three months ended June 30, 2026 and 2025, estimated contractual allowances and implicit price concessions of $21.1 million and $17.2 million, respectively, have been recorded as reductions to revenues and accounts receivable balances to enable the Company to record its revenues and accounts receivable at the estimated amounts it expects to collect and during the six months ended June 30, 2026 and 2025, estimated contractual allowances and implicit price concessions of $40.6 million and $34.7 million, respectively, have been recorded as reductions to revenues and accounts receivable balances to enable the Company to record its revenues and accounts receivable at the estimated amounts it expects to collect. As required by Topic 606, after deducting estimated contractual allowances and implicit price concessions from the healthcare segment’s revenues for the three months ended June 30, 2026 and 2025, the Company recorded healthcare net revenues of $4.5 million and $5.2 million, respectively and for the six months ended June 30, 2026 and 2025, $9.3 million and $8.4 million, respectively. The Company continues to review the provisions for contractual allowances and implicit price concessions. See Note 6, Accounts Receivable, Net.

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

The Company has not recorded income tax provisions or benefits for the income/losses that it incurred for the three and six months ended June 30, 2026 and 2025. While the Company earned book income for the three and six months ended June 30, 2026, the income resulted from the forfeiture of unvested restricted stock under the Management Contingent Share Plan and the reversal of accrued severance that was no longer owed. Neither of these amounts resulted in taxable income for federal and state income taxes. The Company incurred a pre-tax loss for the full year ended December 31, 2025. In addition, the Company believes that its available net operating loss carryforwards would offset future taxable income, if any, for the full year ended December 31, 2026. Therefore, its effective income tax rates were zero for the periods presented and the Company has provided a full valuation allowance for its net deferred tax assets.

NET INCOME (LOSS) PER SHARE

Net income (loss) per share of common stock is calculated by dividing net income (loss) to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company follows the provisions of ASC Topic 260, Earnings Per Share for determining whether outstanding shares that are contingently returnable are included for purposes of calculating net income (loss) to common stockholders per share and determining whether instruments granted in equity-based compensation arrangements are participating securities for purposes of calculating net income (loss) to common stockholders per share. See Note 4, Net Income (Loss) Per Share.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2024, the FASB issued ASU 2024-04, Debt with Conversions and Other Options (Subtopic 470-20), Induced Conversions of Convertible Debt Instruments. The amendments in this ASU clarify when the settlement of a debt instrument should be accounted for as an induced conversion. Under this ASU, (a) to be accounted for as an induced conversion, an inducement offer is required to preserve the form and amount of consideration issuable upon conversion in accordance with the terms of the instrument (rather than only the equity securities issuable upon conversion), (b) whether a settlement of convertible debt is an induced conversion should be assessed as of the date the inducement offer is accepted by the holder, and (c) issuers that have exchanged or modified a convertible debt instrument within the preceding 12 months (that did not result in extinguishment accounting) should use the terms that existed 12 months before the inducement offer was accepted when determining whether induced conversion accounting should be applied. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The amendments in this ASU permit an entity to apply the new guidance on either a prospective or a retrospective basis. The adoption of this ASU did not have an impact on the Company’s financial statements for the three and six months ended June 30, 2026 and 2025.

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

Note 4 NET INCOME (LOSS) PER SHARE

The following table sets forth the calculation of basic and diluted income (loss) per share for the periods presented based on the weighted average number of shares of the Company’s Class A Common Stock and its common stock equivalents outstanding during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to FOXO – basic	$8,140,085	$(522,021)	$6,688,112	$(1,138,479)
Declared and deemed dividends from preferred stock, including issuances and anti-dilution provisions thereof and triggers of down-round provisions of Assumed Warrants	(135,605)	(265,070)	(135,605)	(437,195)
Net income (loss) to common stockholders	$8,004,480	$(787,091)	$6,552,507	$(1,575,674)
Preferred stock dividends – undeclared, net	259,052	(168,521)	(25,720)	(483,430)
Net income (loss) to common stockholders, net of preferred stock dividends – undeclared, net – basic	$8,263,532	$(955,612)	$6,526,787	$(2,059,104)
Weighted average number of shares of Class A Common Stock - basic	1,379,806	1,507	1,209,590	1,007
Net income (loss) per share available to Class A Common Stock - basic	$5.99	$(634.12)	$5.40	$(2,044.79)

Net income (loss) to common stockholders, net of preferred stock dividends – undeclared, net – basic	$8,263,532	$(955,612)	$6,526,787	$(2,059,104)
Adjust for dilutive preferred stock dividends – undeclared, net	(259,052)	-	25,720	-
Adjust for interest expense on convertible notes payable	408,412	-	837,271	-
Net income (loss) to common stockholders – diluted	$8,412,892	$(955,612)	$7,389,778	$(2,059,104)
Basic weighted average number of shares of Class A Common Stock	1,379,806	1,507	1,209,590	1,007
Convertible preferred stock	88,750,234	-	96,344,214	-
Convertible notes payable	6,836,716	-	6,836,716	-
Diluted weighted average number of shares of Class A Common Stock	96,966,756	1,507	104,390,520	1,007

Diluted net income (loss) per share available to Class A Common Stock	$0.09	$(634.12)	$0.07	$(2,044.79)

The following Class A Common Stock equivalents of the Company have been excluded from the computation of diluted net income (loss) per common share as the effect would be antidilutive.

	Three and Six Months Ended June 30, 2026	Three and Six Months Ended June 30, 2025
Preferred stock	-	23,327
Public and private warrants	18	18
Convertible notes payable	-	2,993
Vector Warrants	128,950	-
Stock options	-	10
Total antidilutive shares	128,968	26,348

At June 30, 2026, in addition to the common stock equivalents listed in the table above, the Company has agreed to issue: (i) an aggregate of seven shares of its Class A Common Stock under the terms of outstanding notes payable, which are discussed in Note 9, and (ii) 141,667 shares of its Class A Common Stock for dividends declared on its Series E Cumulative Redeemable Secured Preferred Stock (the “Series E Preferred Stock”), which are discussed in Note 12.

Note 5 ACQUISITION

Vector Acquisition

On September 9, 2025, the Company entered into a Stock Purchase Agreement with Vector, a Wyoming corporation, (the “Vector SPA”), between the stockholders (each, a “Seller,” or, together, the “Sellers”) owning all of the issued and outstanding shares of Vector (the “Purchased Shares”) and FOXO Acquisition Corporation, a Florida corporation and wholly-owned subsidiary of the Company (“FAC”), (the “Vector Acquisition”). Upon closing on September 19, 2025, the Sellers exchanged the Purchased Shares for (i) $500,000 in cash, (ii) 60,000 shares of the Company’s Series E Preferred Stock with a stated value of $25.00 per share or a total stated value of $1,500,000 (iii) 128,950 three year warrants of the Company’s Class A Common Stock with an exercise price of $15.51 per share (subject to adjustment) (the “Vector Warrants”), which was equal to the closing price of the Company’s Class A Common Stock on the trading day immediately prior to closing, plus 10%, valued at $769,826 and (iv) up to 80,000 shares of Series E Preferred Stock to be issued to the Sellers on or before 120 days after the two-year anniversary of the closing; provided that, such shares will only be issued in the event that the Qualifying Revenues (as defined) during the 12-month period between the first and second anniversary of the closing are at least $4,000,000; provided, further, that in the event that less than $4,000,000 of Qualifying Revenues are actually collected by Vector on or before 90 days after the second anniversary of the closing, the number of shares of Series E Preferred Stock to be issued to the Sellers will be reduced by an amount equal to one share for each $25.00 of Qualifying Revenues less than $4,000,000 collected by such date; and, provided, further, if a Change of Control (as defined) of the Company occurs prior to the two-year anniversary of the closing, all of the 80,000 shares of Series E Preferred Stock will be issued to the Sellers as of the date of such Change of Control. Pursuant to the SPA, the Sellers have the right (option), but not obligation, to repurchase the Purchased Shares under certain limited circumstances at fair market value as determined by a third party and subject to a floor. Such circumstances include, but are not limited to: (i) failure of the Company to have received approval for listing or quotation of shares of the Series E Preferred Stock within nine months of the closing, (ii) any material breach of the SPA within the second anniversary of the closing, including the requirement for FOXO or FAC to provide agreed-upon working capital, and (iii) the failure of FOXO to consummate a specified acquisition within 60 days of execution of definitive agreements. The option may be exercised by written notice by Sellers within 30 days after the occurrence of a Buyback Trigger Event as defined in the SPA. The Vector Warrants, which were valued using the Black Scholes valuation model, and the Series E Preferred Stock, which was valued based on stated value, are more fully discussed in Note 12. As of June 30, 2026, the Company has recorded $500,000 of contingent purchase price consideration as goodwill and a long-term liability. The amount was based on the estimated value of additional shares of Series E Preferred Stock (at stated value) that will be owed pursuant to current projections of Qualifying Revenue.

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

The following table shows the allocation of the purchase price of Vector to the identifiable assets acquired and liabilities assumed as of June 30, 2026:

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

In addition to the goodwill acquired in the Vector acquisition, as of June 30, 2026, the Company recorded additional goodwill of $182,831, which resulted from federal and state deferred tax benefits associated with the Vector acquisition. See Note 7 for an additional discussion of goodwill.

In addition to the purchase prices listed above, the Company incurred acquisition costs consisting of approximately $16,000 in legal fees for Vector. These fees were expensed as incurred.

The following presents the unaudited pro-forma combined results of operations of the Company for the three and six months ended June 30, 2025 as if the acquisition of Vector occurred on January 1, 2025.

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Net Revenue	$5,429,546	$8,749,873
Net loss attributable to FOXO	(551,918)	(1,203,200)
Declared and deemed dividends	(321,320)	(493,445)
Net loss to common stockholders	(873,238)	(1,696,645)
Preferred stock dividends – undeclared	(168,521)	(483,430)
Net loss to common stockholders, net of preferred stock dividends – undeclared	$(1,041,759)	$(2,180,075)

Net loss per share:
Basic and diluted net loss per share available to Class A Common Stock	$(690.74)	$(2,162.39)
Basic and diluted weighted average number of shares of Class A Common Stock	1,508	1,008

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

Note 6 ACCOUNTS RECEIVABLE, NET

Accounts receivable, net at June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Accounts receivable, gross	$21,142,719	$16,361,485
Less:
Allowance for contractual obligations	(16,568,916)	(12,986,305)
Allowance for doubtful accounts	(435,206)	(964,964)
Accounts receivable, net	$4,138,597	$2,468,346

Note 7 INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The components of intangible assets, net at June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Tradenames	$1,907,612	$1,890,616
Licenses and permits	7,396,848	7,396,848
Customer relationships	434,896	423,423
Behavioral Health APP	100,000	100,000
Gross intangible assets	9,839,356	9,810,887
Less: accumulated amortization	(83,993)	(39,918)
Intangible assets, net	$9,755,363	$9,770,969

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

The Company recognized amortization expense on its intangible assets of $21,679 and $3,658 in the three months ended June 30, 2026 and 2025, respectively, and $44,075 and $7,317 in the six months ended June 30, 2026 and 2025, respectively.

Goodwill

Goodwill was $27.8 million and $27.8 million as of June 30, 2026 and December 31, 2025, respectively. The goodwill resulted from the acquisitions of Myrtle, RCHI and Vector.

Note 8 ACCRUED EXPENSES

At June 30, 2026 and December 31, 2025, accrued expenses consisted of the following:

	June 30,	December 31,
	2026	2025
Accrued payroll and related liabilities	$8,707,953	$7,679,131
Accrued severance	598,897	2,174,035
Accrued interest	313,914	296,371
Medicare cost report settlement payables	1,339,453	690,474
Patient and third-party liabilities	867,461	624,222
Other accrued expenses	601,112	438,150
Accrued expenses	$12,428,790	$11,902,383

Included in the accrued payroll and related liabilities presented in the table above was approximately $7.4 million and $6.6 million at June 30, 2026 and December 31, 2025, respectively, for past due payroll taxes and associated penalties and interest.

In connection with the STLA with Mr. Sabes, as more fully discussed in Notes 1 and 14, during the three and six months ended June 30, 2026, the Company recorded other income of $1,648,377, which resulted from the reversal $1,575,138 of the accrued severance reflected in the table above at December 31, 2025 and $73,239 of legal fees payable. Per the terms of the STLA, the severance and legal fees are no longer owed to Mr. Sabes.

In addition to the current portion of the Medicare cost report settlement payables of $1,339,453 and $690,474 presented in the table above, at June 30, 2026 and December 31, 2025, respectively, there were long-term Medicare cost report settlement payables of $990,922 and $1,168,264 included on the unaudited condensed consolidated balance sheets in total liabilities at June 30, 2026 and December 31, 2025, respectively. The total Medicare cost report settlement payables at June 30, 2026 are due as follows:

Medicare Cost Report Settlement Payables at June 30, 2026
Twelve months ending:
June 30, 2027	$1,339,453
June 30, 2028	421,431
June 30, 2029	387,833
June 30, 2030	133,698
June 30, 2031	47,960
Thereafter	-
Total	$2,330,375

Related parties’ payables and accrued expenses are presented in Note 10.

Note 9 DEBT

At June 30, 2026 and December 31, 2025, debt consisted of the following:

	June 30, 2026	December 31, 2025

Notes payable – third parties	$11,640,472	$2,151,838
Notes and loans payable – related parties	5,524,146	4,902,392
Other loans	42,958	237,810
Total debt	17,207,576	7,292,040
Less current portion of debt	(17,207,576)	(7,292,040)
Total debt, net of current portion	$-	$-

Notes Payable – Third Parties

At June 30, 2026 and December 31, 2025 notes payable with third parties consisted of the following:

	June 30, 2026	December 31, 2025

Silverback/Western Note Payable	$540,363	$540,363
ClearThink Notes in the aggregate principal amount of $819,905 and $424,462 at June 30, 2026 and December 31, 2025, respectively	819,905	424,462
LGH note payable in the principal amount of $160,668 and $70,168 at June 30, 2026 and December 31, 2025, respectively	160,668	70,168
IG notes payable in the aggregate principal amount of $537,250 and $356,250, at June 30, 2026 and December 31, 2025, respectively	537,250	356,250
1800 Diagonal notes payable in the aggregate principal amount of $0 and $238,841, net of unamortized discounts of $0 and $59,790 at June 30, 2026 and December 31, 2025, respectively	-	179,051
Lucas Ventures notes payable in the aggregate principal amount of $623,125 and $442,125 at June 30, 2026 and December 31, 2025, respectively	623,125	442,125
JSC note payable in the aggregate principal amount of $125,669 at June 30, 2026 and December 31, 2025	125,669	125,669
Vista Capital note payable in the principal amount of $125,031 and $13,750 at June 30, 2026 and December 31, 2025, respectively	125,031	13,750
REB Holdings note payable in the principal amount of $110,250 at June 30, 2026	110,250	-
Promissory notes with institutional investors in the aggregate principal amount of $8,598,211, net of unamortized discounts of $100,874, at June 30, 2026	8,598,211	-
Total third-party notes payable	11,640,472	2,151,838
Less current portion of third-party notes payable	(11,640,472)	(2,151,838)
Total third-party notes payable, net of current portion	$-	$-

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

In February 2025, the Western Note Payable was sold to a new holder, Silverback Capital Corporation (“Silverback”), and it was amended and restated. Per the terms of the amendment and restatement, the principal balance of the note, which included previously accrued interest expense, was $1,080,358, and the maturity date was February 26, 2026. Per the amendment and restatement, the note was non-interest bearing and it was convertible into shares of the Company’s Class A Common Stock at a conversion price equal to 90% of the average VWAP for the five trading days prior to conversion. During the period February 2025 to June 30, 2025, $539,995 of principal balance of the note was converted into 106 shares of the Company’s Class A Common Stock. As of June 30, 2026, Silverback failed to make further payments to Western Healthcare, LLC and the Western Note Payable is in default. It is probable that no further conversions of the principal balance into shares of our Class A common stock will take place.

Notes Payable to ClearThink Capital Partners, LLC

On August 16, 2024, the Company issued ClearThink a promissory note in the principal amount of $39,750, which matured on November 16, 2024 and is currently in default. The note was issued with a $13,250 original issue discount.

On December 31, 2024, the Company issued ClearThink a promissory note in the principal amount of $220,000 and with a $20,000 original issue discount. Per the terms of the December 31, 2024 note, which matured on September 30, 2025, the Company recorded the value of inducement shares of $36,375 as additional debt discount. As a result of the non-payment of the December 31, 2024 note, the Company recorded default penalties of $64,763 during 2025 and default penalties of $45,500 and $90,500 during the three and six months ended June 30, 2026, respectively. The default penalties include a $500 per day penalty that is accruing. During the year ended December 31, 2025, $166,950 of the principal balance of the December 31, 2024 note was converted into 3,080 shares of the Company’s Class A Common Stock leaving a total principal balance owed, including default penalties, of $208,313 and $117,813 on June 30, 2026 and December 31, 2025, respectively.

During the year ended December 31, 2025, the Company issued two additional promissory notes to ClearThink. On January 28, 2025 and March 7, 2025, the Company issued ClearThink promissory notes each in the principal amount of $110,000 and each with a $10,000 original issue discount. Per the terms of the January 28, 2025 note, the Company recorded the value of inducement shares of $15,375 as additional debt discount and per the terms of the March 7, 2025 note, the Company recorded the value of inducement shares of $16,000 as additional debt discount. The January 28, 2025 note matured on October 28, 2025 and the March 7, 2025 note matured on December 7, 2025. As a result of non-payment of the January 28, 2025 note at maturity, during the three months ended December 31, 2025, the Company accrued default penalties of $62,250 and during the three and six months ended June 30, 2026, the Company accrued default penalties of $45,500 and $90,500, respectively. The default penalties include a $500 per day penalty that is accruing. Including the default penalties, the total principal balance outstanding was $262,750 and $172,250 at June 30, 2026 and December 31, 2025, respectively. As a result of non-payment of the March 7, 2025 note at maturity, during the three months ended December 31, 2025, the Company recorded default penalties of $42,250 and during the three and six months ended June 30, 2026, the Company recorded default penalties of $45,500 and $90,500, respectively. The default penalties include a $500 per day penalty that is accruing. During the three months ended December 31, 2025, $57,600 of the principal balance of the March 7, 2025 note was converted into 106,667 shares of the Company’s Class A Common Stock leaving a total principal balance owed, including default penalties, of $185,150 and $94,650 at June 30, 2026 and December 31, 2025, respectively.

As a result of the issuances of the January 28, 2025 and March 7, 2025 promissory notes, the Company incurred $28,000 of finder’s fees during the six months ended June 30, 2025, which were recorded as additional debt discounts. Finder’s fees are more fully discussed in Note 12.

The August 16, 2024 note had an interest rate of 12% per annum, but interest is presently accruing at a 22% per annum rate as a result of the payment default. The December 31, 2024, January 28, 2025 and March 7, 2025 notes each bore a one-time 10% interest charge upon issuance, which was recorded as additional debt discount, and upon an event of default, as that term is defined in the notes, the outstanding balances were increased to 125% of the principal amount outstanding and a penalty of $500 per day shall accrue. As a result of anti-dilution provisions in the notes, on June 30, 2026, the ClearThink December 31, 2024, January 28, 2025 and March 7, 2025 notes were convertible into shares of the Company’s Class A Common Stock at an assumed conversion price of $0.225 per share. The August 16, 2024 note discussed above and the note issued on March 2, 2026 discussed below are non-convertible.

On March 2, 2026, the Company issued an unsecured promissory note to ClearThink under the terms of a Securities Purchase Agreement. The principal amount of the note is $115,000 and it was issued with an original issue discount of $15,000 and the Company received $100,000 of cash proceeds. The Company issued ClearThink 50,000 shares of its Class A Common Stock as inducement shares valued at $15,000, which was recorded as additional debt discount. The note matured on April 1, 2026 and accrues default interest at a one-time rate of 15%. On April 27, 2026, the Company entered into Amendment No. 1 to Promissory Note (the “ClearThink Note Amendment”), which extended the maturity date of the note to May 15, 2026. As compensation for the extension of the maturity date: (i) $12,000 was added to the principal amount outstanding on the note, resulting in a principal balance of $127,000; (ii) 50,000 shares of the Company’s Class A Common Stock valued at $15,000 were issued by the Company to the holder; and (iii) the default interest rate was adjusted to an annual rate of 18%, which shall be applied back to the original investment date. During the six months ended June 30, 2026, the Company repaid $10,000 of the principal balance of the note, recorded a loan penalty of $6,943 and amortized $57,000 of debt discount for a total of $63,943 of interest expense on the note.

During the six months ended June 30, 2026 and 2025, the Company received net cash proceeds from ClearThink notes of $100,000 and $200,000, respectively. As a result of the issuances of ClearThink notes, the Company incurred finder’s fees, which are more fully discussed in Note 12. During the six months ended June 30, 2026 and 2025, finder’s fees recorded as additional debt discounts on the ClearThink notes were $0 and $28,000, respectively. The Company recorded interest expense on the ClearThink notes, including default penalties and amortization of debt discounts, of $173,912 and $142,733, respectively, during the three months ended June 30, 2026 and 2025 and interest expense, including default penalties and amortization of debt discounts, of $341,797 and $272,300, respectively, during the six months ended June 30, 2026 and 2025. Accrued interest on the ClearThink notes was $65,860 and $59,506 at June 30, 2026 and December 31, 2025, respectively.

Securities Purchase Agreement Dated November 15, 2024 with LGH Investments

On November 15, 2024, the Company entered into a Securities Purchase Agreement with LGH pursuant to which the Company issued to LGH a convertible promissory note in the principal amount of $220,000 and received cash proceeds of $200,000 and the Company issued shares of its Class A Common Stock as inducement shares to LGH. The value of the inducement shares of $83,500 was recorded as additional debt discount. The note was issued with a 10% original issue discount and a one-time 10% interest charge of $22,000 and was due on August 14, 2025. In addition, the Company recorded finder’s fees of $28,000 in connection with the note payable recorded as additional debt discount. Since not paid at maturity, the Company recorded default penalties of $79,388 during the year ended December 31, 2025, and default penalties of $45,500 and $90,500 during the three and six months ended June 30, 2026, respectively. The default penalties include a daily penalty of $500 that is accruing. During the year ended December 31, 2025, $229,220 of principal balance of the note was converted into 49,992 shares of the Company’s Class A Common Stock leaving a total principal balance owed, including default penalties, of $160,668 and $70,168 at June 30, 2026 and December 31, 2025, respectively. On June 30, 2026, as a result of the anti-dilution provisions, the November 15, 2024 note was convertible into shares of the Company’s Class A Common Stock at an assumed conversion price of $0.225 per share.

Interest expense on the LGH note, which included default penalties and amortization of debt discount, was $45,500 and $28,268 during the three months ended June 30, 2026 and 2025, respectively, and $90,500 and $69,975 during the six months ended June 30, 2026 and 2025, respectively. Accrued interest was $22,000 at June 30, 2026 and December 31, 2025.

Securities Purchase Agreements Dated December 24, 2024 and March 4, 2025 with IG Holdings, Inc.

On December 24, 2024, the Company entered into a Securities Purchase Agreement with IG pursuant to which the Company issued to IG a convertible promissory note in the principal amount of $120,000 and received cash proceeds of $100,000 and the Company issued shares of its Class A Common Stock as inducement shares to IG. The value of the inducement shares of $24,800 was recorded as additional debt discount. The note was issued with a 10% original issue discount and a one-time 10% interest charge of $12,000 and matured on September 23, 2025. In addition, the Company recorded finder’s fees of $14,000 as additional debt discount. Since not paid at maturity, the Company recorded default penalties of $82,500 during the year ended December 31, 2025 and default penalties of $45,500 and $90,500 during the three and six months ended June 30, 2026, respectively. The default penalties include a daily penalty of $500 that is accruing. Including default penalties, the principal balance due at June 30, 2026 and December 31, 2025 was $293,000 and $202,500, respectively.

On March 4, 2025, the Company entered into an additional Securities Purchase Agreement with IG pursuant to which the Company issued to IG a convertible promissory note in the principal amount of $110,000 and received cash proceeds of $100,000. The note, which matured on December 4, 2025, was issued with a $20,000 original issue discount and a one-time 10% interest charge of $11,000. Per the terms of the note, shares of the Company’s Class A Common Stock are issuable as inducement shares. The value of the inducement shares that are issuable of $15,700 was recorded as additional debt discount. In addition, the Company recorded finder’s fees of $14,000 as additional debt discount. Since not paid at maturity, the Company recorded default penalties of $43,750 during the year ended December 31, 2025 and default penalties of $45,500 and $90,500 during the three and six months ended June 30, 2026, respectively. The default penalties include a daily penalty of $500 that is accruing. Including default penalties, the principal balance due at June 30, 2026 and December 31, 2025 was $244,250 and $153,750, respectively.

On June 30, 2026, as a result of anti-dilution provisions, the IG notes were convertible into shares of the Company’s Class A Common Stock at an assumed conversion price of $0.27 per share.

Interest expense on the IG notes, which included default penalties and amortization of debt discount, was $91,000 and $30,234 during the three months ended June 30, 2026 and 2025, respectively, and $181,000 and $58,467 during the six months ended June 30, 2026 and 2025, respectively. Accrued interest on the notes was $23,000 at June 30, 2026 and December 31, 2025.

Securities Purchase Agreements Dated May 21, 2025 and August 6, 2025 with 1800 Diagonal Lending LLC

On May 21, 2025, the Company issued to 1800 Diagonal a promissory note in the principal amount of $151,800, with an original issue discount of $19,800, plus a one-time interest amount of $18,216 (12% of the original principal amount of $151,800) that was recorded as additional debt discount. The Company received cash proceeds of $125,000 and it paid legal fees of $7,000. In addition, the Company recorded finder’s fees of $18,480 as additional debt discount. The note matured on March 30, 2026. Repayment of the 1800 Diagonal note was due in five monthly payments. The first monthly payment was due on November 30, 2025 in the amount of $85,008 and the four subsequent monthly payments due were $21,252 each. As of December 31, 2025, the Company had repaid $106,260 of the note and during the six months ended June 30, 2026, the remaining balance of $58,291 was paid-in-full.

On August 6, 2025, the Company issued to 1800 Diagonal a promissory note in the principal amount of $180,550, with an original issue discount of $23,550, plus a one-time interest amount of $21,665 (12% of the original principal amount of $180,550) that was recorded as additional debt discount. The Company received cash proceeds of $157,000 and it paid legal fees of $7,000. In addition, the Company recorded finder’s fees of $21,980 as additional debt discount. The note matured on June 15, 2026. Repayment of the 1800 Diagonal note was due in five monthly payments. The first monthly payment was due on February 15, 2026 in the amount of $101,107 and the four subsequent monthly payments due were $25,277 each. During the six months ended June 30, 2026, the balance of $180,550 was paid-in-full.

During the three months ended June 30, 2026 and 2025, the Company recorded interest expense on notes payable with 1800 Diagonal, including the amortization of debt discounts, of $18,016 and $63,482, respectively, and during the six months ended June 30, 2026 and 2025, the Company recorded interest expenses on notes payable with 1800 Diagonal, including amortization of debt discounts, of $59,790 and $121,038, respectively. Accrued interest was $0 and $21,665 at June 30, 2026 and December 31, 2025, respectively.

Securities Purchases Agreements with Lucas Ventures Dated November 18, 2024 and February 14, 2025

On November 18, 2024, the Company entered into a Securities Purchase Agreement with Lucas Ventures LLC, (“Lucas Ventures”) pursuant to which the Company issued to Lucas Ventures a convertible promissory note in the principal amount of $220,000 and received cash proceeds of $200,000 and it agreed to issue Lucas Ventures shares of its Class A Common Stock as inducement shares. The value of the inducement shares of $88,750 was recorded as additional debt discount. The note was issued with a 10% original issue discount and a one-time 10% interest charge of $22,000 and matured on August 18, 2025. In addition, the Company recorded finder’s fees of $28,000 in connection with the note as additional debt discount. Since not paid at maturity, the Company recorded default penalties of $128,500 during the year ended December 31, 2025 and default penalties of $45,500 and $90,500 during the three and six months ended June 30, 2026, respectively. The default penalties include a daily penalty of $500 that is accruing. Including default penalties, the principal balance due at June 30, 2026 and December 31, 2025 was $439,000 and $348,500, respectively.

On February 14, 2025, the Company entered into a second Securities Purchase Agreement with Lucas Ventures pursuant to which the Company issued to Lucas Ventures a convertible promissory note in the principal amount of $55,000 and received cash proceeds of $50,000 and the Company issued its Class A Common Stock valued at $11,750 as inducement shares. The note, which matured on November 14, 2025, was issued with a 10% original issue discount and a one-time 10% interest charge of $5,500. The value of the inducement shares of $11,750 was recorded as an additional debt discount. In addition, the Company recorded finder’s fees of $7,000 as additional debt discount. Since not paid at maturity, the Company recorded default penalties of $38,625 during the year ended December 31, 2025 and default penalties of $45,500 and $90,500 during the three and six months ended June 30, 2026, respectively. The default penalties include a daily penalty of $500 that is accruing. Including default penalties, the principal balance due at June 30, 2026 and December 31, 2025 was $184,125 and $93,625, respectively.

As a result of the anti-dilution provisions, on June 30, 2026, the Lucas Ventures notes were convertible into shares of the Company’s Class A Common Stock at an assumed conversion price of $0.225 per share.

Interest expense on the Lucas Ventures notes, which included default penalties and amortization of debt discount, was $91,000 and $37,862 during the three months ended June 30, 2026 and 2025, respectively, and $181,000 and $86,690 during the six months ended June 30, 2026 and 2025, respectively. Accrued interest on the notes was $27,500 at June 30, 2026 and December 31, 2025.

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

Pursuant to the Securities Purchase Agreement discussed above, on March 6, 2025, the Company issued JSC a convertible promissory note in the principal amount of $133,650 and received cash proceeds of $121,500 and it issued commitment shares of the Company’s Class A Common Stock valued at $12,150. The note was issued with a $12,650 original issue discount and a one-time interest amount of $13,365 (10% of the original principal amount of $133,650), which was recorded as additional debt discount. The Company recorded finder’s fees of $17,010 as additional debt discount. The note originally matured on March 6, 2026. The Company failed to file a Registration Statement on Form S-1 to register the shares pursuant to the conversion terms of the note within 45 days of the note’s issuance, which constituted an Event of Default. Accordingly, during the year ended December 31, 2025, the Company increased the principal amount of the note by $78,019, which represented 150% of the outstanding principal and interest on the date of the default (the “default penalty”), and it recorded default interest at the rate of 16% per annum for the period June 20, 2025 to December 31, 2025. As a result of the anti-dilution provisions, on June 30, 2026, the conversion price into which principal and interest under the note is convertible into shares of the Company’s Class A Common Stock was an assumed price of $0.225 per share. During the year ended December 31, 2025, $86,000 of principal balance and $4,000 of interest were converted into 17,776 shares of the Company’s Class A Common Stock leaving a principal balance of $125,669 at June 30, 2026 and December 31, 2025.

During the six months ended June 30, 2026, the Company recorded $(588) and $2,490 of interest expense on the note, which reflected a true-up of the amount accrued to date, and during the three and six months ended June 30, 2025, the Company recorded $135,068 and $139,258 of interest expense, respectively, which included a default penalty, default interest and amortization of debt discounts. At June 30, 2026 and December 31, 2025, accrued interest was $30,201 and $27,711, respectively.

Securities Purchase Agreement with Vista Capital Investment, LLC

On February 27, 2025, the Company entered into a Securities Purchase Agreement with Vista Capital Investment, LLC, (“Vista Capital”) pursuant to which the Company issued to Vista Capital a convertible promissory note in the principal amount of $55,000 and received cash proceeds of $50,000 and it agreed to issue shares of its Class A Common Stock as inducement shares to Vista Capital. The note, which matured on November 27, 2025, was issued with a 10% original issue discount and a one-time 10% interest charge of $5,500. The value of the inducement shares of $8,400 was recorded as an additional debt discount. In addition, the Company recorded finder’s fees of $7,700 payable in shares of the Company’s Class A Common Stock as additional debt discount. During the year ended December 31, 2025, the Company made principal payments totaling $41,250 and interest payments of $4,125. Since not paid at maturity, the Company recorded default penalties of $45,500 and $111,281 during the three and six months ended June 30, 2026, respectively. The default penalties include a daily penalty of $500 that is accruing. Including default penalties, the principal balance due at June 30, 2026 and December 31, 2025 was $125,031 and $13,750, respectively.

On June 30, 2026, as a result of anti-dilution provisions, the Vista note was convertible into shares of the Company’s Class A Common Stock at an assumed conversion price of $0.225 per share.

Interest expense on the Vista note, which included default penalties and amortization of debt discount, was $45,500 and $8,769 during the three months ended June 30, 2026 and 2025, respectively, and $111,281 and $14,713 during the six months ended June 30, 2026 and 2025, respectively. Accrued interest on the note was $1,375 and $5,500 at June 30, 2026 and December 31, 2025, respectively.

Note Payable with REB Holdings LLC

On June 5, 2026, the Company issued a promissory note to REB Holdings LLC, (“REB Holdings”) in the principal amount of $105,000. The Company received cash proceeds of $100,000 as the note was issued with a $5,000 original issue discount. The note matured on June 26, 2026 and since not paid at maturity, the Company accrued a late fee of 5% of the principal balance, or $5,250, and default interest of $173 during the three and six months ended June 30, 2026. Including late fee, the principal balance and accrued interest due at June 30, 2026 was $110,250 and $173, respectively.

Promissory Notes Payable with Institutional Investors

On January 28, 2026, the Company issued two unsecured promissory notes payable to institutional investors, each with: (i) a principal balance of $280,000; (ii) an original issue discount of $15,000; (iii) a maturity date of March 26, 2026; and (iv) a default interest rate of 18% per annum. In addition, the Company reimbursed each investor $15,000 for legal fees and expenses incurred in connection with the notes. On March 30, 2026, in consideration for an increase in the stated principal amount of each note by $16,000, of which $2,000 of each amount applied by the investors to legal fees and expenses, the investors agreed to extend the maturity dates to May 31, 2026. On May 6, 2026, the final maturity date of each note was again extended from May 31, 2026 to September 15, 2026. As consideration for the second extension, the principal balance of each note was increased from $296,000 on the date of the second extension to $324,000. Per the terms of the extensions, the Company paid $2,000 per note on the date of the first extension and $150,000 per note on June 15, 2026. At June 30, 2026, the principal balance of each note was $172,000 and a final payment is due on September 15, 2026. The Company recognized discounts of $74,000 for each note and amortized $30,000 and $53,833 of the discounts of each note as interest expense during the three and six months ended June 30, 2026, respectively.

On March 15, 2026, the Company issued two additional unsecured promissory notes payable to the institutional investors, each with: (i) a principal balance of $47,500; (ii) an original issue discount of $5,000; (iii) a maturity date of May 15, 2026; and (iv) a default interest rate of 18% per annum. In addition, the Company reimbursed each investor

$2,500 for legal fees and expenses incurred in connection with the notes. On May 6, 2026, the maturity date of each note was extended from May 15, 2026 to June 15, 2026. As consideration for each extension, the principal balance of each note was increased from $47,500 to $50,000, with the full balance of $50,000 per note due and payable in full on or before June 15, 2026. On June 18, 2026, the maturity date of each note was further extended to June 25, 2026 upon payment of $5,000 for each note. During the three and six months ended June 30, 2026, the Company incurred a total of $26,066 and $30,000, respectively, of interest expense from the amortization of debt discounts and extension payments in connection with these promissory notes. In connection with an unsecured promissory note dated July 17, 2026, which is more fully discussed in Note 16, on July 17, 2026, the Company repaid the balance owed of $50,000 for each note.

On May 6, 2026, the Company issued two unsecured promissory notes payable to institutional investors, each with: (i) a principal balance of $240,000; (ii) an original issue discount of $40,000; (iii) a maturity date of December 15, 2026; and (iv) a default interest rate of 18% per annum. In addition, $14,000 of the principal balance of each note was for legal fees and expenses incurred in connection with the notes and is required to be repaid to the investors on or before August 31, 2026, which date was changed in connection with the July 17, 2026 promissory note, which is more fully discussed in Note 16. The notes are unsecured obligations of the Company; provided, however, that the Company has agreed not to incur any other indebtedness that would be senior in preference to these notes while they remain outstanding. During the three and six months ended June 30, 2026, the Company incurred a total of $19,459 of interest expense from the amortization of debt discounts in connection with these promissory notes.

In connection with the extensions of the January 28, 2026 and March 15, 2026 promissory notes discussed above, the Company agreed that 50% of the gross proceeds of any equity, debt or equity-linked financing completed prior to final payment will be applied to repay the January 28, 2026 notes (and, thereafter, the May 6, 2026 notes) in a specified order of priority.

Exchange of Series A Preferred Stock for Senior Notes

On May 12, 2026, the two institutional investors, who also owned approximately 5,307 and 2,468 shares of the Company’s Series A Cumulative Convertible Redeemable Preferred Stock (“Series A Preferred Stock”) with aggregate stated values of approximately $5,307,097 and $2,467,988, respectively, exchanged their shares for new senior unsecured non-convertible promissory notes (the “Senior Notes”) with principal amounts equal to the stated values of the exchanged preferred shares, or $5,307,097 and $2,467,988, respectively, for a combined aggregate principal amount of approximately $7,775,085. The Company’s Series A Preferred Stock is more fully discussed in Note 12. The Senior Notes are non-convertible into equity by the investors or the Company. Repayments of the principal amounts of the Senior Notes are due on the earlier of May 12, 2027 or the occurrence of an event of default as defined in the Senior Notes. Repayments of the Senior Notes are also due upon completion of a public offering or up-listing to a recognized stock exchange. The Senior Notes do not bear interest except in the event of a default in which case they bear default interest at the rate of 18% per annum or such lower maximum amount of interest permitted to be charged under applicable law. No gain or loss was recorded on the exchange.

Other Promissory Note Dated April 8, 2026

On April 8, 2026, the Company issued a promissory note in the principal amount of $105,000. The note was issued with an original issue discount of $5,000, which was recorded as interest expense in the three and six months ended June 30, 2026, and the Company received cash proceeds of $100,000. The note matured on May 8, 2026 and was repaid-in-full during the three months ended June 30, 2026.

In addition to the notes discussed above, the Company had additional promissory notes outstanding during portions of the year ended December 31, 2025, including in some cases the six months ended June 30, 2025. These notes were fully repaid or converted into shares of the Company’s Class A Common Stock during 2025. Each of these notes is described in Note 10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. To the extent that these notes were outstanding during any portion of the six months ended June 30, 2025, the interest expense incurred on these notes is included in the interest expense for the three and six months ended June 30, 2025 as stated in the paragraphs above.

Notes and Loans Payable – Related Parties

At June 30, 2026 and December 31, 2025 notes and loans payable with related parties consisted of the following:

	June 30, 2026	December 31, 2025

Poole Note, dated September 19, 2023	$247,233	$247,233
Additional Poole Note	42,500	42,500
Sponsor loan with Mr. Poole	500,000	500,000
Note payable to RHI for the acquisition of Myrtle	264,565	264,565
Note payable to RHI in connection with the acquisition of Myrtle	1,320,230	1,433,787
New RCHI Note for the acquisition of RCHI	1,000,000	1,000,000
Additional RCHI Note for the acquisition of RCHI	1,187,738	1,068,424
Loans payable to subsidiary of RHI	961,880	345,883
Total related parties’ notes payable	5,524,146	4,902,392
Less current portion of related parties’ notes and loans payable	(5,524,146)	(4,902,392)
Total related parties’ notes and loans payable, net of current portion	$-	$-

Poole Note

On September 19, 2023, the Company obtained a $0.2 million loan from Andrew J. Poole, a former director of the Company (the “Loan”), to be used to pay for directors’ and officers’ insurance through November 2023. The Company issued to Mr. Poole a demand promissory note for $0.2 million evidencing the Loan (the “Poole Note”). The Poole Note does not bear interest. The Poole Note was due on demand, and in the absence of any demand, the Poole Note was due one year from the issuance date and is in default at June 30, 2026.

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

Note Payable to RHI for the Acquisition of Myrtle

Pursuant to the acquisition of Myrtle on June 14, 2024, the Company issued a non-interest-bearing note payable to RHI in the amount of $0.3 million. The note is due on demand.

Note Payable to RHI In Connection with Myrtle Acquisition

The note payable to RHI dated June 13, 2024, in the original principal amount of $1.6 million represented amounts owed by Myrtle to RHI at the time of the acquisition of Myrtle. The note is non-interest bearing, except if not paid by the maturity date of December 31, 2024, in which case the note bears interest at 18% per annum. In prior years, borrowings and repayments have been made under the note and it may continue to be increased for any subsequent borrowings made by Myrtle from RHI. During the six months ended June 30, 2026, the Company borrowed $8,447 and repaid $122,004 under the note and in December 2025, the Company issued RHI 8,000 shares of its Series E Preferred Stock with a stated value of $200,000, or $25 per share, as more fully discussed in Note 12, leaving a principal balance of $1.3 million and $1.4 million at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026, the payment default was waived until December 31, 2026 and default interest was waived from the original maturity date of December 31, 2024 through December 31, 2026.

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

The Company recorded interest expense on the New RCHI Note of $50,001 and $50,556, respectively, during the three months ended June 30, 2026 and 2025 and $100,001 and $100,556, respectively, during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, the Company owes RHI a total of $1.2 million and $1.1 million, respectively, of accrued interest on the RCHI Note and the New RCHI Note. At June 30, 2026, payment and other defaults under the New RCHI Note were waived until December 31, 2026. Default interest has not been waived and continues to accrue.

On June 30, 2025, the Company issued the Additional RCHI Note in the initial principal amount of $5.8 million as additional consideration payable for the acquisition of RCHI and in the last half of 2025 and the six months ended June 30, 2026, additional consideration payable for the acquisition of RCHI totaling $0.4 million was added to the principal amount of the Additional RCHI Note. On August 18, 2025, RHI exchanged $5.0 million of the principal balance of the Additional RCHI Note for 5,000 shares of the Company’s Series A Preferred Stock, leaving a principal balance of the Additional Note of $1.2 million and $1.1 million at June 30, 2026 and December 31, 2025, respectively. The terms of the Series A Preferred Stock are more fully discussed in Note 12. The Additional RCHI Note does not bear interest except in the event of a default at which case it bears interest at a rate of 20% per annum. The terms of the RCHI acquisition and the resulting additional consideration payable is more fully discussed in Note 5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. At June 30, 2026, the payment default under the Additional RCHI Note was waived though December 31, 2026 and default interest was waived through December 31, 2026.

Loans from Subsidiary of RHI

During the year ended December 31, 2025, the Company had three loans outstanding from a subsidiary of RHI with original principal balances aggregating to $1.0 million and the Company received net cash proceeds of $0.7 million, resulting in original issue discounts totaling $0.3 million. During 2025, the Company repaid $0.6 million of the loans leaving a balance of $345,883, which was net of $59,332 of unamortized discounts at December 31, 2025, which remaining principal balance was repaid in full during the six months ended June 30, 2026. During the six months ended June 30, 2026 and 2025, the Company amortized $59,332 and $0.1 million, respectively, of the original issue discounts as interest expense.

During the six months ended June 30, 2026, the Company entered into five additional loans with a subsidiary of RHI. The aggregate original principal balance of the loans totaled $3.2 million and the Company received net proceeds of $2.1 million, resulting in original issue discounts totaling $1.1 million. During the six months ended June 30, 2026, the Company repaid $1.8 million of the loans. At June 30, 2026, two of the five loans entered into during the six months ended June 30, 2026 remained outstanding with total amounts due aggregating to $1.0 million, which was net of unamortized discounts of $0.4 million. During the three and six months ended June 30, 2026, the Company recorded $0.5 million and $0.7 million of original issued discounts as interest expense on these loans, respectively.

Other Loans

At June 30, 2026 and December 31, 2025, the Company had outstanding $42,958 and $237,810 of other loans, respectively. At December 31, 2025, the Company had outstanding a loan issued under an accounts receivable sales agreement in the original principal amount of $0.4 million and a balance of $0.2 million at December 31, 2025. The Company received cash of $0.3 million as the loan was issued with a $0.1 million discount. On June 30, 2026, $22,131 was outstanding on the loan.

Also outstanding at June 30, 2026 and December 31, 2025, was a loan assumed in the acquisition of Vector consisting of a credit line with a balance of $20,827 and $36,053 at June 30, 2026 and December 31, 2025, respectively. The credit line is being repaid monthly.

Note 10 RELATED PARTY TRANSACTIONS

At June 30, 2026 and December 31, 2025, related parties’ payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2026	2025
Accounts payable to Andrew Poole	$204,774	$204,774
Accounts payable to InnovaQor	228,890	143,890
Accounts payable to RHI	113,776	33,670
Rent payable to a subsidiary of RHI	475,159	281,568
Accrued interest on related parties’ notes payable (Note 9)	1,212,651	1,109,873
Accrued dividends payable	21,358	-
Payables owed to Directors	340,550	225,000
Related parties’ payables and accrued expenses	$2,597,158	$1,998,775

Related party notes and loans payable are discussed in Note 9 and, in addition to the transactions discussed in Notes 11, 12, 14 and 16, the Company had the following related party activity during the six months ended June 30, 2026 and 2025:

Accounts Payable to Andrew Poole

The Company owed Mr. Poole, a former director of the Company, for outstanding invoices totaling $204,774.

Health Information Technology Provided By InnovaQor

RCHI and SCCH contracted with InnovaQor to provide ongoing information technology-related services totaling approximately $0.1 million and $0.1 million, respectively, during the three months ended June 30, 2026 and 2025 and $0.2 million and $0.2 million, respectively, during the six months ended June 30, 2026 and 2025, respectively, and InnovaQor was owed $0.2 million and $0.1 million at June 30, 2026 and December 31, 2025, respectively. RHI holds preferred stock in InnovaQor and Mr. Lagan is the controlling shareholder of InnovaQor.

Software Development Agreement with InnovaQor

In July 2025, Myrtle entered into an agreement with InnovaQor to develop a behavioral health patient engagement mobile application with a cost of $0.1 million, which is currently under construction as reflected in Note 7.

Rent and Utilities Owed to RHI and A Subsidiary of RHI Under Facility Leases

As of June 30, 2026 and December 31, 2025, SCCH and Myrtle owed $0.5 million and $0.3 million, respectively, to a subsidiary of RHI for rent under facility leases that are more fully discussed in Note 11.

During the three months ended June 30, 2026 and 2025, the Company incurred $56,000 and $53,000, respectively, and for the six months ended June 30, 2026 and 2025, the Company incurred $0.1 million and $0.1 million, respectively, for rent and utilities associated with its corporate offices and RHI was owed $113,776 and $33,670 for the rent and utilities at June 30, 2026 and December 31, 2025, respectively. The Company shares office facilities with RHI and the rent stems from a lease between RHI and a third party.

Note 11 RIGHT-OF-USE LEASE ASSETS AND OBLIGATIONS

Lease Agreements Between Myrtle and RHI and SCCH and RHI

Myrtle entered into a lease agreement with a subsidiary of RHI under which Myrtle agreed to lease facilities at BSF’s campus beginning June 14, 2024. The lease is for a term of one year with five annual options to renew for an additional year with an initial monthly base rental amount of $35,000 and annual rent increases equal to the greater of 3% and the consumer price index. As of June 14, 2026, the Company renewed the lease for an additional year and, accordingly, the monthly base rental amount has been increased to $37,312.

On June 1, 2024, SCCH entered into a “triple net” lease agreement with a subsidiary of RHI under which SCCH agreed to lease the BSF hospital facilities. The lease is for a term of one year with five annual options to renew for an additional year with an initial monthly base rental amount of $65,000 and annual rent increases equal to the greater of 3% and the consumer price index. As of June 1, 2026, the Company renewed the lease for an additional year and, accordingly, the monthly base rental amount has been increased to $69,293.

The Company has waived payment defaults on these facility leases through December 31, 2026.

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

The following table presents the Company’s lease-related assets and obligations at June 30, 2026 and December 31, 2025:

	Balance Sheet Classification	June 30, 2026	December 31, 2025

Assets:

Operating leases	Right-of-use assets	$3,290,677	$3,548,623

Liabilities:
Current:
Operating leases	Right-of-use lease obligations	$574,247	$499,351
Noncurrent:
Operating leases	Right-of-use lease obligations, noncurrent	2,870,495	3,174,549

Total right-of-use lease obligations		$3,444,742	$3,673,900

Weighted average remaining term of operating leases, including option periods expected to renew		4.0 years	4.50 years

Discount rate		22.0%	22.0%

The following table presents certain information related to lease expense for the right-of-use operating leases for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Right-of-use operating leases amortization (1)	$132,037	$107,388	$257,946	$210,322
Right-of-use operating leases interest expense (1)	$193,727	$-	$393,595	$-
Right-of-use operating leases interest expense (2)	$-	$216,032	$-	$436,519

(1)	Expense is included in selling, general and administrative expenses in the consolidated statement of operations.

(2)	Expense is included in interest expense in the consolidated statements of operations.

The following table presents supplemental cash flow information for the six months ended June 30, 2026 and 2025:

	2026	2025
Operating cash flows for right-of-use operating leases	$428,966	$499,560

Aggregate future minimum lease payments under right-of-use operating leases are as follows:

Right-of-Use Operating Leases
Twelve months ending:
June 30, 2027	$1,280,088
June 30, 2028	1,314,051
June 30, 2029	1,353,474
June 30, 2030	1,292,786
Thereafter	-
Total	5,240,399

Less interest	(1,795,657)
Present value of minimum lease payments	3,444,742

Less current portion of right-of-use lease obligations	(574,247)
Right-of-use lease obligations, net of current portion	$2,870,495

Note 12 STOCKHOLDERS’ EQUITY

Authorized Capital

On March 20, 2026, the Company’s Board of Directors approved an increase to the Company’s authorized shares to 25,020,000,000 shares, consisting of: (i) 20,000,000 shares of Preferred Stock, par value $0.0001 per share, and (ii) 25,000,000,000 shares of Class A Common Stock, par value $0.0001 per share. On March 27, 2026, RHI, which is controlled by the Company’s CEO, as a shareholder representing a majority of the voting control of the Company and holding approximately 97.59% of the Company’s voting rights as of the March 20, 2026 record date, approved such matter via written consent. After the required notice to shareholders, the Company filed a Certificate of Amendment to its Certificate of Incorporation and the increase in authorized shares became effective on May 3, 2026.

Preferred Stock

As of June 30, 2026, the Company was authorized to issue up to 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026, the Company had outstanding shares of preferred stock consisting of 11,420 shares of its Series A Preferred Stock, 3,245 shares of its Series B Preferred Stock, 304 shares of its Series C Cumulative Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”), 4,712 shares of its Series D Cumulative Convertible Redeemable Preferred Stock (“Series D Preferred Stock”) and 68,000 shares of its Series E Preferred Stock. The Company’s outstanding shares of preferred stock do not contain mandatory redemption or other features that would require them to be presented on the balance sheet outside of equity and, therefore, they qualify for equity accounting treatment.

Series A Preferred Stock

On June 30, 2026 and December 31, 2025, the Company had outstanding 11,420 and 19,342 shares of its Series A Preferred Stock, respectively. During the six months ended June 30, 2025, the Company issued 3,400 shares of its Series A Preferred Stock with a total stated value $3.4 million ($1,000 per share) and received gross proceeds of $3.35 million and incurred issuance costs of $350,000. The Company recorded deemed dividends of $50,000 as a result of the difference between the stated value of the stock issued and the gross proceeds received. No shares of Series A Preferred Stock were issued during the six months ended June 30, 2026.

During the six months ended June 30, 2026 and 2025, the Company issued 488,666 shares and 2,854 shares of its Class A Common Stock, respectively, pursuant to conversions of 146.6 shares and 6,290.17 shares of the Company’s Series A Preferred Stock, respectively, with stated values totaling $146,600 and $6.3 million, respectively.

Series A Preferred Stock Restructuring with Institutional Investors

As discussed in Note 9, on May 12, 2026, two institutional investors owning approximately 5,307 and 2,468 shares of the Company’s Series A Preferred Stock, with aggregate stated values of approximately $5.3 million and $2.5 million, respectively, exchanged their shares for the Senior Notes with principal amounts equal to the stated values of the exchanged preferred shares, or approximately $5.3 million and $2.5 million, respectively, for a combined aggregate principal amount of approximately $7.8 million. The Senior Notes are more fully discussed in Note 9.

As a result of the exchange of the 7,775 shares of Series A Preferred Stock, the Company reduced previously recorded undeclared dividends by $0.3 million and $0.1 million for the three and six months ended June 30, 2026, respectively. During the three and six months ended June 30, 2025, the Company recorded $0.1 million and $0.4 million, respectively, of undeclared dividends on its Series A Preferred Stock The total accumulated undeclared dividends on the Company’s Series A Preferred Stock were $0.7 million and $0.8 million at June 30, 2026 and December 31, 2025, respectively.

The total stated value and accumulated undeclared dividends of the Series A Preferred Stock at June 30, 2026, of $12.1 million, were convertible into approximately 44.9 million shares of the Company’s Class A Common Stock at an assumed conversion price of $0.27 per share.

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

During 2025, four holders of Series B Preferred Stock exchanged a total of 212.5 shares of their Series B Preferred Stock for 318.75 shares of Series C Preferred Stock, as more fully discussed below, leaving a balance of 3,245.0 shares of Series B Preferred Stock outstanding on June 30, 2026 and December 31, 2025.

During the three months ended June 30, 2026 and 2025, the Company recorded $40,563 and $39,222, respectively, of undeclared dividends on its Series B Preferred Stock and during the six months ended June 30, 2026 and 2025, the Company recorded $81,126 and $71,210, respectively, of undeclared dividends on its Series B Preferred Stock. The total stated value and the accumulated undeclared dividends of the Series B Preferred Stock at June 30, 2026, of $3.5 million, were convertible into approximately 12.9 million shares of the Company’s Class A Common Stock at an assumed conversion price of $0.27 per share.

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

Series C Preferred Stock

During the three months ended March 31, 2025, the Company issued 60 shares of its Series C Preferred Stock to an investor for net cash proceeds of $44,825. Per the terms of this issuance and an issuance to an investor of 120 shares of the Company’s Series C Preferred Stock for cash in the fourth quarter of 2024, these investors, who were also holders of Series B Preferred Stock could exchange their Series B Preferred Stock for shares of Series C Preferred Stock at a premium. The two investors elected to make the exchange during the three months ended March 31, 2025 and, as a result, the Company exchanged 150 shares of its Series B Preferred Stock for 225 shares of its Series C Preferred Stock. The Company recorded deemed dividends of $75,000 for the issuances, which represented the difference between the $225,000 stated value of the Series C Preferred Stock issued and the $150,000 stated value of the Series B Preferred Stock exchanged. During the three months ended June 30, 2025, the Company issued to an investor 75 shares of its Series C Preferred Stock for net proceeds of $56,050 and, as a result, the Company exchanged an additional 62.5 shares of its Series B Preferred Stock for 93.75 shares of its Series C Preferred Stock resulting in a total of 573.75 shares of Series C Preferred Stock issued. During the remainder of 2025, 270 shares of Series C Preferred Stock were converted into 845 shares of the Company’s Class A Common Stock leaving 303.75 shares of Series C Preferred Stock outstanding as of June 30, 2026 and December 31, 2025.

As a result of the anti-dilution provisions of the Series C Preferred Stock, during the three and six months ended June 30, 2026 and 2025, the Company recorded deemed dividends of $71,531 and $171,320, respectively. During the three months ended June 30, 2026 and 2025, the Company recorded $3,797 and $5,823, respectively, of undeclared dividends on its Series C Preferred Stock and during the six months ended June 30, 2026 and 2025, the Company recorded $7,594 and $9,349, respectively, of undeclared dividends on its Series C Preferred Stock and the total accumulated undeclared dividends were $18,141 as of June 30, 2026. The total stated value and the accumulated undeclared dividends of the Series C Preferred Stock at June 30, 2026, of $0.3 million, were convertible into approximately 1.4 million shares of the Company’s Class A Common Stock at an assumed conversion price of $0.225 per share.

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

Series D Preferred Stock

During December 2024, the Company issued 4,312 shares of its Series D Preferred Stock of which 3,000 shares were issued pursuant to the termination of a license agreement and 1,312 shares were issued under the terms of a shares for services agreement. In connection with the May 15, 2026 Settlement Agreement and Release with J.H. Darbie discussed below, the Company issued 400 shares of its Series D Preferred Stock during the six months ended June 30, 2026. The total stated value of the Series D Preferred Stock at June 30, 2026, of $4.7 million, were convertible into approximately 17.5 million shares of the Company’s Class A Common Stock at an assumed conversion price of $0.27 per share.

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

Series E Preferred Stock

On September 19, 2025, the Company issued 60,000 shares of its Series E Preferred Stock with a stated value of $25 per share, or $1.5 million in total, to the Sellers for the acquisition of Vector, which is more fully discussed in Note 5. In addition, on February 6, 2026, the Company entered into a Series E Preferred Stock Exchange Agreement effective December 31, 2025 with RHI. Pursuant to the exchange and in full satisfaction and extinguishment of $200,000 in aggregate of previously advanced amounts made by RHI during the period from December 4, 2025 to December 10, 2025 under the terms of the note payable to RHI in connection with the acquisition of Myrtle, as more fully discussed in Note 9, the Company issued to RHI 8,000 shares of its Series E Preferred Stock with a stated value of $200,000. Accordingly, at June 30, 2026 and December 31, 2025, the Company had outstanding 68,000 shares of its Series E Preferred Stock with a total stated value of $1.7 million.

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

Series E Preferred Stock Dividends Declared

On June 30, 2026, the Company’s Board of Directors declared Series E Preferred Stock dividends pursuant to the terms discussed in the paragraph above. Accordingly, at June 30, 2026, the Company has recorded a $21,358 cash dividend payable as an accrued expense and a $42,716 stock dividend payable in 141,667 shares of the Company’s Class A Common Stock as additional paid-in-capital. As a result of the 8,000 shares of Series E Preferred Stock held by RHI, RHI will receive $2,500 of the cash dividend and 16,667 shares of the Company’s Class A Common Stock for its portion of the stock dividend.

Declared and Deemed Dividends

During the three and six months ended June 30, 2026 and 2025, the Company recorded declared and deemed dividends as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Declared Dividends:
Series E Preferred Stock dividends payable in shares of Class A Common Stock	$42,716	$-	$42,716	$-
Series E Preferred Stock dividends payable in cash (accrued at June 30, 2026)	21,358	-	21,358	-
Total declared dividends	64,074	-	64,074	-
Deemed Dividends:
Trigger of anti-dilution provisions of Series C Preferred Stock	71,531	202,570	71,531	202,570
Issuances of Series A and Series C Preferred Stock	-	62,500	-	147,500
Triggers of down-round provisions of Assumed Warrants (a)	-	-	-	87,125
Total deemed dividends	71,531	265,070	71,531	437,195
Total Declared and Deemed Dividends	$135,605	$265,070	$135,605	$437,195

(a)	Assumed Warrants are discussed below.

Class A Common Stock

As of June 30, 2026 and December 31, 2025, there were 1,420,652 and 831,887 shares of the Company’s Class A Common Stock issued and outstanding, respectively.

Shares Issued Pursuant to Series A Conversions

During the three months ended June 30, 2026 and 2025, the Company issued 126,333 shares and 2,830 shares of its Class A Common Stock, respectively, pursuant to conversions of 37.9 shares and 5,981 shares of the Company’s Series A Preferred Stock, respectively, and during the six months ended June 30, 2026 and 2025, the Company issued 488,666 shares and 2,854 shares of its Class A Common Stock, respectively, pursuant to conversions of 146.6 and 6,289 shares of the Company’s Series A Preferred Stock, respectively.

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

On May 15, 2025, the Company amended and restated the Strata Purchase Agreement to extend the maturity date to June 30, 2026 and amend the Purchase Price to define the price per share of Common Stock purchased shall equal 90% of the average of the two (2) lowest daily VWAP during the Valuation Period. No shares of the Company’s Class A Common Stock were issued under the terms of the Strata Purchase Agreement, as amended and restated, during the three and six months ended June 30, 2026 and the year ended December 31, 2025 and the agreement has terminated by its terms on June 30, 2026.

Common Stock Issued/Issuable in Connection with Notes Payable

During the three and six months ended June 30, 2026, 50,000 shares of the Company’s Class A Common Stock were issued in connection with the extension of a promissory note payable and during the six months ended June 30, 2026, 50,000 shares of the Company’s Class A Common Stock were issued as an inducement for a $115,000 promissory note payable and the Company had outstanding obligations to issue additional shares of its common stock as inducements and commitment shares under the terms of promissory notes payable. During the three months ended June 30, 2025, the Company issued 258 shares of its Class A Common Stock for conversions and exchanges of $1.1 million of promissory notes payable and related accrued interest and during the six months ended June 30, 2025, the Company issued 330 shares of its Class A Common Stock for conversions and exchanges of $1.9 million of promissory notes payable and related accrued interest. In addition, during the three and six months ended June 30, 2025, the Company issued one and 11 shares of its Class A Common Stock, respectively, as inducements and commitment shares under the terms of various promissory notes. The value of the shares issued and issuable under the terms of and conversions and exchanges of promissory notes are more fully discussed in Note 9.

Common Stock Issued to Smithline Family Trust II

During the three and six months ended June 30, 2025, the Company issued 110 and 165 shares of its Class A Common Stock, respectively, under the terms of a legal settlement, as amended, between the Company and Smithline Family Trust II (“Smithline”).

Common Stock Issued to J.H. Darbie & Co., Inc.

During the six months ended June 30, 2025, the Company issued four shares of its common stock to J.H. Darbie & Co., Inc. (“J.H. Darbie”) for finder’s fees in connection with notes payable.

During the six months ended June 30, 2025, the Company issued 13 shares of its Class A Common Stock to J.H. Darbie for advisory services and private placement engagement as follows:

Advisory Services

On July 25, 2024, FOXO entered into the advisory agreement with J.H. Darbie pursuant to which J.H. Darbie was engaged as nonexclusive financial adviser. The term of the agreement was six months. As compensation for the services performed under the agreement, the Company issued J.H. Darbie 11 shares of its Class A Common Stock effective January 13, 2025.

Private Placement Engagement

On July 25, 2024, FOXO engaged J.H. Darbie, on an exclusive basis, to provide services in connection with private placements (the “Engagement”). The term of the Engagement was 120 days, subject to early termination provisions in the Engagement. Under the Engagement, J.H. Darbie had a right of first refusal for all financing, cash, common stock or convertible securities, debt or equity, for six months after the termination of the Engagement. As compensation for the services performed under the Engagement, the Company issued to J. H. Darbie two shares of its Class A Common Stock effective in January 2025. As additional compensation for the services to be rendered by J.H. Darbie under the Engagement, FOXO agreed to (i) pay a cash fee to J.H. Darbie equal to 3% of the principal amount of the securities to be exchanged and 5% of gross proceeds raised from the sale of the securities to customers of J.H. Darbie; and (ii) issue to J.H. Darbie warrants to purchase a number of shares of the Company’s Class A Common Stock equal to the cash fee.

On November 7, 2024, FOXO and J.H. Darbie entered into an amendment to the Engagement pursuant to which the compensation for the services to be rendered by J.H. Darbie was revised to a cash fee equal to $175,000 for advising, 10% of gross proceeds raised from the sale of the securities to customers of J.H. Darbie, and common stock equal to 5% of the cash fee. The common stock issued were to be priced at the closing price the date the offering closes. Again, on November 22, 2024, FOXO and J.H. Darbie entered into an amendment to the Engagement pursuant to which the scope of the engagement was revised to an exchange of debt from existing lenders of FOXO to equity. Therefore, during the six months ended June 30, 2025, the Company accrued a cash fee of $175,000 in connection with the issuance of its Series B Preferred Stock in exchange for the Senior PIK Notes as more fully discussed above.

Settlement Agreement and Release with J.H. Darbie

On May 15, 2026, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with J.H. Darbie to resolve all amounts owed under a finder’s fee agreement (as amended), the Advisory Agreement (as amended), and the Private Placement Agreement (as amended) (together, the “J.H. Darbie Agreements”), each of which had terminated pursuant to its terms.

Pursuant to the Settlement Agreement, in full and complete satisfaction of all present and future obligations to J.H. Darbie under the J.H. Darbie Agreements, the Company agreed to: (i) issue to J.H. Darbie 400 shares of the Company’s Series D Preferred Stock convertible into shares of the Company’s Class A Common Stock; and (ii) pay J.H. Darbie the $175,000 discussed above in seven equal monthly installments of $25,000, commencing no later than May 31, 2026, and continuing through December 31, 2026. In the event of a payment default, J.H. Darbie may elect to convert the then-outstanding unpaid cash balance into shares of Class A Common Stock at 90% of the 20-day volume-weighted average price, subject to a 4.99% beneficial ownership limitation. J.H. Darbie is also entitled to piggyback registration rights with respect to shares issuable upon conversion of the Series D Preferred Stock and upon any conversion of outstanding debt. The Company has not made all of the required $25,000 monthly payments. The parties exchanged mutual releases of all claims arising under the J.H. Darbie Agreements. The 400 shares of the Company’s Series D Preferred Stock with a stated value of $1,000 per share were issued as settlement for $348,454 of finder’s fees that were owed to J.H. Darbie under a previous finder’s fee agreement (as amended) in connection with notes payable. The Company recorded the difference between the stated value of the Series D Preferred Stock of $400,000 and the $348,454 of finder’s fees owed of $51,546 as interest expense during the three and six months ended June 30, 2026. Finder’s fees incurred in connection with notes payable are also discussed in Note 9.

Management Contingent Share Plan

On September 14, 2022, the stockholders of the Company approved the FOXO Technologies Inc. Management Contingent Share Plan (the “Management Contingent Share Plan”). The Management Contingent Share Plan provided for the grant of restricted share awards of the Company’s Class A Common Stock. For the purposes of the Management Contingent Share Plan, shares of the Company’s restricted Class A Common Stock issued in accordance with such plan were considered “vested” when they are no longer subject to forfeiture in accordance with the terms of such plan. Each restricted share award issued under the Management Contingent Share Plan was initially subject to both a time-based vesting component and a performance-based vesting component but was subsequently modified to only require a time-based vesting component. Any restricted stock awards that failed to vest due to a time-based vesting condition, or other conditions not being satisfied, such as termination for cause. were forfeited by the participant and the shares associated with that award were permanently forfeited and cancelled. The Company accounts for forfeitures as they occur.

As a result of the STLA, which is more fully discussed in Note 1, a dispute, which is more fully discussed in Note 14, as to the forfeiture of shares granted to Mr. Sabes under the Management Contingent Share Plan in 2022 was resolved and the parties agreed that the restricted shares did not vest and were forfeited. In 2022, the Company recorded $9.1 million of compensation expense for these shares and the Company retained the expense in its financial statements until the dispute was resolved. As a result of the resolution, in the three and six months ended June 30, 2026, the Company reversed the $9.1 million of compensation expense in accordance with its accounting policy to account for forfeitures as they occur.

Warrants

Public Warrants and Private Placement Warrants

As of June 30, 2026 and December 31, 2025, the Company had outstanding approximately 18 Public Warrants and Private Placement Warrants each with an exercise price per share that is significantly out of the money due to the Reverse Stock Splits and each expiring on September 15, 2027 or earlier upon redemption or liquidation. The fair values of the Public Warrants and the Private Warrants at both June 30, 2026 and December 31, 2025 was nil, as more fully discussed in Note 3. These warrants are more fully described in Note 13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Assumed Warrants

Effective September 15, 2022, the Company consummated a business combination. In connection with business combination, the Company assumed warrants, referred to as the Assumed Warrants. The Assumed Warrants included down round provisions that should the Company issue common stock or common stock equivalents, excluding certain exempt issuances, for consideration of less than the then current exercise price per share, then the exercise price of the Assumed Warrants shall be lowered to the new consideration amount on a per share basis with a simultaneous and corresponding increase in the number of warrants. In February 2025, conversions of the Company’s Series A Preferred Stock into the Company’s Class A Common Stock resulted in two additional triggers of the down-round provisions. The incremental value of the modifications to the Assumed Warrants because of the triggers of the down-round provisions during February 2025 resulted in deemed dividends of $0.1 million in the six months ended June 30, 2025 and an increase in the number of Assumed Warrants outstanding. The incremental values were measured using the Black Scholes valuation model with the following assumptions: risk free rates ranging from 4.24% to 4.25%, volatility ranging from 3.47% to 67.32%, terms of 1 to 18 days and expected dividend yield of $0. On February 23, 2025, the remaining 88 Assumed Warrants with an exercise price of $11,565 per share expired by their terms.

Vector Warrants

In connection with the Vector Acquisition, which is more fully discussed in Note 5, on September 19, 2025, the Company issued 128,950 Vector Warrants exercisable into shares of the Company’s Class A Common Stock at an exercise price of $15.51 per share (subject to adjustment). The Vector Warrants were immediately exercisable, subject to a beneficial ownership limitation of 9.99%, and expire on September 19, 2028. The value of the Vector Warrants of $769,826 was determined using the Black Scholes valuation model with the following assumptions: risk free rate of 3.56%, volatility of 56.48%, term of 3 years and expected dividend yield of $0.

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

The primary income measure used for assessing segment performance and making operating decisions is income (losses) before interest, income taxes, depreciation and amortization not associated with a specific segment and is net of noncontrolling interest. The segment measure of profitability also excludes corporate and other costs, including management, IT, overhead costs and certain other non-cash charges or benefits, such as impairment and any non-cash changes in fair value of intangible assets. Segment income (loss) is a measure of operating performance that is not defined by U.S. GAAP and should not be considered a substitute for net income (loss) as determined in accordance with U.S. GAAP. Segment income (loss) as presented below is used by our CEO, who is our chief operating decision maker, to measure operating performance.

Assets by segment as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025

Healthcare	$42,096,081	$40,869,803
Life Science Services	3,674,930	3,648,500
Labs	15,910	15,854
Corporate and other	102,812	43,716
Total assets	$45,889,733	$44,577,873

Summarized below is information about the Company’s operations for the three months ended June 30, 2026 and 2025 by business segment:

	Net Revenues		Segment Basis Income (Loss) (Non-GAAP Presentation)
	2026	2025	2026	2025
Healthcare (a)	$4,470,352	5,210,557	$(441,942)	$1,287,451
Life Science Services	238,462	-	(185,494)	-
Labs	6,202	7,816	(18,725)	(33,443)
Segment Earnings (Loss)	4,715,016	5,218,373	(646,161)	1,254,008
Management contingent share plan forfeiture (expense)	-		9,129,890	(18,878)
Gain on legal settlement	-	-	1,648,377	-
Corporate and other	-	-	(681,188)	(748,400)
Interest expense	-	-	(1,310,833)	(1,008,751)
Total	$4,715,016	$5,218,373	$8,140,085	$(522,021)

(a)	Includes noncontrolling interest

Summarized below is information about the Company’s operations for the six months ended June 30, 2026 and 2025 by business segment:

	Revenues		Segment Basis Income (Loss) (Non-GAAP Presentation)
	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Healthcare (a)	$9,268,903	$8,371,988	$188,573	$442,853
Life Science Services	599,712	-	(324,040)	-
Labs	14,437	16,305	(47,246)	(56,448)
	9,883,052	8,388,293	(182,713)	386,405
Management contingent share plan forfeiture (expense)	-	-	9,129,890	(37,756)
Gain from extinguishment of Senior PIK Notes	-	-	-	1,863,834
Gain on legal settlement, net		-	1,630,127	-
Corporate and other	-	-	(1,605,224)	(1,452,419)
Interest expense	-	-	(2,283,968)	(1,898,543)
Total	$9,883,052	$8,388,293	$6,688,112	$(1,138,479)

(a)	Includes noncontrolling interest

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

On May 27, 2026, the Company, together with its wholly-owned subsidiary, FOXO Labs, entered into the STLA with Mr. Sabes and LongevityFP Technologies. The material terms of the STLA are more fully discussed in Note 1. The STLA includes mutual releases between the Company and Mr. Sabes and resolves all prior matters between the parties, including accrued severance, which is no longer owed as more fully discussed in Note 8, and the forfeiture of restricted stock granted under the Company’s Management Contingent Share Plan, which is more fully discussed in Note 12.

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

Note 15 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The supplemental cash flow information for the six months ended June 30, 2026 and 2025 is as follows:

	Six Months Ended June 30,
	2026	2025
Cash interest paid	$169,626	$-
Cash income taxes paid	$-	$-
Non-cash investing and financing activities:
Purchase of RCHI	$-	$5,132,928
Payable to RHI for additional purchase price of RCHI	$119,314	$5,132,928
Series B Preferred Stock issued in exchange for note payable, net of finder’s fees	$-	$3,282,500
Non-cash interest, including default penalties	$939,664	$445,426
Declared and deemed dividends from preferred stock, including issuances and anti-dilution provisions thereof and triggers of down-round provisions of Assumed Warrants	$135,605	$437,195
Preferred stock dividends – undeclared	$25,720	$483,430
Class A Common Stock issued for legal settlement	$-	$966,986
Class A Common Stock issued for conversions and exchanges of notes payable	$-	$1,890,042
Series A Preferred Stock exchanged for Notes Payable	$7,775,085	$-
Notes payable issued in exchange for Series A Preferred Stock	$7,775,085	$-
Series D Preferred Stock issued in lieu of common stock for finder’s fees	$400,000	$-
Common Stock issued/issuable under the terms of notes payable	$30,000	$106,475
Common stock issuable to finder for finder’s fees	$-	$159,670

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

Promissory Notes with Institutional Investors Dated July 17, 2026

On July 17, 2026, the Company issued two unsecured promissory notes payable to institutional investors, each with: (i) a principal balance of $240,000; (ii) an original issue discount of $40,000; (iii) a maturity date of December 15, 2026; (iv) a default interest rate of 18% per annum; and (v) payment of $5,000 of the investors’ legal fees.

Issuances of Class A Common Stock

During the period July 1, 2026 to August 11, 2026, the Company issued 223,034 shares of its Class A Common Stock upon conversions of $8,030 of the principal balance of a promissory note and $1,500 of associated interest.

On July 10, 2026, 14,430 shares of the Company’s Class A Common Stock were issued in lieu of fractional shares in the Third Reverse Stock Split.

Asset Purchase Agreement with Grifols Bio Supplies, Inc.

On July 22, 2026, Vector entered into an asset purchase agreement (the “Purchase Agreement”) with Grifols Bio Supplies, Inc., a subsidiary of Grifols S.A. (the “Seller”), pursuant to which Vector (or a subsidiary of Vector) agreed to purchase certain assets and assume certain liabilities associated with four U.S.-based blood collection centers operated by the Seller (the “Acquisition”).

The Purchase Agreement provides for aggregate cash consideration of $3,500,000, payable at closing, plus a contingent earn-out payment of up to $1,000,000, payable in cash. The full earn-out amount becomes payable if the acquired business generates EBITDA (as defined in the Purchase Agreement) of $1,500,000 or more in any single calendar year during the earn-out period consisting of calendar years 2026, 2027 and 2028. The acquired assets include an agreed-upon level of serum inventory and existing cell units held at the collection centers at closing.

Consummation of the Acquisition is subject to the satisfaction or waiver of customary closing conditions, including the absence of any governmental order prohibiting the transaction, the accuracy of the parties’ representations and warranties and performance of their respective covenants, and the receipt of specified consents. In addition, the closing is conditioned upon Vector obtaining a new and separate FDA license to operate the acquired assets, independent of the Seller’s existing FDA license, as well as a new and separate CLIA certification in Tennessee (and any other state in which Vector operates the business) and a waste-management permit issued by the applicable Miami city authority, in each case independent of the Seller’s existing certifications and permits.

Either party may terminate the Purchase Agreement if the closing has not occurred on or before the date that is nine months after the date of the Purchase Agreement (the “Long Stop Date”). The Company currently anticipates that the closing will occur in the third or fourth quarter of 2026.

We do not currently have sufficient capital to fund the cash consideration, and we will need to secure additional financing to complete the acquisition. There can be no assurance that these conditions will be satisfied, that the necessary financing will be available on acceptable terms or at all, or that the acquisition will close within the timeframe we anticipate or at all.

Proposed Reverse Stock Split

On August 13, 2026, the board of directors of the Company, by unanimous written consent in lieu of a special meeting, acted to adopt the proposal for a reverse split to amend our Certificate of Incorporation to enable a reverse stock split of our issued and outstanding Class A Common Stock at a ratio ranging from one-for-fifty (1:50) to one-for-one thousand (1:1,000) (the “Proposed Reverse Stock Split”), with each fractional share rounded up to the nearest whole share and with the exact ratio within such range to be determined at the sole discretion of the board and with such Proposed Reverse Stock Split to be effected at such time and date, if at all, as determined by the board in its sole discretion, provided that the Proposed Reverse Stock Split be effected prior to June 30, 2027. The board authorized the Proposed Reverse Stock Split solely in connection with, and for the purpose of facilitating, an application to list the Company’s Class A Common Stock on a senior national securities exchange, specifically The Nasdaq Stock Market LLC or NYSE American LLC and will not effect the Proposed Reverse Stock Split for any other purpose. On August 13, 2026, our majority shareholder, by written consent in lieu of a meeting pursuant to Section 228 of the Delaware General Corporate Law and Section 2.9 of our bylaws, provided approval for the Proposed Reverse Stock Split.

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

Overview

As of June 30, 2026, FOXO owns and operates four principal subsidiaries.

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

Reverse Stock Splits

On April 17, 2025, the Company’s board of directors (pursuant to a previously-obtained shareholder approval) approved the implementation of a 1-for-10 reverse stock split, such that every 10 shares of the Company’s Class A Common Stock will be combined into one issued and outstanding share of Class A Common Stock, the First Reverse Stock Split. On July 17, 2025, the Company’s board of directors (pursuant to previously-obtained shareholder approval) approved the implementation of a 1-for-1.99 reverse stock split, such that every 1.99 shares of the Company’s Class A Common Stock will be combined into one issued and outstanding share of the Company’s Class A Common Stock, the Second Reverse Stock Split. On June 30, 2026, the Company’s board of directors (pursuant to previously obtained shareholder approval) approved the implementation of a 1-for-3,000 reverse stock split, such that every 3,000 shares of the Company’s Class A Common Stock will be combined into one issued and outstanding share of the Company’s Class A Common Stock, the Third Reverse Stock Split. The reverse stock splits did not result in a change in the $0.0001 par value per share of the Company’s Class A Common Stock.

The First Reverse Stock Split was effective on April 28, 2025. The Second Reverse Stock Split was effective on July 27, 2025. The Third Reverse Stock Split was effective on June 30, 2026.

All share amounts herein have been adjusted to reflect the reverse stock split.

Acquisition of Vector Under Stock Purchase Agreement

On September 9, 2025, the Company entered into the Stock Purchase Agreement with Vector, (the “Vector SPA”), between the stockholders (each, a “Seller,” or, together, the “Sellers”) owning all of the issued and outstanding equity securities of Vector (the “Purchased Shares”) and FOXO Acquisition Corporation, a Florida corporation and wholly-owned subsidiary of the Company (“FAC”), (the “Vector Acquisition”). Pursuant to the SPA, upon closing on September 19, 2025, the Sellers exchanged the Purchased Shares for (i) $500,000 in cash, (ii) 60,000 shares of the Company’s Series E Cumulative Redeemable Secured Preferred Stock (the “Series E Preferred Stock”) with a stated value of $25.00 per share, or a total stated value of $1,500,000, (iii) 128,950 three year warrants to purchase shares of the Company’s Class A Common Stock with an exercise price of $15.51 per share (the “Vector Warrants”), which was equal to the closing price of the Company’s Class A Common Stock on the trading day immediately prior to closing, plus 10%, (subject to adjustment) valued at $769,826 and (iv) up to 80,000 shares of Series E Preferred Stock to be issued to the Sellers on or before 120 days after the two-year anniversary of the closing; provided that, such shares will only be issued in the event that the Qualifying Revenue (as defined in the Vector SPA) of the Business (as defined in the Vector SPA) during the 12-month period between the first and second anniversary of the closing are at least $4,000,000; provided, further, that in the event that less than $4,000,000 of Qualifying Revenues are actually collected by Vector on or before 90 days after the second anniversary of the closing, the number of shares of Series E Preferred Stock to be issued to the Sellers will be reduced by an amount equal to one share for each $25.00 of Qualifying Revenues less than $4,000,000 collected by such date; and, provided, further, if a Change of Control (as defined in the Vector SPA) of the Company occurs prior to the two-year anniversary of the closing, all of the up to 80,000 shares of Series E Preferred Stock will be issued to the Sellers as of the date of such Change of Control. Pursuant to the Vector SPA, the Sellers have the right, but not obligation, to repurchase the Purchased Shares under certain limited circumstances at fair market value as determined by a third party and subject to a floor. As of June 30, 2026, the Company has recorded $500,000 of additional contingent purchase price consideration, which amount was based on the estimated value of additional shares of Series E Preferred Stock that will be owed pursuant to current projections of Qualifying Revenue.

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

On May 27, 2026, the Company, together with its wholly-owned subsidiary, FOXO Labs, entered into a Strategic Technology License Agreement (the “STLA”) with Jon R. Sabes, the Company’s founder, and LongevityFP Technologies, LLC, a Minnesota limited liability company controlled by Mr. Sabes (“LongevityFP Technologies”).

The material terms of the STLA are as follows: (i) License. The Company and FOXO Labs granted LongevityFP Technologies an exclusive, worldwide license to commercialize the Company’s Epigenetics intellectual property portfolio, including two issued U.S. patents (U.S. Patent Nos. 11,795,495 and 11,817,214), a 13,000+ individual epigenetic dataset, proprietary machine learning models and algorithms, and related work product and arrangements (collectively, the “Licensed IP”); (ii) Royalty. LongevityFP Technologies will pay the Company a royalty equal to 3% of net revenues derived from commercialization of the Licensed IP, subject to an aggregate cap of $1,300,000; (iii) Acquisition Option. LongevityFP Technologies received an exclusive, irrevocable ten-year option to acquire majority ownership of FOXO Labs. Upon a “Track A” exercise, LongevityFP Technologies acquires 100% of FOXO Labs and issues the Company a preferred membership interest representing 40% of LongevityFP Technologies’s fully diluted common equity. Upon a “Track B” exercise, FOXO Labs issues LongevityFP Technologies 60% of FOXO Labs’s fully diluted equity, with the Company retaining 40%; (iv) IP Retention. The Company retains ownership of FOXO Labs and the Licensed IP throughout the license period.

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

Results of Operations

Three Months Ended June 30, 2026 and 2025

	Three Months Ended
	June 30,		Change in	Change in
	2026	2025	$	%
Net revenues	$4,715,016	$5,218,373	$(503,357)	-9.65%
Operating expenses:
Direct costs of revenues	2,395,326	1,975,325	420,001	21.26%
Research and development	23,700	40,183	(16,483)	-41.02%
Management contingent share plan (forfeiture) expense	(9,129,890)	18,878	(9,148,768)	NM
Selling, general and administrative expenses	2,677,438	2,616,866	60,572	2.31%
Total operating income (expenses)	(4,033,426)	4,651,252	(8,684,678)	NM %
Income (loss) from operations	8,748,442	567,121	8,181,321	NM
Change in fair value of warrant liabilities	-	7,576	(7,576)	-100.00%
Interest expense	(1,310,833)	(1,008,751)	(302,082)	29.95%
Gain from legal settlement	1,648,377	-	1,648,377	0.00%
Other non-operating income (expenses), net	(949,093)	(92,252)	(856,841)	NM %
Provision for income taxes		-	-	NM %
Net income (loss), including noncontrolling interest	8,136,893	(526,306)	8,663,199	NM
Noncontrolling interest	3,192	4,285	(1,093)	-25.51%
Net income (loss) attributable to FOXO	8,140,085	(522,021)	8,662,106	NM
Preferred stock dividends and deemed dividends	(135,605)	(265,070)	129,465	-48.84%
Net income (loss) to common stockholders	$8,004,480	$(787,091)	$8,791,571	NM

NM - Not Meaningful

Net Revenues. Net revenues were $4.7 million for the three months ended June 30, 2026, compared to $5.2 million for the three months ended June 30, 2025, a decrease of $0.5 million. We attribute the decrease in net revenues for the three months ended June 30, 2026 to RCHI recording $0.6 million of net revenues from the State of Tennessee’s Hospital Improvement Plan (“THIP”) during the three months ended June 30, 2026 compared to $2.5 million of net revenues from the THIP recorded in the three months ended June 30, 2025. The THIP is designed to increase revenues for hospitals serving TennCare patients. Excluding the impact of the THIP revenues, RCHI’s net revenues increased by $1.1 million in the three months ended June 30, 2026 compared to the 2025 period due to increased volume, including an increase in swing-bed patient services. A “swing-bed” is a change in reimbursement status, as the billing status “swings” from billing for acute care services to billing for post-acute skilled nursing services, despite the fact that the patient stays in the same physical location. Partially offsetting the decrease in net revenues was an increase in Myrtle’s net revenues of $0.1 million due to increased patient days and Vector’s net revenues of $0.2 million. Vector was acquired on September 19, 2025.

Direct Costs of Revenues. Direct costs of revenues were $2.4 million for the three months ended June 30, 2026, compared to $2.0 million of direct costs of revenues for the three months ended June 30, 2025. Myrtle’s direct costs of revenues increased by $52,000 and RCHI’s increased by $260,000. In addition, Vector, acquired on September 19, 2025, contributed $0.1 million of the increase. As a percentage of net revenues, direct costs of revenues were 51% and 38% for the three months ended June 30, 2026 and 2025, respectively.

Research and Development. Research and development expenses were $23,700 and $40,183 for the three months ended June 30, 2026 and 2025, respectively. We incurred less compensation costs in the 2026 period.

Management Contingent Share Plan. Management Contingent Share Plan forfeiture for the three months ended June 30, 2026 of $9.1 million represents the forfeiture of unvested shares under the plan by the former founder of the Company in connection with the STLA. The expense of $18,878 for the three months ended June 30, 2025 resulted from the partial vesting of a share during the period. As of June 30, 2026, all shares previously issued under the plan have been forfeited.

Selling, General and Administrative. Selling, general and administrative expenses were $2.7 million for the three months ended June 30, 2026, compared to $2.6 million for the three months ended June 30, 2025. We attribute the increase to Vector’s selling, general and administrative expenses of $0.3 million and $0.2 million of operating interest on right of use lease obligations, partially offset by decreases in Corporate expenses and Healthcare wages.

Change in Fair Value of Warrant Liabilities. The fair value of warrant liabilities decreased by $0 and $7,576 in the three months ended June 30, 2026 and 2025, respectively. Changes in fair values resulted from changes in the quoted prices of the Public Warrants on the OTC Pink Marketplace. The warrants have no intrinsic value.

Interest Expense. Interest expense was $1.3 million for the three months ended June 30, 2026 compared to $1.0 million for the three months ended June 30, 2025. The increase was due to the increase in notes payable and interest on Medicare cost report settlements during the three months ending June 30, 2026 compared to the 2025 period and $0.4 million of payment default penalties and default interest that was incurred in the three months ended June 30, 2026 compared to $0.3 million in the three months ended June 30, 2025. Partially offsetting the increase in the three months ended June 30, 2026 was $0.2 million of interest on the right-of-use operating lease obligations that is included in selling, general and administrative expenses in the 2026 period.

Gain From Legal Settlement. The gain from legal settlement in the three months ended June 30, 2026 resulted from the reversal of $1.5 million of accrued severance and $0.1 million of accrued legal fees that were no longer owed under the terms of the STLA.

Other Non-Operating Expenses, Net. Other non-operating expenses, net was $0.9 million for the three months ended June 30, 2026, compared to $0.1 million for the three months ended June 30, 2025. The other non-operating expenses, net for the three months ended June 30, 2026 resulted primarily from a $0.8 million 2023 pre-RCHI acquisition Medicare cost report settlement, $0.2 million of penalties and interest for nonpayment of payroll taxes and $68,706 of RCHI additional purchase price, partially offset by $0.1 million of hospital cafeteria income. The other non-operating expenses, net for the three months ended June 30, 2025 resulted primarily from $0.1 million of penalties and interest for nonpayment of payroll taxes.

Net Income (Loss) Attributable to FOXO. Net income attributable to FOXO was $8.1 million for the three months ended June 30, 2026 compared to a net loss attributable to FOXO of $0.5 million for the three months ended June 30, 2025. Excluding the impact of the forfeiture of the unvested Management Contingent Share Plan shares, we incurred a loss from operations of $0.4 million for the three months ended June 30, 2026 compared to income of $0.6 million for the three months ended June 30, 2025. We attribute the change of $1.0 million primarily to the decrease in net revenues in the 2026 period. Also contributing was an increase in direct costs as a percentage of net revenues in the 2026 period. Excluding the impact of the forfeiture of the unvested Management Contingent Share Plan shares, the net loss attributable to FOXO was $1.0 million in the three months ended June 30, 2026 compared to $0.5 million in the comparable 2025 period as the gain from legal settlement partially offset the impact of the decrease in net revenues and the increases in interest expense and other non-operating expenses, net. We recorded declared dividends on our Series E Preferred Stock and deemed dividends from the anti-dilution provisions of preferred stock totaling $0.1 million in the three months ended June 30, 2026 compared to deemed dividends in the three months ended June 30, 2025 of $0.3 million, which resulted from the issuances of and triggers of the down-round provisions of preferred stock. Including these declared and deemed dividends, the net income (loss) to common stockholders was $8.0 million and ($0.8) million for the three months ended June 30, 2026 and 2025, respectively.

Six Months Ended June 30, 2026 and 2025

	Six Months Ended
	June 30,		Change in	Change in
	2026	2025	$	%
Net revenues	$9,883,052	$8,388,293	$1,494,759	17.82%
Operating expenses:
Direct costs of revenues	4,929,539	3,879,261	1,050,278	27.07%
Research and development	59,250	70,183	(10,933)	-15.58%
Management contingent share plan (forfeiture) expense	(9,129,890)	37,756	(9,167,646)	NM
Selling, general and administrative expenses	5,552,562	5,380,952	171,610	3.19%
Total operating expenses	1,411,461	9,368,152	(7,956,691)	-84.93%
Income (loss) from operations	8,471,591	(979,859)	9,451,450	NM
Change in fair value of warrant liabilities	-	39,170	(39,170)	-100.00%
Gain from extinguishment of Senior PIK Notes	-	1,863,834	(1,863,834)	-100.00%
Interest expense	(2,283,968)	(1,898,543)	(385,425)	20.30%
Gain from legal settlements, net	1,630,127	-	1,630,127	0.00%
Other non-operating expenses, net	(1,136,043)	(171,716)	(964,327)	NM %
Provision for income taxes	-	-	-	NM %
Net income (loss), including noncontrolling interest	6,681,707	(1,147,114)	7,828,821	NM
Noncontrolling interest	6,405	8,635	(2,230)	-25.83%
Net income (loss) attributable to FOXO	6,688,112	(1,138,479)	7,826,591	NM
Preferred stock dividends and deemed dividends	(135,605)	(437,195)	301,590	-68.98%
Net income (loss) to common stockholders	$6,552,507	$(1,575,674)	$8,128,181	NM

NM- Not Meaningful

Net Revenues. Net revenues were $9.9 million for the six months ended June 30, 2026, compared to $8.4 million for the six months ended June 30, 2025. Vector, acquired on September 19, 2025, contributed $0.6 million of the increase, Myrtle contributed approximately $0.3 million of the increase and RCHI contributed approximately $0.6 million of the increase. We attribute the increase in Myrtle’s net revenue to increased patient days. Partially offsetting the increase in RCHI’s net revenues for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 were net revenues of $1.2 million from the THIP in the six months ended June 30, 2026 compared to net revenues of $2.5 million from the THIP in the six months ended June 30 2025. The THIP is designed to increase revenues for hospitals serving TennCare patients. Excluding the THIP revenue, RCHI’s net revenues increased by approximately $1.9 million in the six months ended June 30, 2026 compared to the 2025 period. We attribute the increase in RCHI’s net revenues to increased volume, including an increase in swing-bed patient services. A “swing-bed” is a change in reimbursement status, as the billing status “swings” from billing for acute care services to billing for post-acute skilled nursing services, despite the fact that the patient stays in the same physical location.

Direct Costs of Revenues. Direct costs of revenues were $4.9 million and $3.9 million for six months ended June 30, 2026 and 2025, respectively. Vector, acquired on September 19, 2025, contributed $0.4 million of the increase and RCHI’s increased by $0.6 million. As a percentage of net revenues, direct costs of net revenues were 50% and 46% for the six months ended June 30, 2026 and 2025, respectively.

Research and Development. Research and development expenses were $59,250 and $70,183 for the six months ended June 30, 2026 and 2025, respectively. We incurred less compensation costs in the 2026 period.

Management Contingent Share Plan. Management Contingent Share Plan forfeiture for the six months ended June 30, 2026 of $9.1 million represents the forfeiture of unvested shares under the plan by the former founder of the Company in connection with the STLA. The expense for the six months ended June 30, 2025 resulted from the partial vesting of a share during the period. As of June 30, 2026, all shares previously issued under the plan have been forfeited.

Selling, General and Administrative. Selling, general and administrative expenses were $5.6 million for the six months ended June 30, 2026, compared to $5.4 million for the six months ended June 30, 2025. We attribute the increase to Vector’s selling, general and administrative expenses of $0.5 million and $0.4 million of operating interest on right of use lease obligations, partially offset by a decrease of $0.6 million in Corporate expenses and Healthcare wages.

Change in Fair Value of Warrant Liabilities. The fair value of warrant liabilities decreased by $0 and $39,170 in the six months ended June 30, 2026 and 2025, respectively. Changes in fair values resulted from changes in the quoted prices of the Public Warrants on the OTC Pink Marketplace. The warrants have no intrinsic value.

Gain from Extinguishment of Senior PIK Notes. During the six months ended June 30, 2025, we exchanged $5.4 million of Senior PIK Notes, which included $1.9 million of accrued interest, for $3.5 million of stated value of our Series B Preferred Stock resulting in a gain of $1.9 million.

Interest Expense. Interest expense was $2.3 million for the six months ended June 30, 2026 compared to $1.9 million for the six months ended June 30, 2025. The increase was due to the increase in notes payable and interest on Medicare cost report settlements during the six months ending June 30, 2026 compared to the 2025 period and $0.9 million of default penalties and default interest that was incurred in the six months ended June 30, 2026 compared to default penalties and default interest of $0.3 million that was incurred in the 2025 period. Partially offsetting the increase in the six months ended June 30, 2026 was $0.4 million of interest on the right-of-use operating lease obligations that is included in selling, general and administrative expenses in the 2026 period and interest on the Senior PIK Notes that were exchanged for Series B Preferred Stock in January 2025.

Gain From Legal Settlement, Net. The gain from legal settlement, net in the six months ended June 30, 2026 resulted primarily from the reversal of $1.5 million of accrued severance and $0.1 million of accrued legal fees that were no longer owed under the terms of the STLA.

Other Non-Operating Expenses, Net. Other non-operating expenses, net was $1.1 million for the six months ended June 30, 2026 compared to other non-operating expenses, net of $0.2 million for the six months ended June 30, 2025. The other non-operating expenses, net for the six months ended June 30, 2026 resulted primarily from a $0.8 million 2023 pre-RCHI acquisition Medicare cost report settlement, $0.4 million of penalties and interest for nonpayment of payroll taxes and $0.1 million of RCHI additional purchase price, partially offset by $0.1 million of hospital cafeteria income. The other non-operating expenses, net in the six months ended June 30, 2025 resulted primarily from $0.3 million of penalties and interest for nonpayment of payroll taxes, partially offset by hospital cafeteria income of $0.1 million.

Net Income (Loss) Attributable to FOXO. Net income attributable to FOXO was $6.7 million for the six months ended June 30, 2026 compared to a net loss attributable to FOXO of $1.1 million for the six months ended June 30, 2025. Excluding the impact of the forfeiture of the unvested Management Contingent Share Plan shares, we incurred a loss from operations of $0.7 million for the six months ended June 30, 2026 compared to a loss from operations of $1.0 million for the six months ended June 30, 2025. We attribute the improvement to the increase in net revenues in the 2026 period. Excluding the impact of the forfeiture of the unvested Management Contingent Share Plan shares, the net loss attributable to FOXO was $2.4 million in the six months ended June 30, 2026 compared to $1.1 million in the comparable 2025 period as a result of the increase in total non-operating expenses in the six months ended June 30, 2026 compared to the 2025 period. We recorded declared dividends on our Series E Preferred Stock and deemed dividends from the anti-dilution provisions of our preferred stock totaling $0.1 million the six months ended June 30, 2026 compared to $0.4 million of deemed dividends from the anti-dilution provisions of and the issuances of preferred stock and the triggers of the down round provisions of the Assumed Warrants in the six months ended June 30, 2025. Including these declared and deemed dividends, the net income (loss) to common stockholders was $6.6 million and $(1.6) million for the six months ended June 30, 2026 and 2025, respectively.

Analysis of Segment Results:

The following is an analysis of our results by reportable segment for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025. The primary earnings/loss measure used for assessing reportable segment performance is segment income/loss defined as earnings/loss before interest, income taxes, and depreciation and amortization not associated with a specific segment. Segment income/loss by reportable segment also excludes corporate and other costs, including management, IT, and overhead costs.

Healthcare

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Change in $	Change in %
Net revenues	$4,470,352	$5,210,557	$(740,205)	-14%
Operating expenses	(4,915,486)	(3,927,391)	(988,095)	25%
Noncontrolling interest	3,192	4,285	(1,093)	-26%
Segment (Loss) Income	$(441,942)	$1,287,451	$(1,729,393)	NM %

NM – Not Meaningful

Net Revenues. Net revenues were $4.5 million and $5.2 million for the three months ended June 30, 2026 and 2025, respectively, a decrease of $0.7 million. Net revenues for the three months ended June 30, 2026, include Myrtle’s net revenues of $0.6 million and RCHI’s net revenues of $3.9 million. Net revenues for the three months ended June 30, 2025, include Myrtle’s net revenues $0.5 million and RCHI’s net revenues of $4.7 million. We attribute the decrease in RCHI’s net revenues for the three months ended June 30, 2026 compared to the 2025 period to RCHI recording $0.6 million of net revenues from the THIP compared to $2.5 million of net revenues from the THIP recorded in the three months ended June 30, 2025. The THIP is designed to increase revenues for hospitals serving TennCare patients. Excluding the THIP net revenues, Healthcare’s net revenue increased by $1.2 million.

Segment (Loss) Income. Segment loss was $0.5 million for the three months ended June 30, 2026, compared to segment income of $1.3 million for the three months ended June 30, 2025. We attribute the change to the decrease in THIP revenues as discussed above.

Life Science Services

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Change in $	Change in %
Net revenues	$238,462	$-	$238,462	NM
Operating expenses	(423,956)	-	(423,956)	NM
Segment Loss	$(185,494)	$-	$(185,494)	NM

NM = Not meaningful

Net Revenues. Net revenues were $0.2 million for the three months ended June 30, 2026 and represent net revenues from Vector that was acquired on September 19, 2025.

Segment Loss. Segment loss was $0.2 million for the three months ended June 30, 2026 and represents the loss from Vector.

Labs

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Change in $	Change in %
Net revenues	$6,202	$7,816	$(1,614)	-21%
Operating expenses	(24,927)	(41,259)	16,332	-40%
Segment Loss	$(18,725)	$(33,443)	$14,718	-44%

Net Revenues. Net revenues were $6,202 and $7,816 for the three months ended June 30, 2026 and 2025, respectively. Net revenues consist of commissions and royalty income.

Segment Loss. Segment loss decreased to $18,725 for the three months ended June 30, 2026 compared to a loss of $33,443 for the three months ended June 30, 2025 due to a reduction in compensation-related expenses.

Healthcare

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Change in $	Change in %
Net revenues	$9,268,903	$8,371,988	$896,915	11%
Operating expenses	(9,086,735)	(7,937,770)	(1,148,965)	14%
Noncontrolling interest	6,405	8,635	(2,230)	-26%
Segment Income	$188,573	$442,853	$(252,050)	-57%

Net Revenues. Net revenues were $9.3 million for the six months ended June 30, 2026 and represent Myrtle’s net revenues of $1.3 million and RCHI’s net revenues of $8.0 million. Net revenues for the six months ended June 30, 2025 of $8.4 million represent Myrtle’s net revenues of $1.0 million and RCHI’s net revenues of $7.4 million. We attribute the increase in RCHI’s net revenues to increased volume and an increase in swing-bed patient services. A “swing-bed” is a change in reimbursement status, as the billing status “swings” from billing for acute care services to billing for post-acute skilled nursing services, despite the fact that the patient stays in the same physical location. Partially offsetting the increase in RCHI’s net revenues for the six months ended June 30, 2026 compared to the 2025 period were net revenues of $1.2 million from the THIP in the six months ended June 30, 2026 compared to net revenues of $2.5 million from the THIP in the six months ended June 30 2025. The THIP is designed to increase revenues for hospitals serving TennCare patients. Excluding the impact of the THIP net revenues, Healthcare’s net revenue increased in the six months ended June 30, 2026 by approximately $2.2 million.

Segment Income. Segment income was $0.2 million for the six months ended June 30, 2026 compared to segment income of $0.4 million for the six months ended June 30, 2025, respectively. We attribute the decrease to the increase in operating expenses, partially offset by an increase in net revenues.

Life Science Services

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Change in $	Change in %
Net revenues	$599,712	$-	$599,712	NM
Operating expenses	(923,752)	-	(923,752)	NM
Segment Loss	$(324,040)	$-	$(324,040)	NM

NM = Not meaningful

Net Revenues. Net revenues were $0.6 million for the six months ended June 30, 2026 and represent net revenues from Vector that was acquired on September 19, 2025.

Segment Loss. Segment loss was $0.3 million for the six months ended June 30, 2026 and represents the loss from Vector.

Labs

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Change in $	Change in %
Net revenues	$14,437	$16,305	$(1,868)	-11%
Operating expenses	(61,683)	(72,753)	11,070	-15%
Segment Loss	$(47,246)	$(56,448)	$9,202	-16%

Net Revenues. Net revenues were $14,437 for the six months ended June 30, 2026 compared to $16,305 for the six months ended June 30, 2025. Net revenues consist of commissions and royalty income.

Segment Loss. Segment loss decreased to $47,246 for the six months ended June 30, 2026 from $56,448 for the six months ended June 30, 2025 due primarily to a reduction in compensation-related expenses.

Other Operating Data:

We use Adjusted EBITDA to evaluate our operating performance. Adjusted EBITDA does not represent and should not be considered an alternative to net income as determined by U.S. GAAP, and our calculations thereof may not be comparable to those reported by other companies. We believe Adjusted EBITDA is an important measure of operating performance and provides useful information to investors because it highlights trends in our business that may not otherwise be apparent when relying solely on U.S. GAAP measures and because it eliminates items that have less bearing on our operating performance. Adjusted EBITDA, as presented herein, is a supplemental measure of our performance that is not required by, or presented in accordance with, U.S. GAAP. We use non-GAAP financial measures as supplements to our U.S. GAAP results in order to provide a more complete understanding of the factors and trends affecting our business. Adjusted EBITDA is a measure of operating performance that is not defined by U.S. GAAP and should not be considered a substitute for net income (loss) as determined in accordance with U.S. GAAP.

We reconcile our non-GAAP financial measure to our net income (loss) attributable to FOXO, which is its most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. Our management uses Adjusted EBITDA as a financial measure to evaluate the profitability and efficiency of our business model. Adjusted EBITDA is not presented in accordance with U.S. GAAP and should not be considered a substitute for U.S. GAAP. Adjusted EBITDA includes adjustments for provision for income taxes, as applicable, interest income and expense, depreciation and amortization, equity-based compensation/forfeitures, and certain other infrequent and/or unpredictable non-cash charges or benefits, such as impairments, legal settlements, extinguishment of debt, changes in fair value of warrant liabilities, adjustments for right-of-use operating lease expense and adjustments to include pro forma operating performance of acquisitions as if they had occurred at the beginning of the earliest period presented.

Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income (loss) attributable to FOXO	$8,140,085	$(522,021)	$6,688,112	$(1,138,479)
Add: Depreciation and amortization	175,793	146,774	346,887	289,818
Add: Interest expense, excluding interest for right-of-use obligations	1,310,833	792,718	2,283,968	1,462,024
Add: Equity-based compensation (forfeiture) expense	(9,129,890)	18,878	(9,129,890)	46,594
Add: Gain from extinguishment of debt	-	-	-	(1,863,834)
Add: Gain from legal settlements, net	(1,648,377)	-	(1,630,127)	-
Add: Change in fair value of warrant liability	-	(7,576)	-	(39,170)
Add: Amortization of consulting fees paid in stock	-	115,686		212,590
Add: 2023 pre-acquisition RCHI Medicare cost report settlement	750,767	-	750,767	-
Add: Interest expense for right-of-use obligations	193,727	216,033	393,595	436,519
Subtotal	(207,062)	760,492	(296,688)	(593,938)
Add: Right-of-use operating lease expense (pro forma for Vector for 2025)	(312,688)	(301,065)	(622,754)	(602,130)
Add: Pro forma 2025 adjusted EBITDA for Vector	-	2,554	-	(11,580)
Adjusted EBITDA	$(519,750)	$461,981	$(919,442)	$(1,207,648)

See also the Management’s Discussion and Analysis of Financial Condition and Results of Operations for the comparisons of net revenues for the three and six months ended June 30, 2026 and 2025.

Liquidity and Capital Resources

Sources of Liquidity and Capital

For the six months ended June 30, 2026 and 2025, we incurred net income (loss) attributable to FOXO of $6.7 million and $(1.1) million, respectively. However, excluding the impact of the non-cash Management Contingent Share Plan forfeiture, the Company incurred a net loss attributable to FOXO of $2.4 million for the six months ended June 30, 2026. As of June 30, 2026, we had a working capital deficit of $35.9 million. Cash used in operations was $0.3 million and $3.7 million for the six months ended June 30, 2026 and 2025, respectively. We expect to incur additional losses in future periods. Our current revenue and operating cash flow is not adequate to fund our operations for the next twelve months and requires us to fund our business through other sources until the time we achieve adequate scale. Securing additional capital is necessary to execute our business strategy.

Third Party Promissory Notes Payable

As of June 30, 2026, the total principal balance of third-party promissory notes payable was $11.6 million, which was net of $0.1 million of debt discounts. In addition, $0.2 million of accrued interest was owed on these notes.

During the six months ended June 30, 2026, we issued nine third-party promissory notes with principal balances totaling $1.6 million and we received net proceeds from the issuances of $1.3 million. In addition, as discussed below, we exchanged 7,775 shares of our Series A Preferred Stock for $7.8 million of aggregated principal balance of two, non-convertible and noninterest bearing promissory notes.

During the six months ended June 30, 2026, we issued 50,000 shares of our Class A Common Stock valued at $15,000 as an inducement to the issuance of a promissory note with a principal balance of $115,000 dated March 2, 2026, and on April 27, 2026, we issued an additional 50,000 shares of our common stock valued at $15,000 for the extension of the maturity date of the promissory note.

During the six months ended June 30, 2025, we issued 330 shares of our Class A Common Stock for conversions and exchanges of $1.9 million of promissory notes payable and related accrued interest, including the Western Note Payable (“the Western Note”) discussed below. In addition, during the six months ended June 30, 2025, we issued 11 shares of our Class A Common Stock as inducements and commitment shares under the terms of various promissory notes

In February 2025, the Western Note, which we assumed when we acquired SCCH, was sold to a new third party holder, Silverback Capital Corporation (“Silverback”), and it was amended and restated. Per the terms of the amendment and restatement, the principal balance of the note, which included previously accrued interest expense, totaled $1.1 million, the maturity date was February 26, 2026 and the note was convertible into shares of our Class A Common Stock at a conversion price equal to 90% of the average VWAP for the five trading days prior to conversion. During the six months ended June 30, 2025, Silverback converted $0.5 million of the principal balance of the Western Note into 106 shares of our Class A Common Stock leaving a principal balance outstanding of $0.6 million. The Western Note is currently in default as Silverback failed to make further payments to Western Healthcare, LLC and it is probable that no further conversions of the principal balance into shares of our Class A Common Stock will take place.

In January 2025, we exchanged all outstanding Senior PIK Notes (including all accrued and unpaid interest) (which total value was $5.4 million on the date of the exchange) into 3,457.5 shares of our Series B Preferred Stock with a total stated value of $3.5 million. As a result of the exchange, during the six months ended June 30, 2025, the Company recorded a gain from extinguishment of the Senior PIK Notes of $1.9 million,

At June 30, 2026, $2.4 million of the outstanding principal balance and associated one-time accrued interest of third-party promissory notes (excluding the Western Note, which was purchased by a third party that failed to make further payments to Western Healthcare LLC and it is probable that no further conversions of the principal balance into shares of our Class A Common Stock will take place) were convertible into 8.8 million shares of our Class A Common Stock per the conversion terms of the notes. Each of these notes is more fully discussed in Note 9 to the accompanying unaudited condensed consolidated financial statements.

Related Party Promissory Notes and Loans Payable

On September 10, 2024, we issued a note payable that had a maturity date of September 10, 2026 to RHI in the principal amount of $22.0 million for the purchase of RCHI. During December, 2024, we exchanged $21.0 million of the promissory note owed to RHI for 21,000 shares of our Series A Preferred Stock with a stated value of $1,000 per share and we issued to RHI a new promissory note in the principal amount of $1.0 million due on June 5, 2025. At June 30, 2026, the note is in default and the Company is in discussions with RHI about extending the maturity date of the note which extension we expect to receive. During the year ended December 31, 2025, we issued an additional note payable to RHI in the principal amount of $6.1 million for additional purchase price consideration for the purchase of RCHI, of which $5.0 million was exchanged for 5,000 shares of our Series A Preferred Stock with a stated value of $1,000 per share on August 18, 2025 leaving an additional note due to RHI at December 31, 2025 of $1.1 million. During the six months ended June 30, 2026, we increased the additional note payable to RHI by $0.1 million for additional purchase price consideration for the purchase of RCHI for a balance of $1.2 million at June 30, 2026.

In addition, to the notes and loan discussed in the paragraph above, we have outstanding at June 30, 2026: (i) a note payable to RHI in the amount of $264,565 for the purchase of Myrtle; (ii) a note payable to RHI in the original amount of $1.6 million, which was the amount owed by Myrtle to RHI on the date that we acquired Myrtle, which balance was $1.3 million at June 30, 2026; (iii) a loans payable to RHI in the amount of $1.0 million for working capital purposes; and (iv) we have outstanding at June 30, 2026, three additional promissory notes payable to related parties totaling $0.8 million. The total amount of notes and loans payable owed to RHI and its subsidiaries from the Company and its subsidiaries at June 30, 2026 was $4.7 million. Each of these notes is more fully discussed in Note 9 to the accompanying unaudited condensed consolidated financial statements.

Other Loans

At June 30, 2026, we had outstanding a loan issued under an accounts receivable sales agreement of $22,131 and a credit line assumed in the acquisition of Vector with a balance of $20,827.

Preferred Stock

As of June 30, 2026, we had outstanding shares of preferred stock consisting of: (i) 11,420 shares of our Series A Preferred Stock that were issued for the purchase of RCHI and for cash investment, which amount is net of conversions into common stock and exchanges for notes payable; (ii) 3,245 shares of our Series B Preferred Stock that were issued in exchange for the Senior PIK Notes; (iii) 304 shares of our Series C Preferred Stock, a portion of which were issued for cash and a portion of which were issued in exchange of our Series B Preferred Stock; (iv) 4,712 shares of our Series D Preferred Stock of which 4,312 were issued for settlement of legal fees and accrued expenses and 400 shares that were issued in lieu of common stock for finder’s fees in connection with debt financings; and (v) 68,000 shares of our Series E Preferred Stock, 60,000 of which were issued for the acquisition of Vector and 8,000 of which were issued to RHI for payment of $0.2 million of a note payable. All our outstanding shares of preferred stock have a stated value of $1,000 per share except for our Series E Preferred Stock, which has a stated value of $25 per share.

During the six months ended June 30, 2026, we issued 400 shares of our Series D Preferred Stock to satisfy our obligation for outstanding finder’s fees payable in connection with debt financings. During the six months ended June 30, 2025, we issued 3,400 shares of our Series A Preferred Stock with a total stated value of$3.4 million ($1,000 per share) and received gross proceeds of $3.35 million and incurred issuance costs of $350,000. In addition, we issued 60 shares of our Series C Preferred Stock for net cash of $44,825 during the six months ended June 30, 2025. During the six months ended June 30, 2026 and 2025, we issued 488,666 shares and 2,854 shares of our Class A Common Stock, respectively, pursuant to conversions of 146.6 shares and 6,290.17 shares of our Series A Preferred Stock, respectively, with stated values totaling $146,600 and $6.3 million, respectively.

Series A Preferred Stock Restructuring with Institutional Investors

On May 12, 2026, two institutional investors owning approximately 5,307 and 2,468 shares of our Series A Preferred Stock, with aggregate stated values of approximately $5.3 million and $2.5 million, respectively, exchanged their shares for the Senior Notes with principal amounts equal to the stated values of the exchanged preferred shares, or approximately $5.3 million and $2.5 million, respectively, for a combined aggregate principal amount of approximately $7.8 million. The Senior Notes are nonconvertible, noninterest bearing and mature on May 12, 2027.

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

Based on our current operating plan, our cash position as of June 30, 2026, and after taking into account the actions described above, we do not expect to be able to fund our operations through the twelve months ended June 30, 2027 without the need for additional financing or other increases in our cash and cash equivalents balances to enable us to fund our future operations.

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

The following table presents our capital resources as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,	Change Increase
	2026	2025	(Decrease)

Cash	$58,409	$207,453	$(149,044)
Working capital (deficit)	(35,853,244)	(25,546,280)	10,306,964
Total debt, net of discounts of $100,874 and $119,122, respectively	17,207,576	7,292,040	9,915,536
Total stockholders’ equity	913,219	11,076,300	(10,163,081)

The following table summarizes our cash flow data for the six months ended June 30, 2026 and 2025:

	Cash Provided by/ (Used in)
Six Months Ended June 30,	2026	2025
Operating Activities	$(279,224)	$(3,716,303)
Investing Activities	$(9,374)	$(14,900)
Financing Activities	$139,554	$3,984,724

Operating Activities

Our net cash used in operating activities in the six months ended June 30, 2026 was $0.3 million compared to $3.7 million, or $3.4 million less than was used in the six months ended June 30, 2025. Our sources of cash in the six months ended June 30, 2026 were primarily accounts payable and accrued expenses, which provided more operating cash than in the 2025 period.

Investing Activities

Investing activities used $9,374 and $14,900 in the six months ended June 30, 2026 and 2025, respectively. The cash used in investing activities resulted from purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for six months ended June 30, 2026 was $0.1 million compared to $4.0 million for the six months ended June 30, 2025. Net cash provided by financing activities for the six months ended June 30, 2026, included $1.3 million from the issuances of third party notes payable and $2.1 million of borrowings from related party loans and note payable, partially offset by $2.4 million of payments of related party loans and note payable, $0.7 million of payments of third party notes payable and $0.2 million of payments on other loans. Net cash provided by financing activities for the six months ended June 30, 2025, included $3.1 million from the issuances of preferred stock, $1.1 million from the issuances of third party notes payable and $0.3 million from other loans, partially offset by $0.3 million of payments on other loans and $0.1 million of payments of third party notes payable.

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

Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). As of June 30, 2026 and December 31, 2025, $2.3 million and $1.9 million, respectively, of Medicare cost report settlement liabilities were recorded.

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

Labs

The Company has recorded minor revenues from its Labs segment during the three and six months ended June 30, 2026 and 2025. Labs currently recognizes revenue from collecting a royalty from Illumina, Inc. related to the sales of the Infinium Mouse Methylation Array. The Company applies judgment in determining the customer’s ability and intention to pay based on a variety of factors including the customer’s historical payment experience.

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

During the three months ended June 30, 2026 and 2025, estimated contractual allowances and implicit price concessions of $21.1 million and $ 17.2 million, respectively, have been recorded as reductions to revenues and accounts receivable balances to enable the Company to record its revenues and accounts receivable at the estimated amounts it expects to collect and during the six months ended June 30, 2026 and 2025, estimated contractual allowances and implicit price concessions of $40.6 million and $34.7 million, respectively, have been recorded as reductions to revenues and accounts receivable balances to enable the Company to record its revenues and accounts receivable at the estimated amounts it expects to collect. As required by Topic 606, after deducting estimated contractual allowances and implicit price concessions from the healthcare segment’s revenues for the three months ended June 30, 2026 and 2025, the Company recorded healthcare net revenues of $4.5 million and $5.2 million, respectively and for the six months ended June 30, 2026 and 2025, $9.3 million and $8.4 million, respectively. The Company continues to review the provisions for contractual allowances and implicit price concessions.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-04, Debt with Conversions and Other Options (Subtopic 470-20), Induced Conversions of Convertible Debt Instruments. The amendments in this ASU clarify when the settlement of a debt instrument should be accounted for as an induced conversion. Under this ASU, (a) to be accounted for as an induced conversion, an inducement offer is required to preserve the form and amount of consideration issuable upon conversion in accordance with the terms of the instrument (rather than only the equity securities issuable upon conversion), (b) whether a settlement of convertible debt is an induced conversion should be assessed as of the date the inducement offer is accepted by the holder, and (c) issuers that have exchanged or modified a convertible debt instrument within the preceding 12 months (that did not result in extinguishment accounting) should use the terms that existed 12 months before the inducement offer was accepted when determining whether induced conversion accounting should be applied. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The amendments in this ASU permit an entity to apply the new guidance on either a prospective or a retrospective basis. The adoption of this ASU did not have an impact on the Company’s financial statements for the three and six months ended June 30, 2026 and 2025.

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

Factors That May Adversely Affect our Results of Operations

Our results of operations may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. This risk is amplified by our current need to secure additional capital. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, Medicare and Medicaid cost reimbursement, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, a resurgence of the COVID-19 pandemic and/or the emergence of new variants or new pandemics, cyber security risks and geopolitical instability. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business.

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

In our Annual Report on Form 10-K for the year ended December 31, 2025, we identified material weaknesses in our internal control over financial reporting. Specifically, the Company did not maintain effective: (i) entry-level controls, including controls over risk assessment and monitoring to identify and address risks of material misstatement in the consolidated financial statements and related disclosures; (ii) effective controls over the financial reporting process; and (iii) controls over complex and non-routine transactions. As of June 30, 2026, we concluded that these material weaknesses continued to exist.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2026.

Notwithstanding such material weaknesses, management believes that the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods and dates presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Former CEO Severance

The Company has disclosed in previous financial filings certain matters between Mr. Jon Sabes, a former CEO of the Company, and the Company.

On May 27, 2026, the Company, together with its wholly-owned subsidiary, FOXO Labs, entered into the STLA with Mr. Sabes and LongevityFP Technologies. The material terms of the STLA are more fully discussed in Note 10 to the accompanying unaudited condensed consolidated financial statements. The STLA includes mutual releases between the Company and Mr. Sabes and resolves all prior matters between the parties, including accrued severance, which is no longer owed, and the forfeiture of shares under the Company’s Management Contingent Share Plan.

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

We effected a 1-for-3,000 reverse stock split of our Class A Common Stock in June 2026, our third reverse stock split since April 2025, and the market price of our Class A Common Stock may continue to decline.

On June 30, 2026, we effected a 1-for-3,000 reverse stock split of our Class A Common Stock, following a 1-for-10 reverse stock split effected in April 2025 and a 1-for-1.99 reverse stock split effected in July 2025. There can be no assurance that the market price of our Class A Common Stock will increase in proportion to the reduction in the number of outstanding shares, that any increase in the per-share price will be sustained, or that the reverse stock split will improve the liquidity of, or investor interest in, our Class A Common Stock. Our Class A Common Stock trades on the OTC market, which generally involves limited trading volume and greater price volatility than a national securities exchange. The need for repeated reverse stock splits reflects sustained downward pressure on our stock price, and we may be required to effect additional reverse stock splits in the future. A low or declining stock price, together with the substantial number of shares issuable upon conversion of our outstanding convertible securities, could further impair our ability to raise capital and could adversely affect the value of an investment in our Class A Common Stock.

We have significant and increasing indebtedness, including senior unsecured notes that restrict our ability to incur senior debt, and our substantial debt-service and liquidity obligations raise substantial doubt about our ability to continue as a going concern.

Our total debt has increased substantially, and many of our promissory notes are in default and accruing default interest and penalties. In May 2026, we exchanged all of the shares of our Series A Preferred Stock held by two institutional investors for senior unsecured, non-convertible promissory notes in the aggregate principal amount of approximately $7.8 million, which mature on the earlier of May 12, 2027 or an event of default. Under the terms of these senior notes, we have agreed not to incur any other indebtedness that is senior in preference to the notes while they remain outstanding, and we are required to repay the notes upon completion of a public offering or an up-listing to a recognized stock exchange. These restrictions may limit our ability to obtain additional senior financing on favorable terms, or at all, at a time when we require additional capital to fund our operations. Our cash on hand, our working capital deficit, our history of operating losses, our defaults under existing obligations, and our dependence on external financing and related-party funding raise substantial doubt about our ability to continue as a going concern.

Our Strategic Technology License Agreement with our founder may limit the value we realize from our epigenetics intellectual property and could result in the loss of control of our FOXO Labs subsidiary.

In May 2026, we and our subsidiary FOXO Labs entered into a Strategic Technology License Agreement (the “STLA”) with our founder, Jon R. Sabes, and LongevityFP Technologies, LLC, an entity controlled by Mr. Sabes. The STLA grants LongevityFP Technologies an exclusive, worldwide license to commercialize our epigenetics intellectual property portfolio in exchange for a royalty of 3% of net revenues, subject to an aggregate cap of $1,300,000. As a result, our ability to independently commercialize, and the economic upside we may realize from, our epigenetics intellectual property is significantly limited. The STLA also grants LongevityFP Technologies an exclusive, irrevocable ten-year option to acquire majority ownership of FOXO Labs, the exercise of which would result in our loss of control of that subsidiary. Because the STLA was entered into with our founder and an entity he controls, it presents actual or potential conflicts of interest, and its terms may be less favorable to us than those we could have obtained from another party.

We may be unable to complete our proposed acquisition of blood collection center assets from Grifols, or to realize its anticipated benefits, and the acquisition would require capital we do not currently have.

In July 2026, our subsidiary Vector entered into an asset purchase agreement to acquire assets associated with four U.S.-based blood collection centers for aggregate cash consideration of $3,500,000 payable at closing, plus a contingent earn-out of up to $1,000,000. Consummation of the acquisition is subject to a number of closing conditions that are outside our control, including our obtaining a new and separate FDA license, a new and separate CLIA certification in Tennessee, and a waste-management permit from the applicable Miami authority, as well as the receipt of specified consents. We do not currently have sufficient capital to fund the cash consideration, and we will need to secure additional financing to complete the acquisition. There can be no assurance that these conditions will be satisfied, that the necessary financing will be available on acceptable terms or at all, or that the acquisition will close within the timeframe we anticipate or at all. Either party may terminate the agreement if the closing has not occurred within nine months of signing. Even if completed, we may be unable to integrate the acquired operations successfully or to achieve the anticipated benefits, including the EBITDA levels required for the earn-out.

The issuance of shares upon conversion of our outstanding convertible securities, together with our recently increased authorized share capital, may result in substantial dilution to our stockholders.

We have a substantial number of shares of Class A Common Stock issuable upon conversion of our outstanding convertible preferred stock and convertible notes, many of which are convertible at variable or reduced conversion prices as a result of down-round and anti-dilution provisions. In 2026, we increased our authorized capital to 25,020,000,000 shares, consisting of 25,000,000,000 shares of Class A Common Stock and 20,000,000 shares of preferred stock. The conversion of these securities, the triggering of additional down-round adjustments, and the issuance of additional shares to fund our operations may result in substantial dilution to existing holders of our Class A Common Stock and may place additional downward pressure on the market price of our Class A Common Stock.

We are controlled by Rennova Health, Inc., which is controlled by our Chief Executive Officer, and its interests may conflict with those of our other stockholders.

Rennova Health, Inc. (“RHI”), which is controlled by our Chief Executive Officer, holds a substantial majority of our voting power (approximately 99.12% of our voting rights as of the August 13, 2026 record date for our most recent stockholder action) and is able to control the outcome of matters submitted to our stockholders, including the election of directors, amendments to our organizational documents, and the approval of significant corporate transactions, in each case without the approval of our other stockholders. In addition, we are party to numerous financing, note, lease, and other arrangements with RHI and its affiliates. The interests of RHI may differ from, or conflict with, the interests of our other stockholders, and this concentration of control and related-party dependence may limit the ability of our other stockholders to influence corporate matters and could adversely affect the market price of our Class A Common Stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Promissory Notes Extension Shares

On April 27, 2026, the Company entered into Amendment No. 1 to Promissory Note (the “ClearThink Note Amendment”), which extended the maturity date of the note to May 15, 2026. As compensation for the extension of the maturity date: 50,000 shares of the Company’s Class A Common Stock were issued by the Company to the holder.

Shares Issued Pursuant to Series A Conversions

On April 13, 2026, a holder of our Series A Preferred Stock was issued 93,333 shares of Class A Common Stock pursuant to the conversion of 28.0 shares of Series A Preferred Stock.

On May 7, 2026, a holder of our Series A Preferred Stock was issued 33,000 shares of Class A Common Stock pursuant to the conversion of 9.9 shares of Series A Preferred Stock.

Series D Preferred Stock Issued to J.H. Darbie & Co., Inc.

On May 15, 2026, in connection with a Settlement Agreement and Release with J.H. Darbie & Co., Inc., the Company issued 400 shares of its Series D Preferred Stock in satisfaction of $348,454 of finder’s fees owed to J.H. Darbie under a prior finder’s fee agreement, as more fully discussed in Note 12 to the accompanying condensed consolidated financial statements.

Senior Notes Issued in Exchange for Series A Preferred Stock

On May 12, 2026, the Company issued senior unsecured, non-convertible promissory notes in the aggregate principal amount of approximately $7.8 million to two institutional investors in exchange for, and in cancellation of, an aggregate of 7,775 shares of the Company’s Series A Preferred Stock, as more fully discussed in Note 9 to the accompanying condensed consolidated financial statements.

The shares of Class A Common Stock issued upon conversion of the Series A Preferred Stock and the Senior Notes issued in exchange for the Series A Preferred Stock, in each case described above, were issued in reliance upon the exemption from registration afforded by Section 3(a)(9) of the Securities Act, as securities exchanged by the Company with its existing security holders where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

The 400 shares of Series D Preferred Stock issued to J.H. Darbie & Co., Inc., and the shares of Class A Common Stock issued as inducement and extension consideration in connection with promissory notes, in each case described above, were issued in reliance upon the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D thereunder, based in part on the representations of the recipients, each of whom the Company believes was an accredited investor that acquired the securities for investment and not with a view to distribution.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Arrangements

During the quarter ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

FOXO TECHNOLOGIES INC.

Date: August 14, 2026	/s/ Seamus Lagan
	Name:	Seamus Lagan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	/s/ Celene Grant
	Name:	Celene Grant
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

